Form 10-Q
period 2020-06-30
Silver Spike Acquisition Corp.
filed 2020-08-10
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SILVER SPIKE ACQUISITION CORP.
QUARTERLY REPORT ON FORM 10-Q

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2020 (unaudited) and for the period from June 7, 2019 (inception) through June 30, 2019 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2020 (unaudited) and for the period from June 7, 2019 (inception) through June 30, 2019 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2020 (unaudited) and for the period from June 7, 2019 (inception) through June 30, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

SILVER SPIKE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$665,236	$894,589
Prepaid expenses	146,583	257,110
Total Current Assets	811,819	1,151,699

Marketable securities held in Trust Account	254,070,734	251,924,993
Total Assets	$254,882,553	$253,076,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$437,458	$96,895
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	9,187,458	8,846,895

Commitments

Class A ordinary shares subject to possible redemption, 23,683,866 and 23,740,181 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	240,695,088	239,229,796

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,316,134 and 1,259,819 shares issued and outstanding (excluding 23,683,866 and 23,740,181 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	132	126
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding at June 30, 2020 and December 31, 2020	625	625
Additional paid-in capital	1,915,793	3,381,091
Retained earnings	3,083,457	1,618,159
Total Shareholders’ Equity	5,000,007	5,000,001
Total Liabilities and Shareholders’ Equity	$254,882,553	$253,076,692

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from June 7, 2019 (Inception) Through June 30,
	2020	2020	2019
Operating costs	$222,827	$680,443	$5,000
Loss from operations	(222,827)	(680,443)	(5,000)

Other income:
Interest income on marketable securities held in Trust Account	932,978	1,865,015	—
Unrealized (loss) gain on marketable securities held in Trust Account	(871,960)	280,726	—
Other income	61,018	2,145,741	—

Net (loss) income	$(161,809)	$1,465,298	$(5,000)

Weighted average shares outstanding, basic and diluted (1)	7,544,519	7,527,169	6,250,000

Basic and diluted net loss per ordinary share (2)	$(0.03)	$(0.08)	$(0.00)

(1)	Excludes an aggregate of 23,683,866 shares subject to possible redemption at June 30, 2020.

(2)
Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $57,808 and $2,032,875 for the three and six months ended June 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,259,819	$126	6,250,000	$625	$3,381,091	$1,618,159	$5,000,001

Change in value of ordinary shares subject to possible redemption	34,700	3	—	—	(1,627,107)	—	(1,627,104)

Net income	—	—	—	—	—	1,627,107	1,627,107

Balance – March 31, 2020	1,294,519	129	6,250,000	625	1,753,984	3,245,266	5,000,004

Change in value of ordinary shares subject to possible redemption	21,615	3	—	—	161,809	—	161,812

Net loss	—	—	—	—	—	(161,809)	(161,809)
Balance – June 30, 2020	1,316,134	$132	6,250,000	$625	$1,915,793	$3,083,457	$5,000,007

FOR THE PERIOD FROM JUNE 7, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – June 7, 2019	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	(5,000)	(5,000)
Balance – June 30, 2019	7,187,500	$719	$24,281	$(5,000)	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$1,465,298	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,865,015)	—
Unrealized gain on marketable securities held in Trust Account	(280,726)	—
Changes in operating assets and liabilities:
Prepaid expenses	110,527	—
Accrued expenses	340,563	—
Net cash (used in) provided by operating activities	(229,353)	(5,000)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	68,625
Payment of offering costs	—	(63,625)
Net cash provided by financing activities	—	5,000

Net Change in Cash	(229,353)	—
Cash – Beginning	894,589	—
Cash – Ending	$665,236	$—

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$(161,812)	$—
Offering costs included in accrued offering costs	$—	$226,656
Deferred offering costs paid directly by Sponsor in exchange for the issuance of ordinary shares to Sponsor	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $14,413,362, consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $663,362 of other offering costs. In addition, as of June 30, 2020, cash of $665,236 was held outside of the Trust and is available for working capital purposes.

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
JUNE 30, 2020
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
JUNE 30, 2020
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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
JUNE 30, 2020
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SILVER SPIKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,500,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	For the Period from June 7, 2019 (Inception) Through June 30, 2019
Net (loss) income	$(161,809)	$1,465,298	$(5,000)
Less: Income attributable to ordinary shares subject to possible redemption	(57,808)	(2,032,875)	—
Adjusted net loss	$(219,617)	$(567,577)	$(5,000)

Weighted average shares outstanding, basic and diluted	7,544,519	7,527,169	6,250,000

Basic and diluted net loss per ordinary share	$(0.03)	$(0.08)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed financial statements, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the condensed financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
JUNE 30, 2020
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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 7, 2019, the Company will pay the Sponsor up to $20,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2020, the Company incurred $60,000 and $120,000, respectively, in fees for these services. At June 30, 2020 and December 31, 2019, fees of $159,879 and $82,228, respectively, are included in accrued expenses in the accompanying condensed balance sheets.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,316,134 and 1,259,819 shares of Class A ordinary shares issued or outstanding, excluding 23,683,866 and 23,740,181 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 6,250,000 Class B ordinary shares issued and outstanding.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

SILVER SPIKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$254,070,734	$251,924,993

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had a net loss of $161,809, which consists of operating and formation costs of $222,827 and an unrealized loss on marketable securities held in the Trust Account of $871,960, offset by interest income on marketable securities held in the Trust Account of $932,978.

For the six months ended June 30, 2020, we had net income of $1,465,298, which consists of interest income on marketable securities held in the Trust Account of $1,865,015 and an unrealized gain on marketable securities held in the Trust Account of $280,726, offset by operating and formation costs of $680,443.

For the period from June 7, 2019 (inception) through June 30, 2019, we had net income of $5,000, which consists of operating and formation costs.

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

For the six months ended June 30, 2020, cash used in operating activities was $229,353. Net income of $1,465,298 was offset by interest earned on marketable securities held in the Trust Account of $1,865,015, an unrealized gain on marketable securities of $280,726 and changes in operating assets and liabilities, which provided of $451,090 of cash from operating activities.

As of June 30, 2020, we had marketable securities held in the Trust Account of $254,070,734. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $665,236 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial Business Combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

SILVER SPIKE ACQUISITION CORP.

Date: August 7, 2020		/s/ Scott Gordon
	Name:	Scott Gordon
	Title:	Chief Executive Officer
Principal Executive Officer

Date: August 7, 2020		/s/ Gregory Gentile
	Name:	Gregory Gentile
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer