Form 10-Q
period 2020-09-30
Silver Spike Acquisition Corp.
filed 2020-11-13
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of November 13, 2020, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SILVER SPIKE ACQUISITION CORP.
QUARTERLY REPORT ON FORM 10-Q

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2020 (unaudited), for the Three Months Ended September 30, 2019 and for the period from June 7, 2019 (inception) through September 30, 2019 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2020 (unaudited), for the Three Months Ended September 30, 2019 and for the period from June 7, 2019 (inception) through September 30, 2019 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited) and for the period from June 7, 2019 (inception) through September 30, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PART 1 – FINANCIAL INFORMATION

Item1.	FINANCIAL STATEMENTS
SILVER SPIKE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$623,644	$894,589
Prepaid expenses	89,125	257,110
Total Current Assets	712,769	1,151,699

Marketable securities held in Trust Account	254,115,791	251,924,993
Total Assets	$254,828,560	$253,076,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$497,425	$96,895
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	9,247,425	8,846,895

Commitments

Class A ordinary shares subject to possible redemption, 23,668,455 and 23,740,181 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	240,581,127	239,229,796

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,331,545 and 1,259,819 shares issued and outstanding (excluding 23,668,455 and 23,740,181 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	133	126
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	625	625
Additional paid-in capital	2,029,753	3,381,091
Retained earnings	2,969,497	1,618,159
Total Shareholders’ Equity	5,000,008	5,000,001
Total Liabilities and Shareholders’ Equity	$254,828,560	$253,076,692

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from June 7, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Formation and operating costs	$159,017	$133,620	$839,460	$138,620
Loss from operations	(159,017)	(133,620)	(839,460)	(138,620)

Other income (expense):
Interest income on marketable securities held in Trust Account	342,126	620,669	2,207,141	620,669
Unrealized (loss) gain on marketable securities held in Trust Account	(297,069)	66,074	(16,343)	66,074
Other income, net	45,057	686,743	2,190,798	686,743

Net (loss) income	$(113,960)	$553,123	$1,351,338	$548,123

Weighted average shares outstanding, basic and diluted (1)	7,566,134	6,910,082	7,538,169	6,792,210

Basic and diluted net loss per ordinary share (2)	$(0.02)	$(0.01)	$(0.10)	$(0.02)

(1)	Excludes an aggregate of 23,668,455 and 23,750,733 shares subject to possible redemption at September 30, 2020 and 2019, respectively.

(2)
Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $42,655 and $2,074,028 for the three and nine months ended September 30, 2020, respectively, and $652,406 for the three months ended September 30, 2019 and for the period from June 7, 2019 (inception) through September 30, 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2020	1,259,819	$126	6,250,000	$625	$3,381,091	$1,618,159	$5,000,001

Change in value of ordinary shares subject to possible redemption	34,700	3	—	—	(1,627,107)	—	(1,627,104)

Net income	—	—	—	—	—	1,627,107	1,627,107
Balance – March 31, 2020	1,294,519	129	6,250,000	625	1,753,984	3,245,266	5,000,004

Change in value of ordinary shares subject to possible redemption	21,615	3	—	—	161,809	—	161,812

Net loss	—	—	—	—	—	(161,809)	(161,809)
Balance – June 30, 2020	1,316,134	132	6,250,000	625	1,915,793	3,083,457	5,000,007

Change in value of ordinary shares subject to possible redemption	15,411	1	—	—	113,960	—	113,961

Net loss	—	—	—	—	—	(113,960)	(113,960)
Balance – September 30, 2020	1,331,545	$133	6,250,000	$625	$2,029,753	$2,969,497	$5,000,008

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND
FOR THE PERIOD FROM JUNE 7, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – June 7, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance – June 30, 2019	—	—	7,187,500	719	24,281	(5,000)	20,000

Sale of 25,000,000 Units, net of underwriting discounts and offering expenses	25,000,000	2,500	—	—	235,584,138	—	235,586,638

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,00,000	—	7,000,000

Forfeiture of 937,500 Class B ordinary shares	—	—	(937,500)	(94)	94	—	—

Ordinary shares subject to possible redemption	(23,750,733)	(2,375)	—	—	(238,157,385)	—	(238,159,760)

Net income	—	—	—	—	—	553,123	553,123
Balance – September 30, 2019	1,249,267	$125	6,250,000	$625	$4,451,128	$548,123	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,	June 7, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$1,351,338	$548,123
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,207,141)	(620,669)
Unrealized loss (gain) on marketable securities held in Trust Account	16,343	(66,074)
Changes in operating assets and liabilities:
Prepaid expenses	167,985	(312,137)
Accounts payable and accrued expenses	400,530	76,397
Net cash used in operating activities	(270,945)	(374,360)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Proceeds from promissory note – related party	—	237,470
Repayment of promissory note – related party	—	(237,470)
Payment of offering costs	—	(638,362)
Net cash provided by financing activities	—	251,361,638

Net Change in Cash	(270,945)	987,278
Cash – Beginning	894,589	—
Cash – Ending	$623,644	$987,278

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$—	$237,606,630
Change in value of ordinary shares subject to possible redemption	$1,351,331	$553,130
Deferred underwriting fee	$—	$8,750,000
Deferred offering costs paid directly by Sponsor in exchange for the issuance of ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $14,413,362, consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $663,362 of other offering costs. In addition, as of September 30, 2020, cash of $623,644 was held outside of the Trust and is available for working capital purposes.

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
SEPTEMBER 30, 2020
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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination (and not seek to sell its shares to the Company in any tender offer the Company undertakes in connection with its initial Business Combination) and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 18 months from the closing of the Public Offering or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (c) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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
SEPTEMBER 30, 2020
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

SILVER SPIKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,500,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from June 7, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Net (loss) income	$(113,960)	$553,123	$1,351,338	$548,123
Less: Income attributable to ordinary shares subject to possible redemption	(42,655)	(652,406)	(2,074,028)	(652,406)
Adjusted net loss	$(156,615)	$(99,283)	$(722,690)	$(104,283)

Weighted average shares outstanding, basic and diluted	7,566,134	6,910,082	7,538,169	6,792,210

Basic and diluted net loss per ordinary share	$(0.02)	$(0.01)	$(0.10)	$(0.02)

SILVER SPIKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
SEPTEMBER 30, 2020
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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 7, 2019, the Company will pay the Sponsor up to $20,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2020, the Company incurred $60,000 and $180,000, respectively, in fees for these services. At September 30, 2020 and December 31, 2019, fees of $219,879 and $82,228, respectively, are included in accrued expenses in the accompanying condensed balance sheets.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

SILVER SPIKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,331,545 and 1,259,819 shares of Class A ordinary shares issued or outstanding, excluding 23,668,455 and 23,740,181 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 6,250,000 Class B ordinary shares issued and outstanding.

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

SILVER SPIKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

•	Level 3: Unobservable inputs based on the Company assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

SILVER SPIKE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$254,115,791	$251,924,993

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $113,960, which consists of operating and formation costs of $159,017 and an unrealized loss on marketable securities held in the Trust Account of 297,069, offset by interest income on marketable securities held in the Trust Account of $342,126.

For the nine months ended September 30, 2020, we had net income of $1,351,338, which consists of interest income on marketable securities held in the Trust Account of $2,207,141, offset by operating costs of $839,460 and an unrealized loss on marketable securities held in the Trust Account of $16,343.

For the three months ended September 30, 2019, we had net income of $553,123, which consists of interest income on marketable securities held in the Trust Account of $620,669 and an unrealized gain on marketable securities held in the Trust Account of $66,074, offset by operating and formation costs of $133,620.

For the period from June 7, 2019 (inception) through September 30, 2019, we had net income of $548,123, which consists of interest income on marketable securities held in the Trust Account of $620,669 and an unrealized gain on marketable securities held in the Trust Account of $66,074, offset by operating and formation costs of $138,620.

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

For the nine months ended September 30, 2020, cash used in operating activities was $270,945. Net income of $1,351,338 was impacted by interest earned on marketable securities held in the Trust Account of $2,207,141, an unrealized loss on marketable securities of $16,343 and changes in operating assets and liabilities, which provided of $568,515 of cash from operating activities.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $254,115,791. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $623,644 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 7, 2020. As of the date of this Report, other than as described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

SILVER SPIKE ACQUISITION CORP.

Date: November 13, 2020		/s/ Scott Gordon
	Name:	Scott Gordon
	Title:	Chief Executive Officer
Principal Executive Officer

Date: November 13, 2020		/s/ Gregory Gentile
	Name:	Gregory Gentile
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer