Form 10-K
period 2020-12-31
Silver Spike Acquisition Corp.
filed 2021-03-09
CIK 1779474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission File Number 001-39021

SILVER SPIKE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Madison Ave., Suite 1600 New York, NY	10065
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including area code: +1 212-905-4923

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	SSPK	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SSPKW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	SSPKU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2020, as reported on the Nasdaq, was $253,250,000.

As of March 6, 2021, 24,998,575 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

SILVER SPIKE ACQUISITION CORP.
ANNUAL REPORT ON FORM 10-K

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

“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

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

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about (1) the occurrence of any event, change or other circumstances that could result in the failure to consummate the business combination; (2) the outcome of any legal proceedings that may be instituted against Silver Spike, Merger Sub and WM regarding the business combination; (3) the inability to complete the business combination due to the failure to obtain approval of the stockholders of Silver Spike, to obtain financing to complete the business combination or to satisfy other conditions to closing in the definitive agreements with respect to the business combination; (4) changes to the proposed structure of the business combination that may be required or appropriate as a result of applicable laws or regulations or as a condition to obtaining regulatory approval of the business combination; (5) the ability to meet and maintain Nasdaq’s listing standards following the consummation of the business combination; (6) the risk that the business combination disrupts current plans and operations of WMH as a result of the announcement and consummation of the business combination; (7) costs related to the business combination; (8) changes in applicable laws or regulations; (9) the possibility that WMH or New WMH may be adversely affected by other economic, business, and/or competitive factors; (10) the risk that we may not be able to raise financing in the future; (11) the risk that we may not be able to retain or recruit necessary officers, key employees or directors following the business combination; (12) the risk that our public securities will be illiquid; (13) the risk that we will not be able to obtain the required approval for domestication; (14) the risks related to the changes in shareholders’ rights as a result of domestication; (15) the risk that shareholders may experience adverse tax consequences with respect to their shares at the effective time of domestication; (16) the risk that operating under the laws of the State of Delaware will affect the conduct of our business; and (17) other risks and uncertainties indicated from time to time in filings made with the SEC, including those risk factors described in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business

Introduction

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

Company History

In June 2019, our sponsor purchased an aggregate of 7,187,500 Class B ordinary shares (our “founder shares”) for an aggregate purchase price of  $25,000, or approximately $0.0001 per share. Our Class B ordinary shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of a business combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of the initial public offering (the “IPO”).

On August 12, 2019, we completed our IPO of 25,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of  $250,000,000. Each unit consists of one of the Company’s shares of Class A ordinary shares, par value $0.0001 per share, and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of  $11.50 per share, subject to certain adjustments.

Substantially concurrently with the completion of the IPO, our sponsor purchased an aggregate of 7,000,000 warrants (the “private placement warrants”) at a price of $1.00 per warrant, or $7,000,000 in the aggregate. A total of $250,000,000, comprised of $245,000,000 of the proceeds from the IPO, including $8,750,000 of the underwriters’ deferred discount, and $5,000,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On September 25, 2019, we announced that, commencing September 30, 2019, holders of the 25,000,000 units sold in the IPO may elect to separately trade the Class A ordinary shares and the warrants included in the units. Those units not separated continued to trade on the Nasdaq under the symbol “SSPKU” and the Class A ordinary shares and warrants that were separated trade under the symbols “SSPK” and “SSPKW,” respectively.

On January 13, 2021, we held an Extraordinary General Meeting in Lieu of an Annual General Meeting (the “Extraordinary General Meeting”) at which holders of 20,374,378 Class A ordinary shares and Class B ordinary shares, or 65% of the ordinary shares outstanding and entitled to vote as of the record date of December 18, 2020, were represented in person or by proxy. At the Extraordinary General Meeting, (1) the shareholders approved an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which, if we have not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, the we must (i) cease all operations except for the purpose of winding up, (ii) redeem all of the Class A ordinary shares included as part of the units sold in the IPO that was consummated on August 19, 2019 and (iii) liquidate and dissolve, from February 12, 2021 to July 10, 2021 and (2) the holders of Class B ordinary shares approved the re-appointment of Scott Gordon and William Healy as Class 1 directors, with each such director to serve until the second annual general meeting following the Extraordinary General Meeting and, in each case, until his successor is appointed and qualified.

Business Combination

Merger Agreement

On December 10, 2020, we entered into an agreement and plan of merger, dated as of December 10, 2020 (as amended or modified from time to time, the “Merger Agreement”), by and among Silver Spike, Silver Spike Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Silver Spike (“Merger Sub”), WM Holding Company, LLC, a Delaware limited liability company (“WMH”), and Ghost Media Group, LLC, a Nevada limited liability company, solely in its capacity as the initial holder representative (the “holder representative”), pursuant to which Merger Sub will be merged with and into WMH, whereupon the separate limited liability company existence of Merger Sub will cease and WMH will be the surviving company and continue in existence as a subsidiary of Silver Spike (“New WMH”), on the terms and subject to the conditions set forth therein.

WMH operates the leading listings marketplace and most comprehensive software-as-a-service subscription offering sold to retailers and brands in the U.S. state legal and Canadian cannabis markets.

The merger consideration (the “merger consideration”) received by holders of the limited liability company interests of WMH (each, a “WMH Equity Holder”) at the closing of the business combination (the “Closing”) pursuant to the Merger Agreement will have a value of $1,310,000,000 and will be paid in a mix of cash and equity consideration.

Financing for the business combination and for related transaction expenses will consist of (i) $250,000,000 of proceeds from our IPO and certain related transactions on deposit in the trust account (plus interest income accrued thereon since the IPO), net of any redemptions of Silver Spike’s Class A ordinary shares in connection with the shareholder votes to be held at the extraordinary general meeting of Silver Spike shareholders to be held in connection with the business combination and held at the Extraordinary General Meeting on January 13, 2021 in connection with a proposal to amend Silver Spike’s existing organizational documents and (ii) $325,000,000 of proceeds from the purchase by certain accredited investors, pursuant to subscription agreements entered into in connection with the entry into the Merger Agreement (the “subscription agreements”), of an aggregate of 32,500,000 shares of Class A common stock of New WMH for a purchase price of $10.00 per share of Class A common stock of New WMH in a private placement to close immediately prior to the Closing.

The Closing is subject to certain customary closing conditions, including the listing of the shares of Class A common stock on Nasdaq, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the approval by our shareholders, the approval obtained by the WMH Equity Holders, the registration statement becoming effective in accordance with the Securities Act and no stop order having been issued or threatened by the SEC, the accuracy of the parties’ respective representations and warranties and compliance with the parties’ respective covenant obligations (each to certain specified materiality standards), and the absence of a “Material Adverse Effect” on WMH and its subsidiaries.

The Merger Agreement contains customary termination rights, including (i) by mutual written consent of the parties; (ii) by either party if (a) the Closing has not occurred on or prior to June 10, 2021, unless such party’s failure to comply in all material respects with the covenants and agreements contained in the Merger Agreement causes the failure of the business combination to be consummated by such time, (b) the consummation of the business combination is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order, (c) the representations, warranties or covenants of the other party are breached such that there is a failure of the related closing condition (subject to a 30-day cure period) or (d) Nasdaq rejects the listing of the Class A common stock; and (e) if the approval of Silver Spike’s shareholders is not obtained upon a vote duly taken.

Voting Agreement

On December 10, 2020, in connection with the execution of the Merger Agreement, the Company, WM Holding Company, LLC and certain WMH Equity Holders entered into a voting and support agreement (the “Voting and Support Agreement”), pursuant to which the WMH Equity Holders agreed to vote all of their limited liability company interests of WMH (“the WMH Equity Interests”) in favor of the Merger Agreement and related transactions and to take certain other actions in support of the Merger Agreement and related transactions.

The Voting and Support Agreement prevents the WMH Voting Members from transferring their voting rights with respect to their WMH Equity Interests or otherwise transferring their WMH Equity Interests prior to the meeting of WMH’s members to approve the Merger Agreement and related transactions, except for certain customary permitted transfers. The WMH Voting Members also each agreed, with certain exceptions, to a lock-up for a period of 180 days after the Closing with respect to any securities of Silver Spike or WMH that they receive as consideration under the Merger Agreement. The Voting and Support Agreement will automatically terminate upon the first to occur of (i) the termination of the Merger Agreement, (ii) the mutual written consent of the Company, New WMH, and the equityholder and (iii) the time of any modification, amendment or waiver of the Merger Agreement without equityholder’s prior written consent in certain circumstances.

Sponsor Letter Agreement

On December 10, 2020, concurrently with the execution of the Merger Agreement, the Sponsor entered into a letter agreement with Silver Spike and WMH (the “Sponsor Letter Agreement”) pursuant to which the Sponsor agreed to vote all of its Class B ordinary shares in favor of the business combination and related transactions and to take certain other actions in support of the Merger Agreement and related transactions.

The sponsor also agreed that, in the event that the sum of (i) the amount of cash available to be released from the trust account of Silver Spike and (ii) the net amount of proceeds actually received by Silver Spike pursuant to the Equity Financing (as defined in the Merger Agreement) is less than $350,000,000, then 15% of the Sponsor Shares will be deemed to be “Deferred Sponsor Shares,” and a corresponding number of Surviving Company Membership Units (as defined in the Merger Agreement) held by Silver Spike will be deemed to be “Deferred Company Units.” The sponsor agreed that it will not transfer and, subject to the achievement of certain milestones, may be required to forfeit, any such Deferred Sponsor Shares (in which case a corresponding number of Deferred Company Units will be forfeited), subject to the terms of the Sponsor Letter Agreement. The sponsor also waived certain anti-dilution protection to which it would otherwise be entitled in connection with the Equity Financing.

Working Capital Promissory Note

On February 18, 2021, we issued a $750,000 Global Promissory Note (the “Working Capital Promissory Note”) to its sponsor in exchange for $750,000 of financing to be used for the payment of working capital expenses, including expenses incurred in connection with the business combination. The note is non-interest bearing, unsecured and due on the earliest of (i) June 10, 2021 and (ii) the consummation of our initial business combination.

PIPE Subscription Agreements

In connection with the execution of the Merger Agreement, we entered into subscription agreements with certain subscription investors pursuant to which we have agreed to issue and sell to the subscription investors, in the aggregate, $325,000,000 of Silver Spike’s Class A ordinary shares (or shares of Class A common stock of New WMH into which such shares will convert in connection with the domestication) at a purchase price of $10.00 per share. The closing of the PIPE subscription financing will occur immediately prior to the Closing, and is subject to customary closing conditions, including the satisfaction or waiver of the conditions set forth in the Merger Agreement. Such subscription investors were granted registration rights.

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

We may structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock or shares of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2020 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are a Cayman Islands exempted company incorporated on June 7, 2019. Our executive offices are located at 660 Madison Ave, Suite 1600, New York, New York 10065 and our telephone number is (212) 905-4923.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO until the Closing of the initial business combination. We intend to effectuate our initial business combination using cash held in the trust account, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Selection of a target business and structuring of our initial business combination

While we may pursue a business combination target in any business, industry or geographical location, we intend to focus our search for businesses in the cannabis industry that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate and, in particular, we will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of U.S. federal laws, including the U.S. Controlled Substances Act. The cannabis industry has experienced significant growth over the last several years. With full federal legalization in Canada and 36 states in the United States allowing for some type of legal use under state law, the cannabis industry is amongst the fastest growing industries in the world. We believe that the normalization of cannabis and its many uses — both therapeutic and recreational — is creating a rarely seen opportunity to invest in related businesses. At the same time, the cannabis industry is highly fragmented and subject to a complex regulatory framework, creating significant barriers to entry. The cannabis-related investment space is currently dominated by small funds which we believe lack both the capital and experience to see their investments through multiple rounds of funding.

We believe that there are several target businesses that could benefit from our partnership and are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate. In the United States, this would currently include non-plant touching businesses that support the functioning of cannabis activity but are not directly related to cultivation, manufacturing, processing, branding, transportation, distribution, storage or sale of cannabis and cannabis-based products. Another set of eligible targets in the U.S. would include hemp derived cannabidiol (“CBD”) businesses that are compliant with the U.S. Agricultural Improvement Act of 2018 (the “Farm Bill Act”), which would include targets engaged in cultivation, manufacturing, processing, branding, transportation, distribution, storage or sale of hemp-derived CBD. We may also consider companies pursuing an U.S. Food and Drug Administration (“FDA”) track (or its equivalent in the relevant jurisdiction) for pharmaceutical applications and treatments that entail compounds found in cannabis. There are also a number of qualifying cannabis-related licensed operators in industries outside of the United States. This includes companies currently operating in jurisdictions where cannabis has been decriminalized for recreational use, such as Canada and Uruguay, as well as jurisdictions under which medical use is legal, such as Colombia and Germany. Globally, more than 50 countries have legalized some form of medical cannabis and we believe that legislative trends in certain jurisdictions will continue to broaden our opportunity set for eligible acquisitions.

The transition of cannabis and its related industries to a regulated and legal marketplace has been happening at a rapid pace over recent years. Many countries have or are contemplating some form of legalized use, including Canada and the United States. For example, the Marijuana Freedom and Opportunity Act was introduced in the United States House of Representatives in June 2018, which would remove marijuana from the schedule of controlled substances under the Controlled Substances Act and decriminalize its use. We believe that this momentum will continue to accelerate worldwide, generating tremendous opportunity in the industry, with both broader legislative acceptance and an evolving regulatory environment. There have already been hundreds of businesses launched across various sub-sectors of the cannabis industry, many of which are located in Canada or the United States. These businesses have raised billions of dollars from investors in public and private markets; including strategic investments from major multinational companies that are altering or broadening their core business focus. Many of these businesses have valuations in excess of a billion dollars. However, the cannabis industry is still in its infancy. In order to succeed under the new legislative and regulatory frameworks, we believe that businesses will need strong management teams with deep operational expertise and financial acumen.

In order to succeed under the new legislative and regulatory frameworks, we believe that businesses will need strong management teams with deep operational expertise and financial acumen.

As this industry evolves, we believe that investors will become more discerning and will focus on business models that can scale profitably. Despite high profile recent investments, we believe the total quantum of invested capital in the space is scant relative to other major industry sectors. As the industry evolves and legislative and regulatory hurdles are addressed, we anticipate an institutionalization of capital investment, with reduced reliance on high net worth individuals, family offices and select hedge funds. We believe that this will be manifested by new investors providing sources of liquidity that will resemble more mature markets, including increased breadth of financial instruments across the capital structure.

We believe that globally the cannabis industry will continue to grow at a rapid pace in the coming years. Unlike other emerging industries, which have been driven by massive technological advances, cannabis has supported therapeutic treatments for thousands of years across a variety of cultures. The evolution of public perception is being sustained by consumers seeking cannabis-based treatments for a variety of health and wellness needs. We believe that there will be growth via the broader adoption of cannabis for non-recreational use. Potential sources for additional growth include the disruption of a variety of health-related market segments, including pain management, sleep, skin care and cosmetics and anxiety, as well as many other applications that are being explored.

Scott Gordon is the founder and Chief Executive Officer of Silver Spike Capital, an investment platform dedicated to the cannabis industry. Mr. Gordon began investing in the cannabis industry in 2014 and in 2016 co-founded and became Chairman of Egg Rock Holdings, parent company of the Papa & Barkley family of cannabis products with related subsidiary assets in manufacturing, processing and logistics. Egg Rock Holdings also is the parent company of Papa & Barkley Essentials, a hemp-derived CBD business based in Colorado. Mr. Gordon has spent his career investing in emerging markets globally and has formed and managed a number of large global platforms. Prior to the formation of Silver Spike Capital, Mr. Gordon was President of Fintech Advisory Inc., investment manager for a multibillion dollar family office fund focused on long-term and opportunistic investments in emerging markets. Previously, Mr. Gordon held leadership positions at several asset management firms, including Marathon Asset Management, Caxton and Taconic Capital. Earlier in his career, Mr. Gordon led the Global Special Situations Group at Bank of America, the Emerging Markets business at ING Capital and was a founding member of the Emerging Markets business at J.P. Morgan.

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

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●
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

●
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

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

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until July 10, 2021.

Redemption of public shares and liquidation if no initial business combination

We have only until July 10, 2021 to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time period.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by July 10, 2021. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time frame.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 10, 2021 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

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

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. For example, Marcum LLP, our independent registered public accounting firm and the underwriters of our IPO, will not execute agreements with us waiving such claims to the monies held in the trust account. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our Company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,000,000 from the proceeds of our IPO and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 10, 2021 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination by July 10, 2021, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

Facilities

We currently maintain our executive offices at 660 Madison Ave, Suite 1600, New York, New York 10065. The cost for the space is included in the up to $20,000 monthly fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.  See also the Risk Factors set forth in our registration statement on Form S-4 relating to the proposed initial business combination, which risk factors are incorporated by reference herein.

We may not be able to effect the Business Combination pursuant to the Merger Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.

In connection with the Merger Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of equity and debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Merger Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

If the anticipated Business Combination with WMH fails, it may be difficult to research a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by July 10, 2021, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with WMH took a substantial amount of time, and if the Business Combination with WMH fails, we may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company incorporated under the laws of the Cayman Islands and all of our activities to date have been related to our formation, our IPO and our search for a business combination target.  Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19), a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 materially adversely affects their business operations. Additionally, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination may be materially adversely affected.

Legal proceedings in connection with the business combination, the outcomes of which are uncertain, could delay or prevent the completion of the business combination.

In connection with proposed business combinations, it is not uncommon for lawsuits to be filed against companies involved and/or their respective directors and officers alleging, among other things, that the proxy statement/prospectus contains false and misleading statements and/or omits material information concerning the proposed transaction. Two lawsuits have been filed in the Supreme Court of the State of New York in connection with the Business Combination. These matters generally seek injunctive relief to enjoin the Business Combination and to require the parties to issue supplemental disclosures or, in the event the transaction is consummated in the absence of supplemental disclosure, an order rescinding the transaction and awarding rescissory damages. While we think these claims are without merit, defending such lawsuits or other similar claims could require the Company to incur significant costs and draw the attention of the Company’s management team away from the Business Combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Business Combination is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the Business Combination from becoming effective within the agreed upon timeframe.

If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 9,375,001, or 37.5%, of the 25,000,000 public shares sold in our IPO to be voted in favor of a transaction (assuming all issued and outstanding shares are voted), subject to any higher threshold as is required by Cayman Islands or other applicable law, in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 10, 2021. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to July 10, 2021. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 10, 2021 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination by July 10, 2021, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to such securities;

●
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that had not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 as of the successful completion of our IPO and the sale of the private placement warrants and we filed a Current Report on Form 8-K, including an audited balance sheet of the Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares reduces your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate for at least until July 10, 2021, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least until July 10, 2021, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our IPO and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least until July 10, 2021; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. Our sponsor is not obligated to fund such loans.

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $1,000,000 are available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. For example, Marcum LLP, our independent registered public accounting firm and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

If we are unable to consummate our initial business combination by July 10, 2021, our public shareholders may be forced to wait beyond July 10, 2021 before redemption from our trust account.

If we are unable to consummate our initial business combination by July 10, 2021, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond July 10, 2021 before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting of shareholders until after the completion of our initial business combination. Our public shareholders will not have the right to elect directors prior to the consummation of our Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year-end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. Until we hold an annual general meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management. As holders of our Class A ordinary shares, our public shareholders also will not have the right to vote on the election of directors prior to completion of our initial business combination. In addition, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

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

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond July 10, 2021 or (y) amend the foregoing provisions. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors in our IPO;

●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

●
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike certain other blank check companies, our initial shareholder will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our IPO and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our IPO plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued to our sponsor, an affiliate of our sponsor or any of our officers or directors. This is different than certain other blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

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

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

On June 11, 2019, our sponsor subscribed for an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or $0.004 per share. On September 23, 2019, in connection with the expiration of the underwriter’s over-allotment option, our sponsor surrender 937,500 founder shares. As a result, our sponsor now owns 6,250,000 founder shares. As such, our initial shareholders collectively own 20% of our issued and outstanding shares as of our IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 7,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share, for a purchase price of $7,000,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the ordinary shares except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the election of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions; (3) our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive: (x) their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination (and not seek to sell its shares to us in any tender offer we undertake in connection with our initial business combination); (y) their redemption rights with respect to their founder shares and any public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 10, 2021 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (z) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by July 10, 2021(although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founder shares will automatically convert into our Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis subject to adjustment pursuant to certain anti-dilution rights and (5) the founder shares are entitled to registration rights. Our directors and officers have also entered into the letter agreement with respect to public shares acquired by them, if any.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline following the closing of the IPO nears, which is the deadline for the completion of our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may be able to complete only one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the private placement warrants provided us with $250,000,000 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the IPO. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are more likely to expire worthless.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares upon the closing of our IPO, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibits any amendment of its provisions (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 10, 2021 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Certain agreements related to our IPO may be amended without shareholder approval.

Each of the agreements related to our IPO to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial shareholders, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any material amendment entered into in connection with the completion of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

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

We have issued warrants to purchase 12,500,000 Class A ordinary shares, at a price of $11.50 per whole share, as part of the units offered in our IPO, and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 7,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share. Our initial shareholders currently hold 6,250,000 founder shares. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

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

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy, and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We will be subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

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

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

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

If we are successful in completing a business combination with a target business with operations in the cannabis industry, we will be subject to, and possibly adversely affected by, the following risks:

●	The cannabis industry is extremely speculative and its legality is uncertain, making it subject to inherent risk;

●
Use of cannabis that is not in compliance with the U.S. Controlled Substances Act is illegal under U.S. federal law, and therefore, strict enforcement of U.S. federal laws regarding the use, cultivation, manufacturing, processing, transportation, distribution, storage and/or sale of cannabis would likely result in our inability to execute a business plan in the cannabis industry;

●
Changes in the current policies of the Biden Administration and the U.S. Department of Justice resulting in heightened enforcement of U.S. federal cannabis laws may negatively impact our ability to pursue our prospective business operations and/or generate revenues;

●
U.S. federal courts may refuse to recognize the enforceability of contracts pertaining to any business operations that are deemed illegal under U.S. federal law and, as a result, cannabis-related contracts could prove unenforceable in such courts;

●
Consumer complaints and negative publicity regarding cannabis-related products and services could lead to political pressure on states to implement new laws and regulations that are adverse to the cannabis industry, to not modify existing, restrictive laws and regulations or to reverse current favorable laws and regulations relating to cannabis;

●	Assets leased to cannabis businesses may be forfeited to the U.S. federal government in connection with government enforcement actions under U.S. federal law;

●
U.S. Food and Drug Administration regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which could directly affect our financial condition;

●
Due to our proposed involvement in the regulated cannabis industry, we may have a difficult time obtaining the various insurance policies that are needed to operate our business, which may expose us to additional risks and financial liabilities;

●
The cannabis industry may face significant opposition from other industries that perceive cannabis products and services as competitive with their own, including but not limited to the pharmaceutical industry, adult beverage industry and tobacco industry, all of which are have powerful lobbying and financial resources;

●
Many national and regional banks have been resistant to doing business with cannabis companies because of the uncertainties presented by federal law and, as a result, we may have difficulty accessing the service of banks, which may inhibit our ability to open bank accounts or otherwise utilize traditional banking services;

●	Due to our proposed involvement in the regulated cannabis industry, we may have a difficult time obtaining financing in connection with our initial business combination or thereafter;

●
Laws and regulations affecting the regulated cannabis industry are varied, broad in scope and subject to evolving interpretations, and may restrict the use of the properties we acquire or require certain additional regulatory approvals, which could materially adversely affect our operations;

National securities exchanges may not list companies engaged in the cannabis industry;

●
Section 280E of the Internal Revenue Code of 1986, as amended, which disallows a tax deduction for any amount paid or incurred in carrying on any trade or business that consists of trafficking in controlled substances prohibited by federal or state law, may prevent us from deducting certain business expenditures, which would increase our net taxable income; and

●	Risks similar to those discussed above based on regulations of other jurisdictions in which a prospective target may operate or be organized in.

Any of the foregoing could have an adverse impact on our operations following a business combination.

Cannabis is currently illegal under U.S. federal law and in other jurisdictions

If we complete a business combination with a target in the cannabis industry, our ability to achieve our business objectives will be contingent, in part, upon the legality of the cannabis industry, our compliance with regulatory requirements enacted by various governmental authorities, and our obtaining all regulatory approvals, where necessary. The laws and regulations governing cannabis are still developing, including in ways that we may not foresee. Although the Agriculture Improvement Act of 2018 has taken hemp and hemp-derived cannabinoids out of the most restrictive class of controlled substances under U.S. federal law, marijuana is a schedule 1 controlled substance in the United States and is currently illegal under U.S. federal law. Even in those U.S. states in which the recreational use of marijuana has been legalized, its use remains a violation of U.S. federal law. Additionally, in 2018, a series of memoranda and guidance from 2009 to 2014 that generally directed U.S. Attorneys not to enforce federal marijuana laws against actors who were in compliance with state guidance were formally rescinded. Since U.S. federal laws criminalizing the use of marijuana preempt state laws that legalize its use, continuation of U.S. federal law in its current state regarding marijuana could limit our ability to do business in the United States. Similar issues of illegality apply in other countries. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals may significantly delay or impact negatively our ability to consummate an initial business combination, the markets in which we operate, products and sales initiatives and could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

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

We may acquire a business involved in the production, distribution or sale of hemp-derived CBD products. Participation in the market for hemp-derived CBD products in the United States and elsewhere may require us to employ novel approaches to existing regulatory pathways. Although the passage of the Farm Bill in December 2018 legalized the cultivation of hemp in the United States to produce products containing CBD and other non-tetrahydrocannabinol (“THC”) cannabinoids, it is unclear how the U.S. Food and Drug Administration (“FDA”) will respond to the approach taken by a target business we acquire, or whether the FDA will propose or implement new or additional regulations. In addition, such products may be subject to regulation at the state or local levels. Unforeseen regulatory obstacles may hinder our ability to successfully compete in the market for such products.

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

Businesses in the cannabis industry, and the business of the suppliers from which we may acquire the products we may sell, require compliance with many laws and regulations. Failure to comply with these laws and regulations could subject us or such suppliers to regulatory or agency proceedings or investigations and could also lead to damage awards, fines and penalties. We or such suppliers may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies, could harm our reputation or the reputations of the brands that we may sell, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on our business, financial condition and results of operations.

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

Cannabis regulations may permit the end user to produce cannabis for their own purposes. For example, under cannabis regulations in Canada, three options are available for individuals to obtain cannabis for medical purposes: (i) registering with a holder of a license to sell for medical purposes and purchasing products from that entity; (ii) registering with Health Canada to produce a limited amount of cannabis for their own medical purposes; or (iii) designating someone else to produce cannabis for them. It is possible that the ability of end users to produce cannabis for their own purposes, such as under (ii) and (iii) above, could significantly reduce the addressable market for a potential target cannabis company’s products and could materially and adversely affect the business, financial condition and results of operations of a potential target cannabis company.

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

A potential target’s success depends on its ability to attract and retain consumers. There are many factors which could impact its ability to attract and retain consumers, including its ability to continually produce desirable and effective products, the successful implementation of its consumer acquisition plan and the continued growth in the aggregate number of potential consumers. A potential target business may not be successful in developing effective and safe new products, anticipating shifts in social trends and consumer demands, bringing such products to market in time to be effectively commercialized, or obtaining any required regulatory approvals, which, together with any capital expenditures made in the course of such product development and regulatory approval processes, may have a material adverse effect. A potential target’s failure to acquire and retain consumers could have a material adverse effect on the potential target business.

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

If the number of users of medical cannabis increases, and/or if the national demand for recreational cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, a target business may require a continued high level of investment in research and development, marketing, sales and client support. However, a potential target business may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect the business, financial condition and results of operations of the Company. Additionally, as new technologies related to the cultivation, processing, manufacturing and research and development of cannabis are being explored, there is potential for third-party competitors to be in possession of superior technology that would reduce any relative competitiveness a potential business target may have.

As the legal landscape for cannabis continues to evolve, it is possible that the cannabis industry will undergo consolidation, creating larger companies with greater financial resources, manufacturing and marketing capabilities and product offerings.

Given the rapid changes affecting the global, national, and regional economies generally and the cannabis industry in particular, we may not be able to create and maintain a competitive advantage in the marketplace.

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

Many businesses in the cannabis industry face rapidly changing markets, technology, emerging industry standards and frequent introduction of new products. The introduction of new products embodying new technologies, including new manufacturing processes or formulations, and the emergence of new industry standards may render a potential business target’s products obsolete, less competitive or less marketable. The process of developing their products is complex and requires significant continuing costs, development efforts and third-party commitments, including licensees, researchers, collaborators and lenders. A target company’s failure to develop new technologies and products and the obsolescence of existing technologies or processes could adversely affect its business, financial condition and results of operations. A target company may be unable to anticipate changes in its potential customer requirements that could make its existing technology, processes or formulations obsolete. Its success will depend in part on its ability to continue to enhance its existing technologies, develop new technology that addresses the increasing sophistication and varied news of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of its proprietary technology, processes and formulations may entail significant technical and business risks. A potential target company may not be successful in using its new technologies or exploiting its niche markets effectively or adapting its business to evolving customer or medical requirements or preferences or emerging industry standards.

There is uncertainty in pricing and demand for cannabis-based products.

The anticipated pricing of cannabis products may differ substantially from current levels given changes in the competitive and regulatory landscape. The potential target company’s business model may be susceptible to erosion of profitability should cannabis and cannabis-related products experience secular pricing changes. Potential sources of pricing changes include overproduction, regulatory action, increased competition or the emergence of new competitors. Additionally, even if pricing of the broader cannabis and cannabis-related product market is sustained, there is no guarantee that a potential target cannabis company will be successful in creating and maintaining consumer demand and estimated pricing levels. To do this, the potential target company may be dependent upon, among other things, continually producing desirable and effective cannabis and cannabis-related products and the continued growth in the aggregate number of cannabis consumers. Campaigns designed to enhance the potential target company’s brand and attract consumers, subject to restrictions imposed by law, can be expensive and may not result in increased sales. If the potential target company is unable to attract new consumers, it may not be able to increase its sales.

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

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network (“FinCen”), a division of the U.S. Department of the Treasury (the “FinCen Memo”), clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Despite the rescission of memoranda that had deprioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, FinCen has not rescinded the FinCen Memo. While this memo appears to be a stand-alone document and is presumptively still in effect, FinCen could elect to rescind the FinCen Memo at any time. Banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

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

The growing of cannabis is an agricultural process. As such, a target business with operations in the cannabis industry is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks. Although some cannabis production is conducted indoors under climate-controlled conditions, cannabis continues to be grown outdoors and there can be no assurance that artificial or natural elements, such as insects and plant diseases, will not entirely interrupt production activities or have an adverse effect on the production of cannabis and, accordingly, the operations of a potential target business.

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

Participants in the cannabis industry are subject to various environmental regulations in the jurisdictions in which they operate. These regulations may mandate, among other things, the maintenance of air and water quality standards and land reclamation. These regulations may also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect a potential target business.

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

There are a limited number of management teams in the cannabis industry that have U.S. public company experience. As a result, management of a target cannabis business, including any key personnel that it hires in the future, may not be familiar with U.S. securities laws. If such management team is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

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

The ability of a potential target business to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that the potential target business will be successful in maintaining its required supply of skilled labor, equipment, parts and components. Qualified individuals are in high demand, and the potential target business may incur significant costs to attract and retain them. It is also possible that the final costs of the major equipment and materials, including packaging materials, contemplated by the potential target’s capital expenditure program may be significantly greater than anticipated by the potential target’s management, and may be greater than funds available to the potential target business, in which circumstance the potential target business may curtail, or extend the time frames for completing, its capital expenditure plans. This could have a material adverse effect on the potential target’s business, financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive offices at 660 Madison Ave, Suite 1600, New York, New York 10065. The cost for the space is included in the up to $20,000 monthly fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

Beginning on January 27, 2021, purported stockholders of the Company filed or threatened to file lawsuits in connection with the Company’s prospective merger with WMH, including two actions filed in the Supreme Court of the State of New York, captioned, Brait v. Silver Spike Acquisition Corp., et al., Index No. 650629/2021 (N.Y. Sup. Ct.), and Stout v. Silver Spike Acquisition Corp., et al., No. 650686/2021 (N.Y. Sup. Ct.).  The operative complaints in the Brait and Stout actions allege that the Registration Statement issued in connection with the prospective Merger omits material information related to the proposed transaction, and asserts claims for breach of fiduciary duty against certain of the Company’s current officers and directors and for aiding and abetting breach of fiduciary duty against the Company.  The Stout complaint also asserts aiding and abetting claims against WMH and Merger Sub.  Plaintiffs seek injunctive relief to enjoin the proposed Merger and to require defendants to issue supplemental disclosures as outlined in the complaints or, in the event the transaction is consummated in the absence of such supplemental disclosures, an order rescinding the transaction and awarding rescissory damages.  Plaintiffs also seek an award of attorneys’ fees and costs.  The Company has received similar demands from other purported shareholders of the company, including one that attached a draft complaint, styled Fusco v. Silver Spike Acquisition Corp., et al., asserting similar fiduciary duty claims as in the Brait and Stout actions, as well as separate claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934; the draft complaint seeks an injunction of the proposed Merger, pending dissemination of supplemental disclosures, unspecified damages and attorneys’ fees and costs. The Company believes that these allegations are without merit. These matters are in the early stages and the Company is unable to reasonably determine the outcome or estimate the loss, if any, and as such, has not recorded a loss contingency.

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

The founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to certain adjustments. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our IPO and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our IPO plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding the representative shares and any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued to our sponsor, an affiliate of our sponsor or any of our officers or directors.

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

Our sponsor purchased 7,000,000 private placement warrants at a price of $1.00 per warrant in a private placement that occurred concurrently with the closing of our IPO and generated gross proceeds of $7,000,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the IPO held in the trust account. If we do not complete a business combination by July 10, 2021, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the $257,000,000 in proceeds we received from our IPO and the sale of the private placement warrants, a total of $250,000,000, from this $250,000,000, the underwriter’s deferred commissions of $8,750,000 will be paid, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-232734), dated August 7, 2019, which was declared effective by the SEC on August 7, 2019.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on June 7, 2019, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the IPO, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On December 10, 2020, we entered into a Merger Agreement with Merger Sub, WMH and Ghost Media Group, LLC, a Nevada limited liability company, solely in its capacity as the securityholder representative thereunder (the “Holder Representative”).

Pursuant to the Merger Agreement, Merger Sub will merge with and into WMH with WMH continuing as the surviving entity and a subsidiary of the Company (refer to as “Surviving Pubco” following the Business Combination) (the “Merger” and the other transactions contemplated by the Merger Agreement, the “Business Combination”).

As a result of the Business Combination, each of our issued and outstanding Class A ordinary shares and Class B ordinary shares will convert into a share of Class A common stock of Surviving Pubco, and each issued and outstanding warrant to purchase Class A ordinary shares of the Company will be exercisable by its terms to purchase an equal number of shares of Class A common stock of Surviving Pubco.

The merger consideration (the “Merger Consideration”) to be paid to holders of the limited liability company interests of WMH (each, a “WMH Equity Holder”) at the closing of the Business Combination (“the Closing”) pursuant to the Merger Agreement will be equal to $1.31 billion and will be paid in a mix of cash and equity consideration.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

On January 13, 2021, we held an Extraordinary General Meeting pursuant to which our shareholders approved extending the extension date. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 1,425 Class A ordinary shares. As a result, an aggregate of $14,489 (or approximately $10.17 per share) was released from our trust account to pay such shareholders.

On February 18, 2021, we issued a note in the amount of up to $750,000 to the sponsor for general working capital purposes. The note is non-interest bearing and payable upon the earlier to occur of (i) June 10, 2021 or (ii) the consummation of a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the trust account to repay the note; however, no proceeds from the trust account may be used for such repayment.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2020 were organizational activities, those necessary to prepare for the IPO, identifying a target for our Business Combination and activities in connection with the proposed acquisition of WMH. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2020, we had a net loss of $1,601,521, which consists of operating costs of $3,864,234 offset by interest earned on marketable securities held in the trust account of $2,257,985 and an unrealized gain on marketable securities held in the trust account of $4,728.

For the period from June 7, 2019 (inception) through December 31, 2019, we had net income of $1,618,159, which consists of interest income on marketable securities held in the Trust Account of $1,812,577 and an unrealized gain on marketable securities held in the Trust Account of $112,416, offset by operating and formation costs of $306,834.

Going Concern, Liquidity and Capital Resources

August 12, 2019, we consummated the IPO of 25,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 7,000,000 private placement warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $7,000,000.

Following the IPO and the sale of the private placement warrants, a total of $250,000,000 was placed in the trust account. We incurred $14,413,362 in transaction costs, including $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $663,362 of other offering costs.

For the year ended December 31, 2020, cash used in operating activities was $581,882. Net loss of $1,601,521 was affected by interest earned on marketable securities held in the trust account of $2,257,985 and an unrealized gain on marketable securities of $4,728. Changes in operating assets and liabilities provided $3,282,352 of cash from operating activities.

For the period from June 7, 2019 (inception) through December 31, 2019, cash used in operating activities was $467,049. Net income of $1,618,159 was offset by interest earned on marketable securities held in the trust account of $1,812,577, an unrealized gain on marketable securities of $112,416 and changes in operating assets and liabilities, which used $160,215 of cash from operating activities.

As of December 31, 2020, we had marketable securities held in the trust account of $254,187,706. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $312,707 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the private placement warrants. On February 18, 2021, we issued a note in the amount of up to $750,000 to the sponsor for general working capital purposes.

We will need to raise additional capital through loans or additional investments from our sponsors, or an affiliate of the sponsor, officers, directors, or third parties. Our sponsors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through July 10, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net loss per common share, basic and diluted for non-redeemable Class B ordinary shares is calculated by dividing net income less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable Class B ordinary shares outstanding for the period presented.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Title

Scott Gordon	59	Chief Executive Officer and Chairman
William Healy	57	President and Director
Gregory M. Gentile	44	Chief Financial Officer
Orrin Devinsky	63	Director
Richard M. Goldman	59	Director
Kenneth H. Landis	70	Director

Our directors and executive officers are as follows:

Scott Gordon has been the Chairman of our board of directors and has served as our Chief Executive Officer since our inception. Mr. Gordon is also Chairman of the board of directors and Chief Executive Officer of Silver Spike Acquisition Corp II, a blank check company whose sponsor is an affiliate of Silver Spike Capital. The transaction is subject to approval of Silver Spike Acquisition Corp.’s shareholders and other customer closing conditions. Since 2016, Mr. Gordon has been the co-founder and Chairman of Egg Rock Holdings, parent company of the Papa & Barkley family of cannabis products with related subsidiary assets in manufacturing, processing and logistics. Egg Rock Holdings also is the parent company of Papa & Barkley Essentials, a hemp-derived CBD business based in Colorado. From 2016 to 2018, Mr. Gordon was also President of Fintech Advisory Inc., investment manager for a multibillion dollar family office fund focused on long-term and opportunistic investments in emerging markets. From late 2013 to 2016, Mr. Gordon served as a Portfolio Manager at Taconic Capital Advisors, a multi-strategy investment firm. Prior to joining Taconic, Mr. Gordon was a Partner and Portfolio Manager at Caxton Associates from 2009 to 2012. He was also a Senior Managing Director and Head of Emerging Markets at Marathon Asset Management from 2007 to 2009. Earlier in his career, Mr. Gordon held leadership positions at Bank of America and ING Capital. Mr. Gordon was a founding member of the Emerging Markets business at J.P. Morgan where he worked upon graduating from Bowdoin College in 1983. We believe Mr. Gordon’s experience in emerging markets and in the cannabis sector make him well qualified to serve as a member of our board of directors.

William Healy has been a member of our board of directors and has served as our President since our inception.  Mr. Healy also serves as a member of the board of directors and President of Silver Spike Acquisition Corp II. Since 1986, Mr. Healy has advised and covered institutional clients in a variety of roles spanning corporate finance, investment management and investment banking in London, Brazil and New York. From 2018 to May 2019, he was President of Pantera Capital Management, an investment management company. From 1998 to 2016, Mr. Healy managed several hedge fund and private equity dedicated institutional sales teams at Deutsche Bank and the firm’s wealth and asset management division. He began his career with The Chase Manhattan Bank based in London, Brazil and New York where he advised multinational corporations on cross-border funding of their Latin America-domiciled operations. From 1993 to 1998, he formed and managed the ING Barings emerging markets institutional debt sales team where he covered clients and often traveled to Latin America, Europe and Asia to structure, price and pre-market many of the firm’s capital markets transactions. Mr. Healy received a BA in International Business, from The George Washington University, Washington DC. He is multi-lingual (English, Spanish and Portuguese) and a Chartered Alternative Investment Analyst Association (CAIA) member. We believe Mr. Healy’s experience as an investment professional make him well qualified to serve as a member of our board of directors.

Gregory M. Gentile has served as our Chief Financial Officer since our inception. Mr. Gentile also serves as Chief Financial Officer of Silver Spike Acquisition Corp II. From 2010 to 2018, Mr. Gentile was Chief Executive Officer of GMG Investment Advisors, LLC, an investment management company. From 2008 to 2009, Mr. Gentile served as Managing Director of Barclays Capital, an investment bank. Prior to joining Barclays Capital, Mr. Gentile was a Managing Director at Lehman Brothers, where he was employed from 1997 until 2008. Mr. Gentile received a bachelor’s degree in management from the Massachusetts Institute of Technology, where he graduated in 1997.

Orrin Devinsky has served as a member of our board of directors since our IPO. Since 1989, Dr. Devinsky has directed the NYU Langone Comprehensive Epilepsy Center and is a Professor of Neurology, Neuroscience, Psychiatry and Neurosurgery at the NYU School of Medicine. From 2013 to 2018, Dr. Devinsky served as a lead investigator for the GW Pharma trials of EPIDIOLEX in childhood-onset severe epilepsies; since 2016, Dr. Devinsky has served as the Chair of the Medical Advisory Board for Tilray, a pharmaceutical and cannabis company, and on the Scientific Advisory Board for Papa & Barkley, a cannabis products company with related subsidiary assets in manufacturing, processing and logistics; since 2017, Dr. Devinsky has served on the Business and Scientific Advisory Boards of Tevard, a company developing gene therapy platforms to target rare diseases with high unmet need, and on the Business and Scientific Advisory Boards of Engage Therapeutics, a biopharmaceutical company developing a new rescue therapy for people who experience uncontrolled epileptic seizures; since 2018, Dr. Devinsky has served as the Chief Medical Officer for Receptor Life Sciences, a cannabinoid medicine drug development company. Dr. Devinsky received an MS from Yale University in 1977, a BS from Yale College in 1978 and a MD from Harvard Medical School in 1982. We believe Dr. Devinsky’s experience in medicine, cannabinoid science and companies, therapeutics and drug development make him well qualified to serve as a director.

Richard M. Goldman has served as a member of our board of directors since our IPO. Since 2012, Mr. Goldman has been the Managing Member of Becket Capital, LLC, an advisory services firm for investment management companies; from 2011 to 2012, Mr. Goldman served as Chief Operating Officer of Guggenheim Investments, the global asset management and investment advisory division of Guggenheim Partners; prior to joining Guggenheim Investments, from 2007 to 2012, Mr. Goldman was the Chief Executive Officer of Rydex Investments, the investment advisor to Rydex Funds. Since 2016, Mr. Goldman has served as Independent Director for the O’Shares Investments ETF Trust; since 2017, Mr. Goldman has served as the Independent Chairman of the Board of the Harvest Volatility Edge Trust, the entity responsible for the Harvest Edge mutual funds, and on the Board of Directors of Trinitas Capital Management, a credit-focused investment management firm; since 2018, Mr. Goldman has served as Lead Independent Director for the Axonic Alternative Income Interval Fund. Mr. Goldman received a bachelor’s degree from Bowdoin College in 1983. We believe Mr. Goldman’s experience in the investment management business make him well qualified to serve as a director.

Kenneth H. Landis has served as a member of our board of directors since our IPO. Since 2000, Mr. Landis has been the CEO of Landis Capital, LLC, a provider of capital for seed, early-stage and later-stage venture investments in consumer products, ecommerce and enterprise companies. Previously, he served as Co-founder and a member of the board of directors of Bobbi Brown Cosmetics, CEO of Benetton Cosmetics Corp, Senior Vice President of Alfin, Inc., a manufacturer and distributer of cosmetics products, and Treasurer of IMS Health, Inc., a provider of information, services and technology for the healthcare industry. Mr. Landis began his career at Arthur Andersen and Co. and was formerly a Certified Public Accountant. He currently serves on the board of directors of several early-stage private companies and as a Trustee of Suffield Academy. Mr. Landis obtained a BS in Economics from the University of Pennsylvania in 1972 and an MBA from New York University in 1973. We believe that Mr. Landis’ extensive managerial, financial and accounting experience makes him well qualified to serve as a member of our board of directors.

In addition to our directors and executive officers, the following individual advises us in making our initial business combination:

Rob Josephson has served as an investment partner since our inception. From October 2017 to present, Mr. Josephson has acted as CEO of Seed Capital, a merchant bank. From January 2014 to October 2017, Mr. Josephson acted as a financial consultant to various companies in the cannabis industry, including Cronos Group, WeedMd, Lord Jones, Lune Rouge and DNA Genetics. Mr. Josephson holds a Bachelor of Arts degree from the University of Western Ontario, where he graduated in 1985.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of five members and is divided into two classes with only one class of directors being elected in each year, and each (except for those directors appointed prior to our first annual meeting of shareholders) serving a two-year term. The term of office of the first class of directors will expire at our first annual meeting of shareholders, and the term of office of the second class of directors will expire at our second annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination (unless required by Nasdaq). Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Orrin Devinsky, Richard Goldman and Kenneth Landis are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules, we will establish three standing committees — an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its IPO is permitted to phase in its compliance with the independent committee requirements. We do not intend to rely on the phase-in schedules set forth in Nasdaq listing rule 5615(b)(1).

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

The charter also provides that the nominating committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

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

•
Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination by July 10, 2021. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination

•
Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations to multiple entities relating to presenting business opportunities meeting the above-listed criteria. Below is a table summarizing the entities and businesses to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Scott Gordon	Egg Rock Holdings (including subsidiaries operating the Papa & Barkley business line)	Cannabis products, manufacturing, processing, and logistics; hemp-derived CBD	Co-founder and Chairman
	Silver Spike Capital	Asset management fund focused on cannabis and related health & wellness industries	Manager, CEO
	Silver Spike Acquisition Corp II	Blank check company	CEO and Chairman
William Healy	Silver Spike Capital	Asset management fund focused on cannabis and related health & wellness industries	Manager
	Silver Spike Acquisition Corp II	Blank check company	President and Director
Greg Gentile	Silver Spike Capital	Asset management fund focused on cannabis and related health & wellness industries	Manager, CFO
	Silver Spike Acquisition Corp II	Blank check company	CFO
Orrin Devinsky	NYU Langone Comprehensive Epilepsy Center	Medical center	Director
	NYU School of Medicine	Medical school	Professor of Neurology, Neuroscience, Psychiatry and Neurosurgery
	Tilray	Pharmaceutical and cannabis	Chair of the Medical Advisory Board
	Papa & Barkley	Cannabis products, manufacturing, processing, and logistics; hemp-derived CBD	Member of the Scientific Advisory Board
	Tevard	Genetic therapy	Member of the Business and Scientific Advisory Boards
	Engage Therapeutics	Biopharmaceutical	Member of the Business and Scientific Advisory Boards
	Receptor Life Sciences	Cannabinoid medicine drug development	Chief Medical Officer
	Empatica	Seizure detection watch	Member of the Scientific Advisory Board
	RETTCO	Genetic therapy	Member of the Scientific Advisory Board
	Qstate Biosciences	Genetic therapy	Member of the Scientific Advisory Board
Richard Goldman	Becket Capital, LLC	Advisory services firm for investment management companies	Managing Member
	O’Shares Investments ETF Trust	Exchange-traded investment fund	Independent Director
	Harvest Volatility Edge Trust	Mutual fund investment trust	Independent Chairman of the Board
	Trinitas Capital Management	Investment management firm	Member of Board of Directors
	Axonic Alternative Income Interval Fund	Mutual fund	Lead Independent Director
Kenneth H. Landis	Landis Capital, LLC	Venture capital	Chief Executive Officer
	Suffield Academy	Preparatory school	Trustee
	TULA Life, INC	Cosmetics	Member of Board of Directors
	AllWork, Inc.	Human resources technology	Member of Board of Directors

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we would obtain an opinion from an independent investment banking firm or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view.

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

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

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

Item 11.	Executive Compensation

None of our officers or directors have received, or prior to our initial business combination will receive, any cash compensation for services rendered to us. We pay our sponsor up to $20,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. In connection with closing of our IPO, our sponsor granted equity interests in our sponsor to our independent directors that collectively comprise approximately 1% of the outstanding equity interests in our sponsor. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 6, 2021, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 6, 2021.

	Class B ordinary shares(2)		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Anthony A. Yoseloff (3)	—	—	1,900,000	7.6%	6.08%
Polar Asset Management Partners, Inc.(4)	—	—	2,573,000	8.2%	6.5%
Weiss Asset Management KO(5)	—	—	1,890,387	6.1%	4.9%
Silver Spike Sponsor, LLC(6)	6,250,000	100%	—	—	20.00%
Scott Gordon	—	—	—	—	—
William Healy	—	—	—	—	—
Gregory Gentile	—	—	—	—	—
Orrin Devinsky	—	—	—	—	—
Richard Goldman	—	—	—	—	—
Kenneth Landis	—	—	—	—	—
All directors and officers as a group (nine individuals)	—	—	—	—	—

*	Less than one 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 660 Madison Ave, Suite 1600, New York, New York 10065, United States of America.

(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares on the first business day following our initial business combination on a one-for-one basis.

(3)
Includes 357,960 Class A ordinary shares held by Davidson Kempner Partners (“DKP”); 755,630 Class A ordinary shares held by Davidson Kempner Institutional Partners, L.P. (“DKIP”); and 786,410 Class A ordinary shares held by Davidson Kempner International, Ltd. (“DKIL”). Davidson Kempner Capital Management LP (“DKCM”) acts as investment advisor to each of DKP, DKIP and DKIL either directly or by virtue of a sub-advisory agreement with the investment manager of the relevant fund. Mr. Anthony Yoseloff, though DKCM, is responsible for the voting and investment decisions related to the Class A ordinary shares held by DKP, DKIP and DKIL. The address of Mr. Yoseloff is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

(4)
Includes shares held by Polar Multi-Strategy Master Fund and certain managed accounts, for which Polar Asset Management Partners, Inc. serves as the investment advisor and has sole voting and dispositive power. The address of Polar Asset Management Partners, Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(5)
Includes Class A ordinary shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP LLC is the sole general partner. Weiss Asset Management LP is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management LP. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Mr. Andrew Weiss, Ph.D. and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP LLC). BIP GP LLC, Weiss Asset Management LP, WAM GP LLC, and Andrew M. Weiss, Ph.D. have a business address of 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

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

Our sponsor has purchased an aggregate of 7,000,000 private placement warrants at a price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our IPO. Each private placement warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. If we do not complete our initial business combination by July 10, 2021, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us so long as they are held by our sponsor or its permitted transferees. If the private placement warrants are held by holders other than our sponsor or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our IPO. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our IPO.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us to be entered into by our initial shareholders. Those lock-up provisions provide that such securities are not transferable or salable (1) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor; (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement, as amended, upon dissolution of our sponsor; or (h) in the event of our completion of a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) and (g), these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our IPO requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short-form registration demands, that we register such securities.

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

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In June 2019, our sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or $0.004 per share. On September 23, 2019, in connection with the expiration of the underwriter’s over-allotment option, our sponsor surrendered 937,500 founder shares. As a result, our sponsor now owns 6,250,000 founder shares. In connection with the closing of our IPO, our sponsor granted sponsor LLC equity interests to our independent directors that collectively comprise approximately 1% of the outstanding equity interests in our sponsor. Our initial shareholders collectively own 20% of our issued and outstanding shares as of our IPO.

Our sponsor purchased an aggregate of 7,000,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement simultaneously with the closing of our IPO. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.

We entered into an Administrative Services Agreement pursuant to which we pay our sponsor up to $20,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until July 10, 2021, our sponsor will be paid an aggregate of up to approximately $460,000 ($20,000) per month for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

Our sponsor agreed to loan us up to $250,000 under an unsecured promissory note to be used for a portion of the expenses of our IPO. These loans were non-interest bearing and unsecured, and were repaid upon completion of the IPO out of the $1,000,000 of offering proceeds that had been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account. The value of our sponsor’s interest in this loan transaction corresponded to the principal amount outstanding under any such loan.

Our sponsor agreed to loan us $750,000 under an unsecured promissory note to be used for our working capital expenses. These loans are non-interest bearing and unsecured. The value of our sponsor’s interest in this loan transaction corresponded to the principal amount outstanding under any such loan. On February 18, 2021, our sponsor agreed to loan us an additional $750,000 under an additional unsecured promissory note to be used for the payment of working capital expenses, including expenses incurred in connection with the business combination. The note is non-interest bearing, unsecured and due on the earliest of (i) June 10, 2021 and (ii) the consummation of our initial business combination.

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

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates.

On August 7, 2019, we adopted a formal written policy for the review, approval or ratification of related party transactions. Our policy covers transactions in which any director or executive officer, immediate family member of a director or executive officer, any nominee for director and immediate family member of such nominee and 5% beneficial owner of the Company or immediate family of such owner have a direct or indirect material interest as determined by our audit committee. The audit committee considers all relevant facts and circumstances, including without limitation the commercial reasonableness of the terms, the benefit and perceived benefit, or lack thereof, to the Company, opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest, and the actual or apparent conflict of interest of the related person. The audit committee will not approve or ratify a related party transaction unless it shall have determined that, upon consideration of all relevant information, the transaction is in, or not inconsistent with, the best interests of the Company and its stockholders.

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

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our IPO and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

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

The above payments may be funded using the net proceeds of our IPO and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Orrin Devinsky, Richard Goldman and Kenneth Landis are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from June 7, 2019 (inception) through December 31, 2019 totaled $52,015 and $65,995, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from June 7, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and for the period from June 7, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and for the period from June 7, 2019 (inception) through December 31, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act, which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1
Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-235447) filed with the SEC on July 26, 2019)

3.2
Amendment to Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021)

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020)

4.2
Warrant Agreement, dated August 7, 2019, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2019)

10.1
Letter Agreement, dated August 7, 2019, among the Company and its officers and directors and Silver Spike Sponsor, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2019)

10.2
Investment Management Trust Agreement, dated December 10, 2019, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2019)

10.3
Registration Rights Agreement, dated December 10, 2019, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2019)

10.4
Administrative Services Agreement, dated December 10, 2019, between the Company and Silver Spike Sponsor, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2019)

10.5
Sponsor Warrants Purchase Agreement, dated December 10, 2019, between the Company and Silver Spike Sponsor, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2019)

10.6
Agreement and Plan of Merger, dated December 10, 2020, by and among Silver Spike, Merger Sub, WMH and the Holder Representative named therein (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2020)

10.7	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2020)
10.8	Form of Voting and Support Agreement, dated December 10, 2020 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2020)
10.9
Sponsor Letter Agreement, dated December 10, 2020, by and among Silver Spike, Merger Sub and WMH (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2020)

10.10
Promissory Note dated February 18, 2021, issued by Silver Spike Acquisition Corp. to the Sponsor (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2021)

31.1
Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2
Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2
Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2021.

Silver Spike Acquisition Corp.

By:	/s/ Scott Gordon
Name: Scott Gordon
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Positon	Date

/s/ Scott Gordon	Chief Executive Officer and Chairman (Principal Executive Officer)	March 8, 2021
Scott Gordon

/s/ William Healy	President and Director	March 8, 2021
William Healy

/s/ Gregory M. Gentile	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2021
Gregory M. Gentile

/s/ Orrin Devinsky	Director	March 8, 2021
Orrin Devinsky

/s/ Richard M. Goldman	Director	March 8, 2021
Richard M. Goldman

/s/ Kenneth H. Landis	Director	March 8, 2021
Kenneth H. Landis

SILVER SPIKE ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Silver Spike Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silver Spike Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for year ended December 31, 2020 and for the period from June 7, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from June 7, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 8, 2021

SILVER SPIKE ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$312,707	$894,589
Prepaid expenses	30,833	257,110
Total Current Assets	343,540	1,151,699

Marketable securities held in Trust Account	254,187,706	251,924,993
Total Assets	$254,531,246	$253,076,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$3,152,970	$96,895
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	11,902,970	8,846,895

Commitments

Class A ordinary shares subject to possible redemption, 23,371,338 and 23,740,181 shares at redemption value at December 31, 2020 and 2019, respectively	237,628,272	239,229,796

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,628,662 and 1,259,819 shares issued and outstanding (excluding 23,371,338 and 23,740,181 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	163	126
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding at December 31, 2020 and 2019	625	625
Additional paid-in capital	4,982,578	3,381,091
Retained earnings	16,638	1,618,159
Total Shareholders’ Equity	5,000,004	5,000,001
Total Liabilities and Shareholders’ Equity	$254,531,246	$253,076,692

The accompanying notes are an integral part of the consolidated financial statements.

SILVER SPIKE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	For the Period from June 7, 2019 (Inception) Through December 31, 2019

Formation and operating costs	$3,864,234	$306,834
Loss from operations	(3,864,234)	(306,834)

Other income:
Interest earned on marketable securities held in Trust Account	2,257,985	1,812,577
Unrealized gain on marketable securities held in Trust Account	4,728	112,416
Other income	2,262,713	1,924,993

Net (loss) income	$(1,601,521)	$1,618,159

Basic and diluted weighted average shares outstanding, Ordinary shares subject to redemption	23,699,368	23,754,184
Basic and diluted net income per share, Ordinary shares subject to redemption	$0.09	$0.08

Basic and diluted weighted average shares outstanding, Ordinary shares	7,550,632	7,111,079
Basic and diluted net loss per share, Ordinary shares	$(0.49)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

SILVER SPIKE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – June 7, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor			7,187,500	719	24,281	—	25,000

Sale of 25,000,000 Units, net of underwriting discounts and offering expenses	25,000,000	2,500	—	—	235,584,138	—	235,586,638

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Forfeiture of 937,500 Class B ordinary shares	—	—	(937,500)	(94)	94	—	—

Class A ordinary shares subject to possible redemption	(23,740,181)	(2,374)	—	—	(239,227,422)	—	(239,229,796)

Net income	—	—	—	—	—	1,618,159	1,618,159

Balance – December 31, 2019	1,259,819	126	6,250,000	625	3,381,091	1,618,159	5,000,001

Change in value of Class A ordinary shares subject to possible redemption	368,843	37	—	—	1,601,487	—	1,601,524

Net loss	—	—	—	—	—	(1,601,521)	(1,601,521)

Balance – December 31, 2020	1,628,662	$163	6,250,000	$625	$4,982,578	$16,638	$5,000,004

The accompanying notes are an integral part of the consolidated financial statements.

SILVER SPIKE ACQUISITION CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	For the Period from June 7, 2019 (Inception) Through December 31, 2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,601,521)	$1,618,159
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,257,985)	(1,812,577)
Unrealized gain on marketable securities held in Trust Account	(4,728)	(112,416)
Changes in operating assets and liabilities:
Prepaid expenses	226,277	(257,110)
Accounts payable and accrued expenses	3,056,075	96,895
Net cash used in operating activities	(581,882)	(467,049)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Proceeds from promissory note – related party	—	237,470
Repayment of promissory note - related party	—	(237,470)
Payment of offering costs	—	(638,362)
Net cash provided by financing activities	—	251,361,638

Net Change in Cash	(581,882)	894,589
Cash – Beginning	894,589	—
Cash – Ending	$312,707	$894,589

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$—	237,606,630
Change in value of Class A ordinary shares subject to possible redemption	$(1,601,524)	$1,623,166
Offering costs paid directly by Sponsor for issuance of Class B ordinary shares	$—	$25,000
Deferred underwriting fee	$—	$8,750,000

The accompanying notes are an integral part of the consolidated financial statements.

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has one subsidiary, Silver Spike Merger Sub LLC, a wholly-owned subsidiary of the Company incorporated in Delaware on December 7, 2020 (“Merger Sub”).

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of WM Holding Company, LLC, a Delaware limited liability company (“WMH”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company initially had until February 12, 2021 (the “Combination Period”) to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

On January 13, 2021, the Company held an Extraordinary General Meeting in Lieu of an Annual General Meeting (the “Extraordinary General Meeting”) pursuant to which the Company’s shareholders approved extending the Combination Period from February 12, 2021 to July 10, 2021 (the “Extension Date”) (see Note 9).

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

Liquidity and Going Concern

As of December 31, 2020, the Company had $312,707 in its operating bank accounts, $254,187,706 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $2,809,430. As of December 31, 2020, approximately $4,188,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

On February 18, 2021, the Company issued an unsecured convertible promissory note (the “Note”) in the amount of up to $750,000 to the Sponsor for general working capital purposes (see Note 9).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through July 10, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities and U.S. Treasury Bills. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 19,500,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, by the weighted average number of Ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features.  Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable ordinary shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For year ended December 31, 2020	For the Period from June 7, 2019 (Inception) through December 31, 2019
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest income	$2,110,990	$1,721,223
Unrealized gain on investments held in Trust Account	4,420	106,750
Net income	$2,115,410	$1,827,973
Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	23,699,368	23,754,184
Basic and diluted net income per share	$0.09	$0.08

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(1,601,521)	$1,618,159
Net loss allocable to Ordinary shares subject to possible redemption	(2,115,410)	(1,827,973)
Non-Redeemable Net Loss	$(3,716,931)	$(209,814)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding	7,550,632	7,111,079
Basic and diluted net loss per share	$(0.49)	$(0.03)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated financial statements, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 7, 2019, the Company will pay the Sponsor up to $20,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2020 and for the period from June 7, 2019 through December 31, 2019, the Company incurred $240,000 and $92,903 of such fees, of which $279,879 and $82,228 of such fees are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets at December 31, 2020 and 2019, respectively.

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

Merger Agreement

On December 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub, WMH and Ghost Media Group, LLC, a Nevada limited liability company, solely in its capacity as the securityholder representative thereunder (the “Holder Representative”).

Pursuant to the Merger Agreement, Merger Sub will merge with and into WMH with WMH continuing as the surviving entity and a subsidiary of the Company (refer to as “Surviving Pubco” following the Business Combination) (the “Merger” and the other transactions contemplated by the Merger Agreement, the “Business Combination”).

As a result of the Business Combination, each issued and outstanding Class A ordinary share and Class B ordinary share of the Company will convert into a share of Class A common stock of Surviving Pubco, and each issued and outstanding warrant to purchase Class A ordinary shares of the Company will be exercisable by its terms to purchase an equal number of shares of Class A common stock of Surviving Pubco.

The merger consideration (the “Merger Consideration”) to be paid to holders of the limited liability company interests of WMH (each, a “WMH Equity Holder”) at the closing of the Business Combination (“the Closing”) pursuant to the Merger Agreement will be equal to $1.31 billion and will be paid in a mix of cash and equity consideration.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020 and December 31, 2019, there were 1,628,662 and 1,259,819 shares of Class A ordinary shares issued or outstanding, excluding 23,371,338 and 23,740,181 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2020 and December 31, 2019, there were 6,250,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$254,187,706	$251,924,993

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as describe below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 13, 2021, the Company held an Extraordinary General Meeting pursuant to which the Company’s shareholders approved extending the Extension Date. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 1,425 Class A ordinary shares. As a result, an aggregate of $14,489 (or approximately $10.17 per share) was released from the Company’s Trust Account to pay such shareholders.

On February 18, 2021, the Company issued a Note in the amount of up to $750,000 to the Sponsor for general working capital purposes. The Note is non-interest bearing and payable upon the earlier to occur of (i) June 10, 2021 or (ii) the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $750,000 of the Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants.

Legal proceedings

Beginning on January 27, 2021, purported stockholders of the Company filed or threatened to file lawsuits in connection with the Company’s prospective merger with WMH, including two actions filed in the Supreme Court of the State of New York, captioned, Brait v. Silver Spike Acquisition Corp., et al., Index No. 650629/2021 (N.Y. Sup. Ct.), and Stout v. Silver Spike Acquisition Corp., et al., No. 650686/2021 (N.Y. Sup. Ct.).  The operative complaints in the Brait and Stout actions allege that the Registration Statement issued in connection with the prospective Merger omits material information related to the proposed transaction, and asserts claims for breach of fiduciary duty against certain of the Company’s current officers and directors and for aiding and abetting breach of fiduciary duty against the Company.  The Stout complaint also asserts aiding and abetting claims against WMH and Merger Sub.  Plaintiffs seek injunctive relief to enjoin the proposed Merger and to require defendants to issue supplemental disclosures as outlined in the complaints or, in the event the transaction is consummated in the absence of such supplemental disclosures, an order rescinding the transaction and awarding rescissory damages.  Plaintiffs also seek an award of attorneys’ fees and costs.  The Company has received similar demands from other purported shareholders of the company, including one that attached a draft complaint, styled Fusco v. Silver Spike Acquisition Corp., et al., asserting similar fiduciary duty claims as in the Brait and Stout actions, as well as separate claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934; the draft complaint seeks an injunction of the proposed Merger, pending dissemination of supplemental disclosures, unspecified damages and attorneys’ fees and costs. The Company believes that these allegations are without merit. These matters are in the early stages and the Company is unable to reasonably determine the outcome or estimate the loss, if any, and as such, has not recorded a loss contingency.