Form 10-K/A
period 2020-12-31
Silver Spike Acquisition Corp.
filed 2021-05-12
CIK 1779474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .
Commission file number 001-39021

SILVER SPIKE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

660 Madison Ave., Suite 1600 New York, NY	10065 Zip Code
(Address of Principal Executive Offices)
212-905-4923
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	SSPK	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one	SSPKW	The Nasdaq Stock Market LLC
Class A ordinary share at an exercise price of $11.50
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	SSPKU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Silver Spike Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 9, 2021, or the Original Filing, to restate our consolidated financial statements for the period ended December 31, 2020. We are also restating the financial statements as of August 12, 2019; as of December 31, 2019 and the period from June 7, 2019 (inception) through December 31, 2019; and as of and for the periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 12,500,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering and (ii) the 7,000,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Placement Warrants”). The Company previously accounted for the Warrants as components of equity.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in August 2019 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying ordinary shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

In addition, a portion of the initial transaction costs related to the IPO and attributable to the warrants must be immediately expensed, and the difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as a compensation expense.

i

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that a material weakness exists in the Company’s internal control over financial reporting and its disclosure controls and procedures for such periods were not effective with respect to (i) the classification of the Company’s warrants as components of equity instead of as derivative liabilities, (ii) the allocation and treatment of the initial transaction costs of the IPO, and (iii) the treatment of a portion of the loss resulting from the initial warrant liability as a compensation expense.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Current Report on Form 8-K Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these period is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The following items are amended in this Amendment:

(i)	Part I, Item 1A. Risk Factors;
(ii)	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
(iii)	Part II, Item 8. Financial Statements and Supplementary Data;
(iv)	Part II, Item 9A. Controls and Procedures; and
(v)	Part IV, Item 15. Exhibits, Financial Statement Schedules.

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

SILVER SPIKE ACQUISITION CORP.
ANNUAL REPORT ON FORM 10-K

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Annual Report”), references to:

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

v

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

Initial Business Combination

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no restriction on our doing so

We may structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock or shares of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, our management evaluated the terms of the Warrant Agreement entered into in connection with its initial public offering and concluded that its public warrants and private placement warrants (together, the “Warrants”) include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. As a result, we have classified the Warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our Warrants and that such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, on April 30, 2021, our management and its audit committee, after consultation with management and a discussion with Marcum LLP, the Company’s independent registered public accounting firm, concluded that, in light of the SEC Statement, it was appropriate to restate certain items in (i) the our previously issued audited balance sheet dated as of August 12, 2019, which was related to the IPO, and (ii) the our previously issued audited financial statements as of December 31, 2019 and December 31, 2020 and for the period from July 7, 2019 (inception) through December 31, 2019 and for the period from January 1, 2020 to December 31, 2020 (the “Relevant Periods”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond July 10, 2021 or (y) amend the foregoing provisions. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of investors in our IPO;

•	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements. We are restating our historical financial results to reclassify our warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated them. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no further information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the initial filing on March 30, 2021.  The impact of the restatement is more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had a net loss of $52,021,521, which consists of operating costs of $3,864,234 and a change in the fair value of the warrant liability of $50,420,000 offset by interest earned on marketable securities held in the trust account of $2,257,985 and an unrealized gain on marketable securities held in the trust account of $4,728.

For the nine months ended September 30, 2020, we had a net loss of $2,743,662, which consists of operating and formation costs of $839,460, a change in the fair value of the warrant liability of $4,095,000, and an unrealized loss on marketable securities held in the Trust Account of 16,343, offset by interest income on marketable securities held in the Trust Account of $2,207,141.

For the three months ended September 30, 2020, we had a net loss of $1,418,960, which consists of operating and formation costs of $159,017, a change in the fair value of the warrant liability of $1,305,000 and an unrealized loss on marketable securities held in the Trust Account of $297,069, offset by interest income on marketable securities held in the Trust Account of $342,126.

For the six months ended June 30, 2020, we had a net loss of $1,324,702, which consists of operating and formation costs of $680,443 and a change in the fair value of the warrant liability of $2,790,000, offset by interest income on marketable securities held in the Trust Account of $1,865,015 and an unrealized gain on marketable securities held in the Trust Account of $280,726.

For the three months ended June 30, 2020, we had a net loss of $3,146,809, which consists of operating and formation costs of $222,827, an unrealized loss on marketable securities held in the Trust Account of $871,960, and a change in the fair value of the warrant liability of $2,985,000, offset by interest income on marketable securities held in the Trust Account of $932,978.

For the three months ended March 31, 2020, we had net income of $1,822,107, which consists of interest income on marketable securities held in the Trust Account of $932,037, an unrealized gain on marketable securities held in the Trust Account of $1,152,686, and a change in fair value of the warrant liability of $195,000, offset by operating and formation costs of $457,616.

For the period from June 7, 2019 (inception) through December 31, 2019, we had net income of $5,352,568, which consists of interest income on marketable securities held in the Trust Account of $1,812,577, a change in the fair value of the warrant liability of $4,645,000 and an unrealized gain on marketable securities held in the Trust Account of $112,416, offset by operating and formation costs of $306,834, compensation expense of $280,000 and transaction costs of $630,591.

For the period from June 7, 2019 (inception) through September 30, 2019, we had a net loss of $822,468, which consists of operating and formation costs of $138,620, a change in the fair value of the warrant liability of $460,000, transaction costs of $630,591, and compensation expense of $280,000, offset by interest income on marketable securities held in the Trust Account of $620,669 and an unrealized gain on marketable securities held in the Trust Account of $66,074.

For the three months ended September 30, 2019, we had a net loss of $817,468, which consists of operating and formation costs of $133,620, a change in the fair value of the warrant liability of $460,000, transaction costs of $630,591, and compensation expense of $280,000, offset by interest income on marketable securities held in the Trust Account of $620,669 and an unrealized gain on marketable securities held in the Trust Account of $66,074.

On August 12, 2019, upon the consummation of our IPO, we had total assets of $251,801,230, which consists of cash held in an operating account of $1,774,430, cash held in the Trust account of $250,000,000, and prepaid expenses of $26,800. We had total liabilities of $27,099,592, which consists of accrued offering costs of $444,592, a deferred underwriting fee payable of $8,750,000, and a warrant liability of $17,905,000. There were 21,970,163 Class A ordinary shares subject to possible redemption, representing a commitment of $219,701,630 at redemption value. Total shareholders’ equity was $5,000,008, which consists of $303 of Class A ordinary shares (excluding Class A ordinary shares subject to possible redemption), $719 of Class B ordinary shares, additional paid-in capital of $5,914,577, offset by an accumulated deficit of $915,591.

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

For the year ended December 31, 2020, cash used in operating activities was $581,882. Net loss of $52,021,521 was affected by interest earned on marketable securities held in the trust account of $2,257,985and an unrealized gain on marketable securities of $4,728 offset by a non-cash charge for the change in the fair value of warrant liabilities of $50,420,000. Changes in operating assets and liabilities provided $3,282,352 of cash from operating activities.

For the period from June 7, 2019 (inception) through December 31, 2019, cash used in operating activities was $467,049. Net income of $5,352,568 was affected by compensation expense of $280,000 and transaction costs of $630,591 offset by interest earned on marketable securities held in the trust account of $1,812,577, a non-cash charge for the change in the fair value of warrant liabilities of $4,645,000, an unrealized gain on marketable securities of $112,416 and changes in operating assets and liabilities, which used $160,215 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Modified Black Scholes Option Pricing Model approach.

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

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the period from June 9, 2019 (inception) through December 31, 2019 and for the year ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On April 30, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from June 7, 2019 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

•	our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

	Class B ordinary shares(2)		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Anthony A. Yoseloff (3)	—	—	1,900,000	7.6%	6.08%
Polar Asset Management Partners, Inc.(4)	—	—	2,573,000	8.2%	6.5%
Weiss Asset Management KO(5)	—	—	1,890,387	6.1%	4. %
Silver Spike Sponsor, LLC(6)	6,250,000	100%	—	—	20.00%
Scott Gordon	—	—	—	—	—
William Healy	—	—	—	—	—
Gregory Gentile	—	—	—	—	—
Orrin Devinsky	—	—	—	—	—
Richard Goldman	—	—	—	—	—
Kenneth Landis	—	—	—	—	—
All directors and officers as a group (nine individuals)	—	—	—	—	—

*	Less than one 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 660 Madison Ave, Suite 1600, New York, New York 10065, United States of America.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2021.

Silver Spike Acquisition Corp.

By:	/s/ Scott Gordon
	Name:	Scott Gordon
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Positon	Date

/s/ Scott Gordon	Chief Executive Officer and Chairman (Principal Executive Officer)	May 12, 2021
Scott Gordon

/s/ William Healy	President and Director	May 12, 2021
William Healy

/s/ Gregory M. Gentile	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2021
Gregory M. Gentile

/s/ Orrin Devinsky	Director	May 12, 2021
Orrin Devinsky

/s/ Richard M. Goldman	Director	May 12, 2021
Richard M. Goldman

/s/ Kenneth H. Landis	Director	May 12, 2021
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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 , the accompanying financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and for the period June 7, 2019 (inception) through December 31, 2019, have been restated to correct an error.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 8, 2021, except for the effects of the restatement disclosed in Note 2 to the financial statements, as to which the date is May 12, 2021.

SILVER SPIKE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS (As Restated)

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$312,707	$894,589
Prepaid expenses	30,833	257,110
Total Current Assets	343,540	1,151,699

Marketable securities held in Trust Account	254,187,706	251,924,993
Total Assets	$254,531,246	$253,076,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$3,152,970	$96,895
Warrant Liability	63,680,000	13,260,000
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	75,582,970	22,106,895

Commitments

Class A ordinary shares subject to possible redemption, 17,108,250 and 22,424,313 shares at redemption value at December 31, 2020 and 2019, respectively	173,948,273	225,969,796

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,891,750 and 2,575,687 shares issued and outstanding (excluding 17,108,250 and 22,424,313 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	789	258
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding at December 31, 2020 and 2019	625	625
Additional paid-in capital	52,020,992	—
Retained earnings (Accumulated Deficit)	(47,022,403)	4,999,118
Total Shareholders’ Equity	5,000,003	5,000,001
Total Liabilities and Shareholders’ Equity	$254,531,246	$253,076,692

The accompanying notes are an integral part of the consolidated financial statements.

SILVER SPIKE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (As Restated)

	Year Ended	For the Period from June 7, 2019 (Inception) Through
	December 31, 2020	December 31, 2019
Formation and operating costs	$3,864,234	$306,834
Compensation Expense	—	280,000
Loss from operations	(3,864,234)	(586,834)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,257,985	1,812,577
Change in fair value of warrant liability	(50,420,000)	4,645,000
Transaction Costs	—	(630,591)
Unrealized gain on marketable securities held in Trust Account	4,728	112,416
Other (expense) income	(48,157,287)	5,939,402

Net (loss) income	$(52,021,521)	$5,352,568

Basic and diluted weighted average shares outstanding, Ordinary shares subject to redemption	22,226,328	21,936,952
Basic and diluted net income per share, Ordinary shares subject to redemption	$0.07	$0.08

Basic and diluted weighted average shares outstanding, Ordinary shares	9,023,672	8,367,106
Basic and diluted net loss per share, Ordinary shares	$(5.94)	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

SILVER SPIKE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – June 7, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor			7,187,500	719	24,281	—	25,000

Sale of 25,000,000 Units, net of underwriting discounts and offering expenses	25,000,000	2,500	—	—	225,589,729	—	225,592,229

Forfeiture of 937,500 Class B ordinary shares	—	—	(937,500)	(94)	94	—	—

Class A ordinary shares subject to possible redemption	(22,424,313)	(2,242)	—	—	(225,614,104)	(353,450)	(225,969,796)

Net income	—	—	—	—	—	5,352,568	5,352,568

Balance – December 31, 2019	2,575,687	258	6,250,000	625	—	4,999,118	5,000,001

Change in value of Class A ordinary shares subject to possible redemption	5,316,063	531	—	—	52,020,992	—	52,021,523

Net loss	—	—	—	—	—	(52,021,521)	(52,021,521)

Balance – December 31, 2020	7,891,750	$789	6,250,000	$625	$52,020,992	$(47,022,403)	$5,000,003

The accompanying notes are an integral part of the consolidated financial statements.

SILVER SPIKE ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended	For the Period from June 7, 2019 (Inception) Through
	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities:
Net (loss) income	$(52,201,521)	$5,352,568
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,257,985)	(1,812,577)
Change in fair value of warrant liability	50,420,000	(4,645,000)
Compensation Expense	—	280,000
Transaction Costs	—	630,591
Unrealized gain on marketable securities held in Trust Account	(4,728)	(112,416)
Changes in operating assets and liabilities:
Prepaid expenses	226,277	(257,110)
Accounts payable and accrued expenses	3,056,075	96,895
Net cash used in operating activities	(581,882)	(467,049)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Proceeds from promissory note – related party	—	237,470
Repayment of promissory note - related party	—	(237,470)
Payment of offering costs	—	(638,362)
Net cash provided by financing activities	—	251,361,638

Net Change in Cash	(581,882)	894,589
Cash – Beginning	894,589	—
Cash – Ending	$312,707	$894,589

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$—	219,701,630
Change in value of Class A ordinary shares subject to possible redemption	$(52,021,523)	$6,268,166
Offering costs paid directly by Sponsor for issuance of Class B ordinary shares	$—	$25,000
Deferred underwriting fee	$—	$8,750,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of WM Holding Company, LLC, a Delaware limited liability company (“WMH”) (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 7, 2019. On August 12, 2019, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per unit, generating gross proceeds of $250,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Silver Spike Sponsor, LLC (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 5.

Transaction costs amounted to $14,413,362, consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $663,362 of other offering costs. $630,591 of the total transaction costs were deemed attributable to the initial warrant derivative liability and thus were reclassified from equity to an expense of the Company.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share) as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets, after payment of the deferred underwriting commission, of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

On January 13, 2021, the Company held an Extraordinary General Meeting in Lieu of an Annual General Meeting (the “Extraordinary General Meeting”) pursuant to which the Company’s shareholders approved extending the Combination Period from February 12, 2021 to July 10, 2021 (the “Extension Date”) (see Note 10).

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

On February 18, 2021, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $750,000 to the Sponsor for general working capital purposes (see Note 11).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 12,500,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering and (ii) the 7,000,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO. The Company previously accounted for the Warrants as components of equity.

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. The Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

In addition, a portion of the initial transaction costs related to the IPO and attributable to the warrants must be immediately expensed, and the difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as a compensation expense.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of August 12, 2019 (audited)
Total Liabilities	$9,194,592	$17,905,000	$27,099,592
Class A Ordinary Shares Subject to Possible Redemption	237,606,630	(17,905,000)	219,701,630
Class A Ordinary Shares	124	179	303
Additional Paid-in Capital	5,004,165	910,412	5,914,577
Accumulated Deficit	(5,000)	(910,591)	(915,591)

Balance sheet as of September 30, 2019 (unaudited)
Total Liabilities	$8,826,397	$18,365,000	$27,191,397
Class A Ordinary Shares Subject to Possible Redemption	238,159,760	(18,365,000)	219,794,760
Class A Ordinary Shares	125	183	308
Additional Paid-in Capital	4,451,128	1,370,408	5,821,536
(Accumulated Deficit) Retained Earnings	548,123	(1,370,591)	(822,468)

Balance sheet as of December 31, 2019 (audited)
Total Liabilities	$8,846,895	$13,260,000	$22,106,895
Class A Ordinary Shares Subject to Possible Redemption	239,229,796	(13,260,000)	225,969,796
Class A Ordinary Shares	126	132	258
Additional Paid-in Capital	3,381,091	(3,381,091)	—
(Accumulated Deficit) Retained Earnings	1,618,159	3,380,959	4,999,118

Balance sheet as of March 31, 2020 (unaudited)
Total Liabilities	$9,163,720	$13,065,000	$22,228,720
Class A Ordinary Shares Subject to Possible Redemption	240,856,900	(13,065,000)	227,791,900
Class A Ordinary Shares	129	129	258
Additional Paid-in Capital	1,753,984	(1,753,984)	—
(Accumulated Deficit) Retained Earnings	3,245,266	1,753,855	4,999,121

Balance sheet as of June 30, 2020 (unaudited)
Total Liabilities	$9,187,458	$16,050,000	$25,237,458
Class A Ordinary Shares Subject to Possible Redemption	240,695,088	(16,050,000)	224,645,088
Class A Ordinary Shares	132	158	290
Additional Paid-in Capital	1,915,793	(591,117)	1,324,676
(Accumulated Deficit) Retained Earnings	3,083,457	590,959	3,674,416

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$9,247,425	$17,355,000	$26,602,425
Class A Ordinary Shares Subject to Possible Redemption	240,581,127	(17,355,000)	223,226,127
Class A Ordinary Shares	133	171	304
Additional Paid-in Capital	2,029,753	713,870	2,743,623
(Accumulated Deficit) Retained Earnings	2,969,497	(714,041)	2,255,456

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$11,902,970	$63,680,000	$75,582,970
Class A Ordinary Shares Subject to Possible Redemption	237,628,272	(63,679,999)	173,948,273
Class A Ordinary Shares	163	626	789
Additional Paid-in Capital	4,982,578	47,038,414	52,020,992
(Accumulated Deficit) Retained Earnings	16,638	(47,039,041)	(47,022,403)

Three months ended September 30, 2019 (unaudited)
Net loss	$553,123	$(1,370,591)	$(817,468)
Weighted average shares outstanding of redeemable ordinary shares	—	21,970,163	21,970,163
Basic and diluted net loss per share, ordinary shares subject to redemption	—	$0.03	$0.03
Weighted average shares outstanding of ordinary shares	6,910,082	953,636	7,863,718
Basic and diluted net loss per share, ordinary shares	$(0.01)	$(0.18)	$(0.19)

Nine months ended September 30, 2019 (unaudited)
Net (loss) income	$548,123	$(1,370,591)	$(822,468)

	As Previously Reported	Adjustments	As Restated
Weighted average shares outstanding of redeemable ordinary shares	—	21,970,163	21,970,163
Basic and diluted net loss per share, ordinary shares subject to redemption	—	$0.03	$0.03
Weighted average shares outstanding of ordinary shares	6,792,210	783,344	7,575,554
Basic and diluted net loss per share, ordinary shares	$(0.02)	$(0.17)	$(0.19)

Year ended December 31, 2019 (audited)
Net income	$1,618,159	$3,734,409	$5,352,568
Weighted average shares outstanding of redeemable ordinary shares	23,754,184	(1,817,232)	21,936,952
Basic and diluted earnings per share, ordinary shares subject to redemption	$0.08	—	$0.08
Weighted average shares outstanding of ordinary shares	7,111,079	1,256,028	8,367,106
Basic and diluted net loss per share, ordinary shares	$(0.03)	$0.45	$0.42

Three months ended March 31, 2020 (unaudited)
Net income	$1,627,107	$195,000	$1,822,107
Weighted average shares outstanding of redeemable ordinary shares	—	22,424,313	22,424,313
Basic and diluted earnings per share, ordinary shares subject to redemption	—	$0.09	$0.09
Weighted average shares outstanding of ordinary shares	7,509,819	1,315,868	8,825,687
Basic and diluted net loss per share, ordinary shares	$(0.05)	$0.03	$(0.02)

Three months ended June 30, 2020 (unaudited)
Net loss	$(161,809)	$(2,985,000)	$(3,146,809)
Weighted average shares outstanding of redeemable ordinary shares	—	22,419,605	22,419,605
Weighted average shares outstanding of ordinary shares	7,544,519	1,285,876	8,830,395
Basic and diluted net loss per share, ordinary shares	$(0.03)	$(0.33)	$(0.36)

Six months ended June 30, 2020 (unaudited)
Net (loss) income	$1,465,298	$(2,790,000)	$(1,324,702)
Weighted average shares outstanding of redeemable ordinary shares	—	22,421,959	22,421,959
Basic and diluted earnings per share, ordinary shares subject to redemption	—	$0.09	$0.09
Weighted average shares outstanding of ordinary shares	7,527,169	1,300,872	8,828,041
Basic and diluted net loss per share, ordinary shares	$(0.08)	$(0.30)	$(0.38)

Three months ended September 30, 2020 (unaudited)
Net loss	$(113,960)	$(1,305,000)	$(1,418,960)
Weighted average shares outstanding of redeemable ordinary shares	—	22,104,581	22,104,581
Weighted average shares outstanding of ordinary shares	7,566,134	1,579,285	9,145,419
Basic and diluted net loss per share, ordinary shares	$(0.02)	$(0.14)	$(0.16)

Nine months ended September 30, 2020 (unaudited)
Net (loss) income	$1,351,338	$(4,095,000)	$(2,743,662)
Weighted average shares outstanding of redeemable ordinary shares	—	22,315,394	22,315,394
Basic and diluted earnings per share, ordinary shares subject to redemption	—	$0.09	$0.09
Weighted average shares outstanding of ordinary shares	7,538,169	1,396,437	8,934,606
Basic and diluted net loss per share, ordinary shares	$(0.10)	$(0.44)	$(0.54)

	As Previously Reported	Adjustments	As Restated
Year ended December 31, 2020 (audited)
Net loss	$(1,601,521)	$(50,420,000)	$(52,021,521)
Weighted average shares outstanding of redeemable ordinary shares	23,699,368	(1,473,041)	22,226,328
Basic and diluted earnings per share, ordinary shares subject to redemption	$0.07	—	$0.07
Weighted average shares outstanding of ordinary shares	7,550,632	1,473,041	9,023,672
Basic and diluted net loss per share, ordinary shares	$(0.42)	$(5.52)	$(5.94)

Statement of cash flows for the period from June 7, 2019 (inception) through September 30, 2019 (unaudited)
Net (loss) income	$548,123	$(1,370,591)	$(822,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(460,000)	(460,000)
Compensation expense	—	(280,000)	(280,000)
Transaction costs	—	(630,591)	(630,591)

Statement of cash flows year ended December 31, 2019 (audited)
Net income	$1,618,159	$3,734,409	$5,352,568
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	4,645,000	4,645,000
Compensation expense	—	(280,000)	(280,000)
Transaction costs	—	(630,591)	(630,591)

Statement of cash flows three months ended March 31, 2020 (unaudited)
Net income	$1,627,107	$195,000	$1,822,107
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	195,000	195,000

Statement of cash flows six months ended June 30, 2020 (unaudited)
Net (loss) income	$1,465,298	$(2,790,000)	$(1,324,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(2,790,000)	(2,790,000)

Statement of cash flows nine months ended September 30, 2020 (unaudited)
Net (loss) income	$1,351,338	$(4,095,000)	$(2,743,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(4,095,000)	(4,095,000)

Statement of cash flows year ended December 31, 2020 (audited)
Net loss	$(1,601,521)	$(50,420,000)	$(52,021,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(50,420,000)	(50,420,000)

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability (Restated)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Transaction Costs and Related Compensation

The Company accounts for transaction costs associated with the issuance of equity and equity-like instruments depending on the nature of the instruments themselves. Transaction costs related to equity instruments of the company are charged against the aggregate offering proceeds. Transaction costs related to the issuance of equity-like instruments which the Company classifies as derivative liabilities are immediately expensed concurrent with the offering. In the event that the issuance two or more instruments are deemed to constitute one in the same transaction, the Company allocates the transaction costs between the constituent components pro rata according to the fair value of each component.

To the extent that the aggregate proceeds from the issuance of an instrument which is classified by the Company as a derivative liability is less than the fair market value determination of such liability, the amount of such liability in excess of the aggregate issuance proceeds is immediately recorded as compensation expense.

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

Net Income (Loss) Per Ordinary Share (Restated)

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For year ended	For the Period from June 7, 2019 (Inception) through
	December 31, 2020	December 31, 2019
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest income	$1,545,139	$1,721,223
Unrealized gain on investments held in Trust Account	3,235	106,750
Net income	$1,548,374	$1,827,973
Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	22,226,328	21,936,952
Basic and diluted net income per share	$0.07	$0.08

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net (loss) income	$(52,021,521)	$5,352,568
Net loss allocable to Ordinary shares subject to possible redemption	(1,548,374)	(1,827,973)
Non-Redeemable Net (Loss) Income	$(53,569,895)	$3,524,595
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding	9,023,672	8,367,106
Basic and diluted net (loss) income per share	$(5.94)	$0.42

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

Fair Value Measurements (Restated)

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments (Restated)

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

NOTE 4.	INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5.	PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,000,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. Each Private Placement Warrant is exercisable for one Class A Share at a price of $11.50 per share, subject to adjustment (see Note 8). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6.	RELATED PARTY TRANSACTIONS

Founder Shares

In June 2019, the Company issued an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

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

NOTE 7.	COMMITMENTS

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

NOTE 8.	SHAREHOLDERS’ EQUITY (RESTATED)

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

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020 and December 31, 2019, there were 7,891,750 and 2,575,687 shares of Class A ordinary shares issued or outstanding, excluding 17,108,250 and 22,424,313 Class A ordinary shares subject to possible redemption, respectively.

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

NOTE 9.	WARRANT LIABILITY

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

NOTE 10.	FAIR VALUE MEASUREMENTS (RESTATED)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$254,187,706	$251,924,993
Liabilities
Warrant Liability – Public Warrants	1	41,000,000	5,000,000
Warrant Liability – Private Placement Warrants	3	22,680,000	8,260,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of June 7, 2019	$—	$—	$—
Initial measurement on August 12, 2019	7,280,000	10,625,000	17,905,000
Change in valuation inputs or other assumptions	980,000	(5,625,000)	(4,645,000)
Fair value as of December 31, 2019	8,260,000	5,000,000	13,260,000
Change in valuation inputs or other assumptions	14,420,000	36,000,000	50,420,000
Fair value as of December 31, 2020	$22,680,000	$41,000,000	$63,680,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 11.	SUBSEQUENT EVENTS

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