Form 10-Q
period 2021-03-31
Silver Spike Acquisition Corp.
filed 2021-05-13
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

660 Madison Ave Ste 1600
New York, New York 10065
(Address of principal executive offices, including zip code)

(212) 905-4923
Registrant’s Telephone Number, Including Area Code

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

As of May 11, 2021, there were 24,998,575 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SILVER SPIKE ACQUISITION CORP.
QUARTERLY REPORT ON FORM 10-Q

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2019	1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2020 (unaudited) and for the Three Months Ended March 31, 2020 (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2021 (unaudited) and for the Three Months Ended March 31, 2020 (unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 (unaudited) and for the Three Months Ended March 31, 2020 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SILVER SPIKE ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	100,608	312,707
Prepaid expenses	101,730	30,833
Total Current Assets	202,338	343,540
Marketable securities held in Trust Account	254,202,898	254,187,706
Total Assets	$254,405,236	$254,531,246
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,549,523	$3,152,970
Related party promissory note	200,000	—
Total Current Liabilities	3,749,523	3,152,970
Warrant Liability	141,900,000	63,680,000
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	154,399,523	75,582,970
Commitments
Class A ordinary shares subject to possible redemption, 9,342,960 and 17,108,250 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	95,005,712	173,948,273
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 15,655,615 and 7,891,750 shares issued and outstanding (excluding 9,342,960 and 17,108,250 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	1,566	789
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	625	625
Additional paid-in capital	130,948,287	52,020,992
Accumulated deficit	(125,950,477)	(47,022,403)
Total Shareholders’ Equity	5,000,001	5,000,003
Total Liabilities and Shareholders’ Equity	$254,405,236	$254,531,246

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SILVER SPIKE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Formation and operating costs	$737,755	$457,616
Loss from operations	(737,755)	(457,616)

Other (expense) income:
Change in fair value of warrant liability	(78,220,000)	195,000
Interest income on marketable securities held in Trust Account	29,681	932,037
Unrealized (loss) gain on marketable securities held in Trust Account	—	1,152,686
Other (expense) income, net	(78,190,319)	2,279,723

Net (loss) income	$(78,928,074)	$1,822,107

Basic and diluted weighted average shares outstanding, Ordinary shares subject to redemption	17,108,013	22,424,313
Basic and diluted net income per share, Ordinary shares subject to redemption	$—	$0.09

Basic and diluted weighted average shares outstanding, ordinary shares	14,141,750	8,825,687
Basic and diluted net loss per share, Ordinary shares	$(5.58)	$(0.02)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SILVER SPIKE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021 (restated)	7,891,750	$789	6,250,000	$625	$52,020,992	$(47,022,403)	$5,000,003

Change in value of ordinary shares subject to possible redemption	7,763,865	777	—	—	78,927,295	—	78,928,072
Net loss	—	—	—	—	—	(78,928,074)	(78,928,074)
Balance – March 31, 2021	15,655,615	$1,566	6,250,000	$625	$130,948,287	$(125,950,477)	$5,000,001

THREE MONTHS ENDED MARCH 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2020 (restated)	2,575,687	$258	6,250,000	$625	—	$4,999,118	$5,000,001

Change in value of ordinary shares subject to possible redemption	4,708	—	—	—	—	(1,822,104)	(1,822,104)
Net income	—	—	—	—	—	1,822,107	1,822,107
Balance – March 31, 2020	2,580,395	$258	6,250,000	$625	—	$4,999,121	$5,000,004

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SILVER SPIKE ACQUISITION CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020 (restated)
Cash Flows from Operating Activities:
Net income (loss)	$(78,928,074)	$1,822,107
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	78,220,000	(195,000)
Interest earned on marketable securities held in Trust Account	(29,681)	(932,037)
Unrealized loss (gain) on marketable securities held in Trust Account	—	(1,152,686)
Changes in operating assets and liabilities:
Prepaid expenses	(70,897)	41,195
Accounts payable and accrued expenses	396,553	316,825
Net cash used in operating activities	(412,099)	(99,596)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	—
Cash withdrawn from Trust Account for redemptions	14,489	—
Net cash used in investing activities	14,489	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	—
Proceeds from sale of Private Placement Warrants	—	—
Proceeds from promissory note – related party	200,000	—
Repayment of promissory note – related party	—	—
Payment of offering costs	—	—
Redemption of common shares	(14,489)	—
Net cash provided by financing activities	185,511	—

Net Change in Cash	(212,099)	(99,596)
Cash – Beginning	312,707	894,589
Cash – Ending	$100,608	$794,993

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$(78,928,072)	$1,822,104

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SILVER SPIKE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of WM Holding Company, LLC, a Delaware limited liability company (“WMH”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On January 13, 2021, the Company held an Extraordinary General Meeting in Lieu of an Annual General Meeting (the “Extraordinary General Meeting”) pursuant to which the Company’s shareholders approved extending the Combination Period from February 12, 2021 to July 10, 2021 (the “Extension Date”).

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $100,608 in its operating bank accounts, $254,202,898 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $3,547,185. As of March 31, 2021, approximately $4,217,387 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

 On February 18, 2021, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $750,000 to the Sponsor for general working capital purposes (see Note 5).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report as amended on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 12, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report as amended on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 12, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

Warrant Liability

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

For the three months ended March 31, 2021, the change in the fair market value of our warrant liability was $78,220,000.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,500,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest income	$11,092	$883,757
Unrealized gain on investments held in Trust Account	—	1,092,977
Net income	$11,092	$1,976,734
Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	17,108,013	22,424,313
Basic and diluted net income per share	$—	$0.09

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net (loss) income	$(78,928,074)	$1,822,107
Net loss allocable to Ordinary shares subject to possible redemption	(11,092)	(1,976,734)
Non-Redeemable Net Loss	$(78,939,166)	$(154,627)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding	14,141,750	8,825,687
Basic and diluted net (loss) income per share	$(5.58)	$(0.02)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 7, 2019, the Company will pay the Sponsor up to $20,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021 and for the year ended December 31, 2020, the Company incurred $60,000 and $240,000, respectively, in fees for these services. At March 31, 2021 and December 31, 2020, fees of $60,000 and $279,879, respectively, are included in accrued expenses in the accompanying consolidated balance sheets.

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

On February 18, 2021, the Company issued a Note in the amount of up to $750,000 to the Sponsor for general working capital purposes. The Note is non-interest bearing and payable upon the earlier to occur of (i) June 10, 2021 or (ii) the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Note; however, no proceeds from the Trust Account may be used for such repayment. As of March 31, 2021, the Company had drawn down $200,000 under the Note.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 15,655,615 and 7,891,750 shares of Class A ordinary shares issued or outstanding, excluding 9,342,960 and 17,108,250 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,250,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITY

Warrants

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its reasonable best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its reasonable best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$254,202,898	$254,187,706

Liabilities:
Warrant Liability – Public Warrants	1	88,000,000	41,000,000
Warrant Liability – Private Warrants	3	53,900,000	22,680,000

The following tables summarize the changes in the fair value of the warrant liabilities:

	Three months ended March 31, 2021
	Public Warrants	Private Warrants	Warrant Liabilities
Fair value, beginning of period	$41,000,000	$22,680,000	$63,680,000
Change in valuation inputs or other assumptions	47,000,000	31,220,000	78,220,000
Fair value, end of period	88,000,000	53,900,000	141,900,000

	Three months ended March 31, 2020
	Public Warrants	Private Warrants	Warrant Liabilities
Fair value, beginning of period	$5,000,000	$8,260,000	$13,260,000
Change in valuation inputs or other assumptions	(125,000)	(70,000)	(195,000)
Fair value, end of period	4,875,000	8,190,000	13,065,000

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

NOTE 10. SUBSEQUENT EVENTS

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete business combination will be successful.

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

On February 18, 2021, we issued a note in the amount of up to $750,000 to the sponsor for general working capital purposes. The note is non-interest bearing and payable upon the earlier to occur of (i) June 10, 2021 or (ii) the consummation of a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the trust account to repay the note; however, no proceeds from the trust account may be used for such repayment. As of March 31, 2021, the Company had outstanding borrowings of $200,000 under the Note.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the IPO, identifying a target for our Business Combination and activities in connection with the proposed acquisition of WMH. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

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

For the three months ended March 31, 2021, we had a net loss of $78,928,074, which consists of formation and operating costs of $737,755 and a change in the fair value of the warrant liability of $78,220,000 offset by interest earned on marketable securities held in the trust account of $29,681.

For the three months ended March 31, 2020, we had net income of $1,822,107, which consists of interest earned on marketable securities held in the trust account of $932,037, an unrealized gain of $1,152,686 on marketable securities held in the trust account, and a change in the fair value of the warrant liability of $195,000, offset by $457,616 in formation and operating costs.

Going Concern, Liquidity and Capital Resources

On August 12, 2019, we consummated the IPO of 25,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 7,000,000 private placement warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $7,000,000.

Following the IPO and the sale of the private placement warrants, a total of $250,000,000 was placed in the trust account. We incurred $14,413,362 in transaction costs, including $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $663,362 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $412,099. Net loss of $78,928,074 was impacted by interest earned on marketable securities held in the Trust Account of $29,681, a non-cash charge for the change in the fair market value of the warrant liability of $78,220,000, and changes in operating assets and liabilities, which provided of $325,656 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $99,596. Net income of $1,822,107 was impacted by interest earned on marketable securities held in the Trust Account of $932,037, an unrealized gain on marketable securities held in the trust account of $1,152,686, and a non-cash gain for the change in the fair market value of the warrant liability, and changes in operating assets and liabilities, which provided $195,000 and $358,020 of cash, respectively, from operating activities.

As of March 31, 2021, we had marketable securities held in the trust account of $254,202,898. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $100,608 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the private placement warrants. On February 18, 2021, we issued a non-convertible promissory note in the amount of up to $750,000 to the sponsor for general working capital purposes. As of March 31, 2021, the Company had drawn down $200,000 under the promissory note.

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

Net Income (Loss) per Ordinary Share

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

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the restatement of our financial statements described below, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 12, 2021, our disclosure controls and procedures were not effective as of March 31, 2020.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2021.

In connection with the restatement of our financial statements on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 12, 2021, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that the financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement of previously issued financial statements described below, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the period from June 9, 2019 (inception) through December 31, 2019 and for the year ended December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On April 30, 2021, we revised our prior position on accounting for warrants and restated our previously issued financial statements as of and for the period from June 7, 2019 (inception) through December 31, 2020 in an amended Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 12, 2021. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Beginning on January 27, 2021, purported stockholders of the Company filed or threatened to file lawsuits in connection with the Company’s prospective merger with WMH, including two actions filed in the Supreme Court of the State of New York, captioned, Brait v. Silver Spike Acquisition Corp., et al., Index No. 650629/2021 (N.Y. Sup. Ct.), and Stout v. Silver Spike Acquisition Corp., et al., No. 650686/2021 (N.Y. Sup. Ct.). The operative complaints in the Brait and Stout actions allege that the Registration Statement issued in connection with the prospective Merger omits material information related to the proposed transaction, and asserts claims for breach of fiduciary duty against certain of the Company’s current officers and directors and for aiding and abetting breach of fiduciary duty against the Company. The Stout complaint also asserts aiding and abetting claims against WMH and Merger Sub. Plaintiffs seek injunctive relief to enjoin the proposed Merger and to require defendants to issue supplemental disclosures as outlined in the complaints or, in the event the transaction is consummated in the absence of such supplemental disclosures, an order rescinding the transaction and awarding rescissory damages. Plaintiffs also seek an award of attorneys’ fees and costs. The Company has received similar demands from other purported shareholders of the company, including one that attached a draft complaint, styled Fusco v. Silver Spike Acquisition Corp., et al., asserting similar fiduciary duty claims as in the Brait and Stout actions, as well as separate claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934; the draft complaint seeks an injunction of the proposed Merger, pending dissemination of supplemental disclosures, unspecified damages and attorneys’ fees and costs. The Company believes that these allegations are without merit. These matters are in the early stages and the Company is unable to reasonably determine the outcome or estimate the loss, if any, and as such, has not recorded a loss contingency.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report as amended on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 12, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2019, we consummated our Initial Public Offering of 25,000,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $250,000,000. Credit Suisse acted as the sole book-running manager and I-Bankers Securities, Inc. as the Co-Manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-232734). The SEC declared the registration statements effective on August 7, 2019.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER SPIKE ACQUISITION CORP.

Date:	May 13, 2021	By:	/s/ Scott Gordon
			Name:	Scott Gordon
			Title:	Chief Executive Officer Principal Executive Officer

Date:	May 13, 2021	By:	/s/ Gregory Gentile
			Name:	Gregory Gentile
			Title:	Chief Financial Officer Principal Financial and Accounting Officer