Form 10-Q
period 2021-06-30
WM TECHNOLOGY, INC.
filed 2021-08-13
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-39021
_______________________________________________________________________________
WM TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________

Delaware	98-1605615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Discovery Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)
(844) 933-3627
(Registrant’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	MAPS	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	MAPSW	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of August 9, 2021, there were 63,738,563 shares of the registrant’s Class A common stock outstanding and 65,502,347 shares of Class V common stock outstanding.

WM TECHNOLOGY, INC.

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash	$91,662	$19,919
Accounts receivable, net	10,872	9,428
Prepaid expenses and other current assets	18,110	4,820
Total current assets	120,644	34,167
Property and equipment, net	6,682	7,387
Goodwill	3,961	3,961
Intangible assets, net	4,055	4,505
Right-of-use assets	38,779	—
Deferred tax assets	148,365	—
Other assets	3,842	3,874
Total assets	$326,328	$53,894
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$25,512	$12,651
Deferred revenue	6,936	5,264
Deferred rent	—	5,129
Operating lease liabilities, current portion	5,052	—
Notes payable to members	—	205
Total current liabilities	37,500	23,249
Operating lease liabilities, non-current portion	42,206	—
Tax receivable agreement liability	126,150	—
Warrant liability	156,187	—
Other long-term liabilities	—	1,374
Total liabilities	362,043	24,623
Commitments and contingencies (Note 4)
Stockholders’ equity/Members’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; — shares issued and outstanding at June 30, 2021	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 63,738,563 shares issued and outstanding at June 30, 2021	6	—
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 65,502,347 shares issued and outstanding at June 30, 2021	7	—
Additional paid-in capital	(20,212)	—
Retained earnings	5,249	—
Total WM Technology, Inc. stockholders’ deficit	(14,950)	—
Noncontrolling interests	(20,765)	—
Members’ equity	—	29,271
Total (deficit) equity	(35,715)	29,271
Total liabilities and (deficit) equity	$326,328	$53,894
The accompanying notes are an integral part of these condensed consolidated financial statements

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$46,931	$38,755	$88,085	$70,965

Operating expenses
Cost of revenues	1,908	1,856	3,765	3,463
Sales and marketing	15,271	7,422	24,388	14,053
Product development	10,271	6,694	18,139	13,402
General and administrative	33,770	12,242	47,136	24,241
Depreciation and amortization	988	990	1,990	1,989
Total operating expenses	62,208	29,204	95,418	57,148
Operating (loss) income	(15,277)	9,551	(7,333)	13,817
Other income (expenses)
Change in fair value of warrant liability	37,791	—	37,791	—
Other expense, net	(6,069)	(158)	(6,041)	(615)
Income before income taxes	16,445	9,393	24,417	13,202
Benefit from income taxes	(392)	—	(151)	—
Net income	16,837	9,393	24,568	13,202
Net income attributable to noncontrolling interests	12,574	—	20,305	—
Net income attributable to WM Technology, Inc.	$4,263	$9,393	$4,263	$13,202

Class A Common Stock:
Basic income per share	$0.07	N/A¹	$0.07	N/A¹
Diluted loss per share	$(0.17)	N/A¹	$(0.17)	N/A¹

Class A Common Stock:
Weighted average basic shares outstanding	63,738,563	N/A¹	63,738,563	N/A¹
Weighted average diluted shares outstanding	71,347,746	N/A¹	71,347,746	N/A¹
__________________
¹ Prior to the Business Combination, the membership structure of the Company included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. As a result, earnings per share information has not been presented for periods prior to the Business Combination on June 16, 2021 (Note 6).

The accompanying notes are an integral part of these condensed consolidated financial statements

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)
(In thousands)

	Three and Six Months Ended June 30, 2021
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Deficit	Non-controlling Interests	Members’ Equity	Total Equity (Deficit)
	Shares	Par Value	Shares	Par Value
As of December 31, 2020	—	$—	—	$—	$—	$—	$—	$—	$29,271	$29,271
Distributions to members	—	—	—	—	—	—	—	—	(10,513)	(10,513)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(106)	(106)
Net income	—	—	—	—	—	—	—	—	7,731	7,731
As of March 31, 2021	—	—	—	—	—	—	—	—	26,383	26,383
Share-based compensation	—	—	—	—	—	—	—	19,433	—	19,433
Distributions to members	—	—	—	—	—	—	—	—	(7,597)	(7,597)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(5,459)	(5,459)
Proceeds and shares issued in the Business Combination (Note 6)	63,738,563	6	65,502,347	7	(20,212)	986	(19,213)	(45,425)	(20,674)	(85,312)
Net income	—	—	—	—	—	4,263	4,263	5,227	7,347	16,837
As of June 30, 2021	63,738,563	$6	65,502,347	$7	$(20,212)	$5,249	$(14,950)	$(20,765)	$—	$(35,715)

	Three and Six Months Ended June 30, 2020
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Deficit	Non-controlling Interests	Members’ Equity	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$12,799	$12,799
Distributions to members	—	—	—	—	—	—	—	—	(3,123)	(3,123)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(90)	(90)
Net income	—	—	—	—	—	—	—	—	3,809	3,809
As of March 31, 2020	—	—	—	—	—	—	—	—	13,395	13,395
Distributions to members	—	—	—	—	—	—	—	—	(2,744)	(2,744)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(105)	(105)
Net income	—	—	—	—	—	—	—	—	9,393	9,393
As of June 30, 2020	—	$—	—	$—	$—	$—	$—	$—	$19,939	$19,939

The accompanying notes are an integral part of these condensed consolidated financial statements

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$24,568	$13,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,990	1,989
Change in fair value of warrant liability	(37,791)	—
Impairment loss on right-of-use asset	2,372	—
Share-based compensation	19,433	—
Deferred tax assets	(392)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,444)	(1,421)
Prepaid expenses and other current assets	3,691	(508)
Other assets	32	491
Accounts payable and accrued expenses	2,044	(1,138)
Deferred revenue	1,672	1,790
Net cash provided by operating activities	16,175	14,405

Cash flows from investing activities
Purchases of property and equipment	(836)	(502)
Net cash used in investing activities	(836)	(502)

Cash flows from financing activities
Proceeds from the Business Combination	80,284	—
Payment of note payable	(205)	—
Distributions to members	(18,110)	(5,867)
Repurchase of Class B Units	(5,565)	(195)
Net cash provided by (used in) financing activities	56,404	(6,062)

Net increase in cash	71,743	7,841
Cash – beginning of period	19,919	4,968
Cash – end of period	$91,662	$12,809

Supplemental disclosures of noncash financing activities
Warranty liability assumed from the Business Combination	$193,978	$—
Tax receivable agreement liability recognized in connection with the Business Combination	126,150	—
Deferred tax assets recognized in connection with the Business Combination	147,973	—
Other assets assumed from the Business Combination	1,053	—

The accompanying notes are an integral part of these condensed consolidated financial statements

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business and Organization
WM Technology, Inc. (the “Company”) is a technology and software infrastructure provider to retailers and brands in the U.S. state-legal and Canadian cannabis markets. The Company also provides information on the cannabis plant and the industry and advocates for legalization. The Weedmaps listings marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through the Company’s website and mobile apps, permitting product discovery and reservation of products for pickup by consumers or delivery to consumers by participating retailers. The Company sells its offerings in the United States, and the Company has a limited number of non-monetized listings in several international countries including Austria, Canada, Germany, the Netherlands, Spain, and Switzerland. Through December 31, 2020, the Company offered standard listing subscription clients access to a listing page on weedmaps.com in addition to free access to its SaaS solutions, including WM Orders, WM Dispatch, WM Exchange, WM Retail and WM Store, along with its API integrations with third-party point-of-sale (“POS”) systems. For access to the orders functionality, beginning in September 2019, standard listing clients were also then required to pay a fixed services fee per delivery order submitted which the Company imposed regardless of whether the proposed order was canceled or completed. As of January 1, 2021, the Company migrated all standard listing subscription clients to its new WM Business subscription package. Under this new subscription package, all retailers continue to receive access to a standard listing page and SaaS solutions. In addition, the Company began including access to WM Dashboard and eliminated the technology services fee on delivery orders as part of the transition to the new WM Business subscription package. The Company operates in the United States, Canada, and other foreign jurisdictions where medical and/or adult use cannabis is legal under state or applicable national law. The Company is headquartered in Irvine, California.
Business Combination
WM Technology, Inc. was initially incorporated in the Cayman Islands on June 7, 2019 under the name “Silver Spike Acquisition Corp.” (“Silver Spike”). Silver Spike was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 16, 2021 (the “Closing Date”), Silver Spike consummated the business combination (the “Business Combination”), pursuant to that certain Agreement and Plan of Merger, dated December 10, 2020 (the “Merger Agreement”), by and among Silver Spike, Silver Spike Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Silver Spike Acquisition Corp. (“Merger Sub”), WM Holding Company, LLC, a Delaware limited liability company (when referred to in its pre-Business Combination capacity, “Legacy WMH” and following the Business Combination, “WMH LLC”), and Ghost Media Group, LLC, a Nevada limited liability company, solely in its capacity as the initial holder representative (the “Holder Representative”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Silver Spike was domesticated and continues as a Delaware corporation, changing its name to WM Technology, Inc.
The Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by WMH LLC and continue to operate through WMH LLC and its subsidiaries, and WM Technology, Inc.’s material assets are the equity interests of WMH LLC indirectly held by it. Legacy WMH was determined to be the accounting acquirer in the Business Combination, which was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
2.     Summary of significant accounting policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. Management believes that these accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
statements have been omitted or condensed and these interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Registration Statement on Form S-1 filed with the SEC on July 8, 2021. The condensed financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of June 30, 2021, and results of its operations and its cash flows for the interim periods presented. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements, other than the adoption of the lease accounting guidance.
Pursuant to the Merger Agreement, the Business Combination was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, Silver Spike was treated as the acquired company and Legacy WMH was treated as the acquirer for financial statement reporting purposes.
Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy WMH issuing stock for the net assets of Silver Spike, accompanied by a recapitalization.
Legacy WMH was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•Legacy WMH Class A Unit holders, through their ownership of the Class V Common Stock, have the greatest voting interest in the Company with over 50% of the voting interest;
•Legacy WMH selected the majority of the new board of directors of the Company;
•Legacy WMH senior management is the senior management of the Company; and
•Legacy WMH is the larger entity based on historical operating activity and has the larger employee base.
Thus, the financial statements included in this quarterly report reflect (i) the historical operating results of Legacy WMH prior to the Business Combination; (ii) the combined results of the WMH LLC and Silver Spike following the Business Combination; and (iii) the acquired assets and liabilities of Silver Spike stated at historical cost, with no goodwill or other intangible assets recorded.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of WM Technology, Inc. and WM Holding Company, LLC and its subsidiaries, GMG Holdco, Inc., Weedmaps Media, LLC (“Weedmaps”), Ghost Management Group, LLC, WM Canada Holdings, Inc., WM Enterprise, LLC, WM Marketplace, LLC, Weedmaps Spain, S.LU., WM Retail, LLC, Grow One Software (Canada), Inc., Discovery Opco, LLC, WM Museum, LLC, WM Teal, LLC and Weedmaps Germany GmbH. All significant intercompany balance and transactions have been eliminated upon consolidation.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and six months ended June 30, 2020 and 2021.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant estimates made by management include, among others, the valuation of accounts receivable, the useful lives of long-lived assets, income taxes, website and internal-use software development costs, leases, valuation of goodwill and other intangible assets, valuation of warrant liability, deferred tax asset and tax receivable agreement liability, revenue recognition, stock-based compensation, and the recognition and disclosure of contingent liabilities.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, several states permit medical or recreational use of cannabis; however, the use of cannabis is prohibited on a federal level in the United States. If any of the states that permit use of cannabis were to change their laws or the federal government was to actively enforce such prohibition, the Company’s business could be adversely affected.
In addition, the Company’s ability to grow and meet its operating objectives depends largely on the continued legalization of cannabis on a widespread basis. There can be no assurance that such legalization will occur on a timely basis, or at all.
Accounts Receivable
Accounts receivable is recorded at the invoiced amount and does not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is reviewed on a monthly basis and we reserve for all balance in outstanding in excess of ninety days. Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company recorded an allowance for bad debt of $0.7 million as of June 30, 2021.
Revenue Recognition
The Company’s revenues are derived primarily from monthly subscriptions and additional offerings for access to the Company’s Weedmaps platform and the Company’s SaaS solutions. The Company recognizes revenue when the fundamental criteria for revenue recognition are met. The Company recognizes revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services.
Substantially all of the Company’s revenue is generated by providing standard listing and software subscription services and other paid listing subscriptions services, including featured listings, promoted deals, nearby listings and other display advertising to its customers. These arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. The Company may also provide services to its customers, including access to the Company’s orders functionality, which are recognized at a point in time, typically when an order for delivery or pickup is submitted. The Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices of the underlying services at contract inception. Starting on January 1, 2021, the Company eliminated the technology services fee charge related to the Company’s orders functionality.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. The prior year deferred revenue balance of $5.3 million was fully recognized in the first quarter of fiscal year 2021, and the deferred revenue balance as of June 30, 2021 of $6.9 million is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
The following table summarizes the Company’s disaggregated net revenue information (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues recognized over time(1)	$46,931	$36,790	$88,085	$68,156
Revenues recognized at a point in time(2)	—	1,965	—	2,809
Total revenues	$46,931	$38,755	$88,085	$70,965
________________
(1)Revenues from listing subscription services, featured listings and other advertising products.
(2)Revenues from use of orders functionality.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company’s U.S. and foreign revenues (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
U.S. revenues	$46,931	$30,351	$88,085	$56,398
Foreign revenues	—	8,404	—	14,567
Total revenues	$46,931	$38,755	$88,085	$70,965
All foreign revenues were generated in Canada. During the second half of fiscal 2020, the Company discontinued its services to Canada-based retail operator clients who failed to provide valid license information, similar to the transition the Company implemented in California at the end of fiscal 2019. Following the completion of the discontinuation of such services, all revenue has been generated in the United States.
Income Taxes

The Company uses the asset and liability method of accounting for income taxes under ASC 740 - Income Taxes. Under the guidance, deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more-likely-than-not the deferred tax assets will not be realized.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), revaluations of the warrant liability, and tax law developments.

As a result of the Business Combination, WM Technology, Inc. became the sole managing member of WMH LLC, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, WMH LLC is not subject to U.S. federal and certain state and local income taxes. Accordingly, no provision for U.S. federal and state income taxes has been recorded in the financial statements for the period of January 1 to June 16, 2021 as this period was prior to the Business Combination. Any taxable income or loss generated by WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc. following the Business Combination, on a pro rata basis. WM Technology, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of WMH LLC following the Business Combination. The Company is also subject to taxes in foreign jurisdictions.

For the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $0.4 million and $0.2 million, respectively. The tax benefit related to U.S. federal and state tax benefits from certain Business Combination-related expenses offset, in part, by income taxes recorded during the period ended March 31, 2021 as a result of an audit performed by the Canada Revenue Agency on prior years income taxes paid by the Company’s subsidiary, WM Canada Holdings, Inc. The effective tax rates differ from the federal statutory rate of 21% primarily due to flow-through income not subject to tax, permanent stock based compensation and warrant impacts, and state taxes.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company does not believe it has any uncertain income tax positions that are more-likely-than-not to materially affect its condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Cost of Revenue
The Company’s cost of revenue primarily consists of web hosting, internet service costs, and credit card processing costs.
Product Development Costs
Product development costs includes salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred.
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $4.8 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively, and $7.8 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of income.
Political Contributions
The Company expenses the costs of all political contributions in the period incurred. Political contributions totaled $0.3 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, $0.3 million for each of the six months ended June 30, 2021 and 2020, and are included in other expense in the accompanying condensed consolidated statements of income.
Stock-Based Compensation
The Company measures fair value of employee stock-based compensation awards on the date of grant using the Black-Scholes-Merton valuation model and allocates the related expense over the requisite service period. When awards include a performance condition that impacts the vesting for exercisability of the award, the Company records compensation cost when it becomes probable that the performance condition will be met and the service is provided. The expected volatility is based on the historical volatility and implied volatilities for comparable companies, the expected life of the award is based on the simplified method.
The Company accounts for nonemployee stock-based transactions using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.
The Company has accounted for the issuance of Class A-3 and Class B Units in accordance with ASC 718 - Stock Based Compensation. The Company considers the limitation on the exercisability of the Class A-3 and Class B Units to be a performance condition and records compensation cost when it becomes probable that the performance condition will be met.
In connection with the Business Combination, each of the Class A-3 Units outstanding prior to the Business Combination were cancelled, and the holder thereof received a number of Class A units representing limited liability company interests of WMH LLC (the “Class A Units”) and an equivalent number of shares of Class V Common Stock, par value $0.0001 per share (together with the Class A Units, the “Paired Interests”), and each of the Class B Units outstanding prior to the Business Combination were cancelled and holders thereof received a number of Class P units representing limited liability company interests of WMH LLC (the “Class P Units” and together with the Class A Units, the “Units”), each in accordance with the Merger Agreement.
Concurrently with the closing of the Business Combination, the Unit holders entered into an exchange agreement (the “Exchange Agreement”). The terms of the Exchange Agreement, among other things, provide the Unit holders (or certain permitted transferees thereof) with the right from time to time at and after 180 days following the Business Combination to exchange their vested Paired Interests for shares of Class A Common Stock on a one-for-one basis, subject to customary

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
conversion rate adjustments for stock splits, stock dividends and reclassifications, or Class P Units for shares of Class A Common Stock with a value equal to the value of such Class P Units less their participation threshold, or in each case, at the Company’s election, the cash equivalent of such shares of Class A Common Stock.
As of June 30, 2021, total remaining stock-based compensation expense for non-vested Class P Units was $5.7 million, which is expected to be recognized over a weighted-average period of 2.4 years. For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $19.4 million, which represents the life-to-date expense on the Company’s equity awards through June 30, 2021. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to the Company’s equity awards issued to employees and consultants were removed. As a result, the Company recognized share-based compensation expense through June 30, 2021 on those equity awards. The stock-based compensation expense recognized during the period also includes a one-time incremental expense of $4.1 million related to an award modification as a result of an advisory agreement entered into with a former executive.
The Company recorded stock-based compensation in the following expense categories on the accompanying condensed consolidated statements of income (in thousands):

Three and Six Months Ended June 30, 2021
Sales and marketing	$3,826
Product development	1,994
General and administrative	13,613
Total stock-based compensation	$19,433
Segment Reporting
The Company and its subsidiaries operate in one business segment.
Earnings Per Share
Basic net earnings per share is computed by dividing net earnings attributable to WM Technology, Inc. for the period from June 16, 2021 (Closing Date) to June 30, 2021 by the weighted-average number of shares of Class A Common Stock outstanding during the same period.
Diluted net earnings per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.
Prior to the Business Combination, the membership structure of Legacy WMH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. As a result, earnings per share information has not been presented for periods prior to the Business Combination on June 16, 2021. The basic and diluted earnings (loss) per share for the three and six months ended June 30, 2021 represent only the period from June 16, 2021 to June 30, 2021.

Warrant Liability

The Company assumed 12,499,933 Public Warrants and 7,000,000 Private Placement Warrants (together, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. All of the Warrants remained outstanding as of June 30, 2021. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging -Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A equity holders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in change in fair value of warrant liabilities within the condensed consolidated statements of income at each reporting date.
Fair Value Measurements
The Company follows the guidance in ASC 820 - Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
•Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs based on the Company assessment of the assumptions that market participants would use in pricing the asset or liability.
Tax Receivable Agreement

The Business Combination was accomplished through what is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies undertaking an initial public offering. The Up-C structure allows the Legacy WMH Unit holders to retain their equity ownership in WMH LLC, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of Units and provides potential future tax benefits for both the Company and the WMH LLC Unit holders when they ultimately exchange their pass-through interests for shares of Class A Common Stock. Additionally, the Company could obtain future increases in its tax basis of the assets of WMH LLC when such units are redeemed or exchanged by the continuing members. This increase in tax basis may have the effect of reducing the amounts paid in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the Business Combination, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with continuing members that provides for a payment to the continuing Class A Unit holders of 85% of the amount of tax benefits, if any, that the Company realizes, or is deemed to realize, as a result of redemptions or exchanges of Units. In connection with such potential future tax benefits resulting from the Business Combination, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded to additional paid-in capital.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leases
Effective January 1, 2021, the Company accounts for its leases under ASC 842, Leases. Under this guidance, lessees classify arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.
The Company continues to account for leases in the prior period financial statements under ASC 840, Leases.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The Company adopted ASC 842 as of January 1, 2021, using the modified retrospective transition approach by recording a right-of-use (“ROU”) asset and lease liability for operating leases of $43.3 million and $48.4 million, respectively, at that date; the Company did not have any finance lease assets and liabilities upon adoption or any arrangements where it acts as a lessor. Adoption of ASC 842 did not have an effect on the Company’s retained earnings. The Company availed itself of the practical expedients provided under ASC 842 regarding identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components for all classes of assets. The Company continues to account for leases in the prior period financial statements under ASC 840.
3.    Leases
On January 1, 2021, the Company adopted ASC 842 - Leases using the modified retrospective transition approach for recording ROU assets and operating lease liabilities for its operating leases. The Company’s operating leases consist of office space located primarily in the United States. The Company does not have any leases classified as financing leases.
The components of lease related expense for the three and six months ended June 30, 2021 are as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Operating lease cost	$2,377	$4,768
Variable lease cost	639	1,150
Operating lease expense	3,016	5,918
Short-term lease rent expense	67	87
Net rent expense	$3,083	$6,005

For the three and six months ended June 30, 2021, the Company made cash payments of $2.4 million and $3.5 million, respectively, on its operating leases, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. During the six months ended June 30, 2021, ROU assets obtained in exchange for operating lease liabilities were $43.3 million.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2021, future minimum payments for the next five years and thereafter are as follows (in thousands):

Operating Leases
Remaining period in 2021 (six months)	$4,674
Year ended December 31, 2022	9,597
Year ended December 31, 2023	9,898
Year ended December 31, 2024	9,405
Year ended December 31, 2025	5,830
Thereafter	29,732
Future minimum lease payments	$69,136
Less: present value discount	(21,878)
Operating lease liabilities	$47,258
As of June 30, 2021, the Company’s operating leases had a weighted average remaining lease term of 7.8 years and a weighted-average discount rate of 9.8%. The Company’s lease agreements do not provide an implicit rate, so the Company used an estimated incremental borrowing rate, which was derived from third-party information available at the time the Company adopted ASC 842 in determining the present value of future lease payments. The rate used is for a secured borrowing of a similar term as the right of use asset. During the three and six ended June 30, 2021, the Company recognized an impairment charge of $2.4 million related to an ROU asset reducing the carrying value of the lease asset to its estimated fair value. The fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent. The impairment charge is included in general and administrative expenses in the condensed consolidated statements of income.
4.    Commitments and Contingencies
Litigation
During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.
In September 2019, the Company received a grand jury subpoena prepared by the United States Attorney’s Office for the Eastern District of California (“DOJ”). The subpoena demanded certain categories of information from the Company, some of which the Company has already provided. Management believes that the outcome of such inquiry will not have a material adverse impact of the Company’s financial position, results of operations, or cash flow. On August 4, 2021, the DOJ notified the Company that the DOJ was withdrawing the subpoena issued in September 2019, and that it had no present plan to exercise its discretion to proceed further in the matter. The DOJ cautioned that its decision not to proceed further did not constitute a grant of immunity, and that its plans could change in the future without notice.
Beginning on January 27, 2021, purported stockholders of Silver Spike filed or threatened to file lawsuits in connection with the Merger, including two actions filed in the Supreme Court of the State of New York, captioned, Brait v. Silver Spike Acquisition Corp., et al., Index No. 650629/2021 (N.Y. Sup. Ct.), and Stout v. Silver Spike Acquisition Corp., et al., No. 650686/2021 (N.Y. Sup. Ct.). The operative complaints in the Brait and Stout actions allege that the Registration Statement issued in connection with the Merger omits material information related to the proposed transaction, and asserts claims for breach of fiduciary duty against certain of Silver Spike’s then officers and directors and for aiding and abetting breach of fiduciary duty against Silver Spike. The Stout complaint also asserts aiding and abetting claims against Legacy WMH and Merger Sub. Plaintiffs seek injunctive relief to enjoin the Merger and to require defendants to issue supplemental disclosures as outlined in the complaints or, in the event the transaction is consummated in the absence of such supplemental disclosures, an order rescinding the transaction and awarding rescissory damages. Plaintiffs also seek an award of attorneys’ fees and costs. The Company has received similar demands from other purported shareholders of Silver Spike, including one that attached a draft complaint, styled Fusco v. Silver Spike Acquisition Corp., et al., asserting similar fiduciary duty claims as in the Brait and Stout actions, as well as separate claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934; the draft complaint seeks an injunction of the Merger, pending dissemination of supplemental disclosures, unspecified damages and attorneys’ fees and costs. The Brait action was voluntarily discontinued on June 29, 2021.The Company believes that these allegations are without merit. These matters are in the early stages and we are unable to reasonably determine the outcome or estimate the loss, if any, and as such, have not recorded a loss contingency.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	June 30, 2021	December 31, 2020
Liabilities:
Warrant liability – Public Warrants	1	$79,375	$—
Warrant liability – Private Placement Warrants	3	76,812	—
Total warrant liability		$156,187	$—

The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three months ended June 30, 2021
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$—	$—	$—
Warrant liability acquired	100,750	93,228	193,978
Change in valuation inputs or other assumptions	(21,375)	(16,416)	(37,791)
Fair value, end of period	$79,375	$76,812	$156,187

Public Warrants
The Company determined the fair value of its public warrants, which were originally issued in the initial public offering of Silver Spike (the “Public Warrants”) based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $100.8 million and $79.4 million as of June 16, 2021 and June 30, 2021, respectively.

Private Placement Warrants
The estimated fair value of the warrants that were originally issued in a private placement (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) is determined with Level 3 inputs using the Black-Scholes model. The Private Placement Warrants were valued as of June 16, 2021 (Closing Date) and June 30, 2021. The significant inputs and assumptions in this method are the stock price, exercise price, volatility, risk-free rate, and term or maturity. The underlying stock price input is the closing stock price as of each valuation date and the exercise price is the price as stated in the warrant agreement. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company. Volatility for each comparable publicly traded company is calculated as the annualized standard deviation of daily continuously compounded returns. The Black-Scholes analysis is performed in a risk-neutral framework, which requires a risk-free rate assumption based upon constant-maturity treasury yields, which are interpolated based on the remaining term of the Private Placement Warrants as of each valuation date. The term/maturity is the duration between each valuation date and the maturity date, which is five years following the date the Business Combination closed, or June 16, 2026.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 16, 2021	June 30, 2021
Exercise price	$11.50	$11.50
Stock price	$20.55	$17.86
Volatility	60.0%	60.0%
Term (years)	5.00	4.96
Risk-free interest rate	0.89%	0.86%

Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $93.2 million and $76.8 million as of June 16, 2020 and June 30, 2021, respectively.
The Warrants were accounted for as liabilities in accordance with ASC 815- Derivatives and Hedging and are presented within warrant liability on the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed consolidated statements of income.
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
6. Business Combination
As further discussed in Note 1, on June 16, 2021, the Company consummated the Business Combination pursuant to the Merger Agreement.
In connection with the Closing, the following occurred:
•Silver Spike was domesticated and continues as a Delaware corporation, changing its name to “WM Technology, Inc.”
•The Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by WMH LLC and continue to operate through WMH LLC and its subsidiaries, and WM Technology, Inc.’s material assets are the equity interests of WMH LLC indirectly held by it.
•The Company consummated the sale of 32,500,000 shares of Class A Common Stock for a purchase price of $10.00 per share (together, the “PIPE Financing”) pursuant to certain subscription agreements dated as of December 10, 2020, for an aggregate price of $325.0 million.
•The Company contributed approximately $80.3 million of cash to WMH LLC, representing (a) the net amount held in the Company’s trust account following the redemption of 10,012 shares of Class A Common Stock originally sold in the Silver Spike’s initial public offering, less (b) cash consideration of $455.2 million paid to Legacy WMH Class A equity holders, plus (c) $325.0 million in aggregate proceeds from the PIPE Financing, less (d) the aggregate amount of transaction expenses incurred by the parties to the Business Combination Agreement.
•The Company transferred $455.2 million to the Legacy WMH equity holders as cash consideration.
•The Legacy WMH equity holders retained an aggregate of 65,502,347 Class A Units and 25,896,042 Class P Units.
•The Company issued 65,502,347 shares of Class V Common Stock to Class A Unit holders, representing the same number of Class A Units retained by the Legacy WMH equity holders.
•The Company, the Holder Representative and the Class A Unit holders entered into the Tax Receivable Agreement, pursuant to which WM Technology, Inc. will pay to WMH LLC Class A equity holders 85% of the net income tax savings that WM Technology, Inc. actually realizes as a result of increases in the tax basis of WMH LLC’s assets as a result of the exchange of Units for cash in the Business Combination and future exchanges of the Class A Units for shares of Class A Common Stock or cash pursuant to the Exchange Agreement, and certain other tax attributes of WMH LLC and tax benefits related to the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Concurrently with the closing of the Business Combination, the Unit holders entered into the Exchange Agreement. The terms of the Exchange Agreement, among other things, provide the Unit holders (or certain permitted transferees thereof) with the right from time to time at and after 180 days following the Business Combination to exchange their vested Paired Interests for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or Class P Units for shares of Class A Common Stock with a value equal to the value of such Class P Units less their participation threshold, or in each case, at the Company’s election, the cash equivalent of such shares of Class A Common Stock.
The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of changes in stockholders’ (deficit) equity for the six months ended June 30, 2021 (in thousands):

Business Combination
Cash - Silver Spike trust and cash, net of redemptions	$254,203
Cash - PIPE Financing	325,000
Less: cash consideration paid to Legacy WMH equity holders	(455,182)
Less: transaction costs and advisory fees	(43,737)
Net proceeds from the Business Combination	80,284
Less: initial fair value of warrant liability recognized in the Business Combination	(193,978)
Add: transaction costs allocated to Warrants	5,506
Add: non-cash assets assumed from Silver Spike	1,053
Add: deferred tax asset	147,973
Less: tax receivable agreement liability	(126,150)
Net adjustment to total equity from the Business Combination	$(85,312)

The number of shares of common stock issued immediately following the Closing:

Number of Shares
Common stock, outstanding prior to the Business Combination	24,998,575
Less: redemption of shares of Silver Spike’s Class A common stock	10,012
Shares of Silver Spike’s Class A common stock	24,988,563
Shares of Class A Common Stock held by Silver Spike’s Sponsor	6,250,000
Shares of Class A Common Stock issued in the PIPE Financing	32,500,000
Shares of Class A Common Stock issued in the Business Combination	63,738,563
Shares of Class V Common Stock issued to Legacy WMH equity holders	65,502,347
Total shares of common stock issued in the Business Combination	129,240,910

Net income for the period from June 16, 2021 (Closing Date) to June 30, 2021 was $9.5 million, which includes change in fair value of warrant liability of $37.8 million, share-based compensation expense of $19.4 million and transaction costs related to the warrant liability of $5.5 million. The transaction costs related to the warrant liability is included in other expense, net on the accompanying condensed consolidated statements of income.
7. Warrant Liability
At June 30, 2021, there were 12,499,933 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
As part of Silver Spike’s initial public offering, 12,500,000 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of Class A Common Stock. No fractional shares will be

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
issued upon exercise of the warrants. The Public Warrants will expire at 5:00 p.m. New York City time on June 16, 2026, or earlier upon redemption or liquidation. The Public Warrants are listed on the NYSE under the symbol “MAPSW.”
The Company may redeem the Public Warrants starting July 16, 2021, in whole and not in part, at a price of $0.01 per Public Warrant, upon not less than 30 days’ prior written notice of redemption to each holder of Public Warrants, and if, and only if, the reported last sales price of the Company’s Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalization and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the holders of Public Warrants.

Simultaneously with Silver Spike’s initial public offering, Silver Spike consummated a private placement of 7,000,000 Private Placement Warrants with Silver Spike’s sponsor (“Silver Spike Sponsor”). Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants (including the shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain exceptions, and they are nonredeemable as long as they are held by Silver Spike Sponsor or its permitted transferees. Silver Spike Sponsor, as well as its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis and will have certain registration rights related to such Private Placement Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than Silver Spike Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuances of shares of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the units sold in the initial public offering, except that the Private Placement Warrants and the Class A Common Stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants was remeasured as of June 30, 2021, resulting in a $37.8 million non-cash change in fair value of the Warrant liabilities in the condensed consolidated statements of income during the three and six months ended June 30, 2021.
8. Equity

Class A Common Stock

Voting Rights

Each holder of the shares of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. The holders of the shares of Class A Common Stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all stockholders present in person or represented by proxy, voting together as a single class. Notwithstanding the foregoing, the holders of the outstanding shares of Class A Common Stock are entitled to vote separately upon any amendment to the Company’s certificate of incorporation (including by merger, consolidation, reorganization or similar event) that would alter or change the powers, preferences or special rights of such class of common stock in a manner that is disproportionately adverse as compared to the Class V Common Stock.

Dividend Rights

Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Company’s board of directors out of funds legally available therefor.

Rights upon Liquidation, Dissolution and Winding-Up

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of the shares of Class A Common Stock are entitled to share ratably in all assets remaining after payment of the Company’s debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the shares of Class A Common Stock, then outstanding, if any.

Preemptive or Other Rights

The holders of shares of Class A Common Stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the shares of Class A Common Stock. The rights, preferences and privileges of holders of shares of Class A Common Stock will be subject to those of the holders of any shares of the preferred stock that the Company may issue in the future.

Class V Common Stock

Voting Rights

Each holder of the shares of Class V Common Stock is entitled to one vote for each share of Class V Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. The holders of shares of Class V Common Stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all stockholders present in person or represented by proxy, voting together as a single class. Notwithstanding the foregoing, the holders of the outstanding shares of Class V Common Stock are entitled to vote separately upon any amendment to the Company’s certificate of incorporation (including by merger, consolidation, reorganization or similar event) that would alter or change the powers, preferences or special rights of such class of common stock in a manner that is disproportionately adverse as compared to the Class A Common Stock.

Dividend Rights

The holders of the Class V Common Stock will not participate in any dividends declared by the Company’s board of directors.

Rights upon Liquidation, Dissolution and Winding-Up

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of Class V Common Stock are not entitled to receive any of the Company’s assets.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Preemptive or Other Rights

The holders of shares of Class V Common Stock do not have preemptive, subscription, redemption or conversion rights. There will be no redemption or sinking fund provisions applicable to the Class V Common Stock.

Issuance and Retirement of Class V Common Stock

In the event that any outstanding share of Class V Common Stock ceases to be held directly or indirectly by a holder of Class A Units, such share will automatically be transferred to us for no consideration and thereupon will be retired. The Company will not issue additional shares of Class V Common Stock other than in connection with the valid issuance or transfer of Units in accordance with the governing documents of WMH LLC.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Noncontrolling Interests

The noncontrolling interest represents the Units held by holders other than the Company. As of June 30, 2021, the noncontrolling interests owned 57.5% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests. Net income for the period prior to the Business Combination from January 1, 2021 to June 15, 2021 is allocated to net income attributable to noncontrolling interests on the accompanying condensed consolidated statements of income.
9. Earnings Per Share
Basic net earnings per share of Class A Common Stock is computed by dividing net earnings attributable to the Company by the weighted-average number of shares of Class A Common Stock outstanding during the period from June 16, 2021 (Closing Date) to June 30, 2021. Diluted net earnings per share of Class A Common Stock is computed by dividing net income attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.
Prior to the Business Combination, the membership structure of WMH included units which had profit interests. The Company analyzed the calculation of net earnings (loss) per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, net earnings per share information has not been presented for periods prior to the Business Combination on June 16, 2021. The basic and diluted earnings (loss) per share for the three and six months ended June 30, 2021 represent only the period from June 16, 2021 to June 30, 2021.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The computation of net earnings per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for period from June 16, 2021 (Closing Date) to June 30, 2021 are as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Numerator:
Net income	$16,837	$24,568
Less: net income attributable to WMH LLC prior to the Business Combination	7,347	15,078
Less: net income attributable to noncontrolling interests after the Business Combination	5,227	5,227
Net income attributable to WM Technology, Inc. - basic	4,263	4,263
Effect of dilutive securities:
Less: fair value change of Public and Private Placement Warrants, net of amounts attributable to noncontrolling interests	16,061	16,061
Net loss attributable to WM Technology, Inc. - diluted	$(11,798)	$(11,798)
Denominator:
Weighted average common shares outstanding - basic	63,738,563	63,738,563
Weighted average effect of dilutive securities:
Public Warrants¹	4,877,681	4,877,681
Private Placement Warrants¹	2,731,502	2,731,502
Weighted average common shares outstanding - diluted	71,347,746	71,347,746

Net income (loss) per share of Class A Common Stock:
Net income per share of Class A Common Stock - basic	$0.07	$0.07
Net loss per share of Class A Common Stock - diluted	$(0.17)	$(0.17)
____________________________________
¹Calculated using the treasury stock method.
Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

June 30, 2021
Class A Units	65,502,347
Class P Units	25,679,121
Total Units	91,181,468

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Overview

On June 16, 2021, WM Holding Company, LLC (when referred to in its pre-Business Combination capacity, “Legacy WMH” and following the Business Combination, “WMH LLC”) completed its previously announced business combination with Silver Spike Acquisition Corp (“Silver Spike”). Legacy WMH was deemed to be the accounting acquirer under accounting principles generally accepted in the United States of America (“GAAP”). In connection with the closing, Silver Spike changed its name to WM Technology, Inc. As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our,” and similar references refer to WM Technology, Inc, and its subsidiaries following the Business Combination and to Legacy WMH prior to the Business Combination.
WM Technology, Inc. is a technology and software infrastructure provider to retailers and brands in the U.S. state-legal and Canadian cannabis markets. We also provide information on the cannabis plant and the industry and advocate for legalization. The Weedmaps listings marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and reservation of products for pickup by consumers or delivery to consumers by participating retailers. We sell our offerings in the United States, and have a limited number of non-monetized listings in several international countries including Austria, Canada, Germany, the Netherlands, Spain, and Switzerland. Through December 31, 2020, we offered standard listing subscription clients access to a listing page on weedmaps.com in addition to free access to its SaaS solutions, including WM Orders, WM Dispatch, WM Exchange, WM Retail and WM Store, along with its API integrations with third-party point-of-sale (“POS”) systems. For access to the orders functionality, beginning in September 2019, standard listing clients were also then required to pay a fixed services fee per delivery order submitted which we imposed regardless of whether the proposed order was canceled or completed. As of January 1, 2021, we migrated all standard listing subscription clients to our new WM Business subscription package. Under this new subscription package, all retailers continue to receive access to a standard listing page and SaaS solutions. In addition, we began including access to WM Dashboard and eliminated the technology services fee on delivery orders as part of the transition to the new WM Business subscription package. We operate in the United States, Canada, and other foreign jurisdictions where medical and/or adult use cannabis is legal under state or applicable national law. We are headquartered in Irvine, California.
Founded in 2008, we operate a leading listings marketplace with one of the most comprehensive SaaS subscription offerings sold to retailers and brands in the U.S. state-legal and Canadian cannabis markets. We address the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis users in a legally compliant fashion with our Weedmaps platform and WM Business SaaS solution. Over the past 13 years, we have grown the Weedmaps listings marketplace to become the premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, with over 12 million MAUs on the demand-side and more than 4,300 paying business clients on the supply-side of our marketplace as of June 30, 2021. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 8,900 listing pages as of June 30, 2021 (of the over 17,800 listing pages listing pages on the marketplace). The Weedmaps listings marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and order-ahead for pickup or delivery by participating retailers. We provide consumers with discovery channels to improve their knowledge of the local market for cannabis products, whether they are looking by strain, price, effects or form factors. Our weedmaps.com site also has educational content including news articles, information about cannabis strains, a number of “how-to” guides, policy white-papers and research to allow consumers to educate themselves on cannabis and its history, uses and legal status. While consumers can discover cannabis products, brands, and retailers on our site, we neither sell (or fulfill purchases of) cannabis products, nor do we process payments for cannabis transactions across our marketplace or SaaS solutions.
Over the last three years, we have developed and launched several SaaS solutions for our retailer clients. These solutions now comprise an integrated platform for retailers, which we call “WM Business”. WM Business provides a comprehensive set of tools to enable cannabis businesses to provide their goods and services compliantly, with what we refer to as “business-in-a-box” functionality. Our “business-in-a-box” solution helps cannabis retailers to improve their workflows and regulatory compliance in the course of serving cannabis consumers. We offer this functionality through a packaged software solution that includes (based on availability within any given market and state-level regulations) (i) a listing page with product menu on weedmaps.com, our iOS Weedmaps mobile application and our Android Weedmaps mobile application, which allows clients to disclose their license information, hours of operation, contact information, discount policies, and other information that may be required under applicable state law, (ii) the ability to receive reservations of products for pickup by consumers or delivery to consumers (either on weedmaps.com, on a white labeled WM Store site or third-party sites through our orders and menu embed product), thereby allowing inventory forecasting and helping retailers ensure sufficient staff are present to confirm product availability (and complete orders and process payments – both of which only occur outside the Weedmaps listings marketplace), (iii) logistics software such as driver apps and fleet-tracking tools to permit legal compliance with state delivery regulations, (iv) retail point-of-sale, or POS, solutions to manage inventory and track-and-trace compliance reporting, (v) analytics dashboards, (vi) access to our online wholesale exchange marketplace to browse brand catalogs and efficiently identify brands to obtain inventory from (and review license information and certificates of analysis, among other compliance features), and (vii) application program interface, or API, integrations to streamline workflows, thereby helping eliminate human error in recordkeeping and promoting compliance through accuracy. We also offer a growing set of offerings for brands to reach consumers and retailers as well as manage their brand catalog information.
Our WM Business solution is sold as a value-priced monthly subscription package. We also offer several upsell and add-on products that allow businesses to have more prominent placement on the Weedmaps listings marketplace either through featured listings, display ads or promoted deal offerings. We sell our offerings in the United States, and we have a limited number of non-monetized listings in several international countries including Austria, Canada, Germany, the Netherlands, Spain, and Switzerland. As of June 30, 2021, we actively operated in 24 U.S. states and territories that have adult-use and/or medical-use regulations in place. We define actively operated markets as those with greater than $1,000 monthly recurring revenue.
As we continue to expand the presence and increase the number of consumers on the Weedmaps listings marketplace and broaden our SaaS offerings, we generate more value for our business clients. As we continue to expand the presence and increase the number of cannabis businesses listed on weedmaps.com, we become a more compelling marketplace for consumers. To capitalize on the growth opportunities of our two-sided marketplace and SaaS solutions, we plan to continue making investments in raising brand awareness, increasing penetration within existing markets and expanding to new markets, as well as continuing to develop and monetize new software solutions to extend the functionality of our platform, deepening the consumer experience with our platform, and providing a high level of support to our business clients.
Business Combination and Public Company Costs

On June 16, 2021, Silver Spike consummated the business combination (the “Business Combination”) pursuant to the certain Agreement and Plan of Merger, dated December 10, 2020 (the “Merger Agreement”), by and among Silver Spike, Silver Spike Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Silver Spike Acquisition Corp. (“Merger Sub”), Legacy WMH, and Ghost Media Group, LLC, a Nevada limited liability company, solely in its capacity as the initial holder representative (the “Holder Representative”). Pursuant to the Merger Agreement, Merger Sub merged with and into Legacy WMH, whereupon the separate limited liability company existence of Merger Sub ceased and Legacy WMH became the surviving company and continued in existence as a subsidiary of Silver Spike. On the Closing Date, and in connection with the Closing, Silver Spike changed its name to WM Technology, Inc. Legacy WMH was deemed to be the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805. While Silver Spike was the legal acquirer in the Business Combination, because Legacy WMH was deemed the accounting acquirer, the historical financial statements of Legacy WMH became the historical financial statements of the combined company, upon the Closing.

While the legal acquirer in the Merger Agreement is Silver Spike, for financial accounting and reporting purposes under GAAP, Legacy WMH was the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy WMH in many respects. Under this method of accounting, Silver Spike was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Legacy WMH was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Legacy WMH (i.e., a capital transaction involving the issuance of stock by Silver Spike for the stock of Legacy WMH). Accordingly, the consolidated assets, liabilities and results of operations of Legacy WMH became the historical financial statements of the combined company, and Silver Spike’s assets, liabilities and results of operations were consolidated with Legacy WMH beginning on the acquisition date. Operations prior to the Business Combination are presented as those of Legacy WMH. The net assets of Silver Spike were recognized at historical cost (which are consistent with carrying value), with no goodwill or other intangible assets recorded.

As a consequence of the Business Combination, Legacy WMH became the successor to an SEC-registered and Nasdaq-listed company which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have and expect to continue to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. As of this quarterly filing, we have modified the definition and calculation of three of our Key Operating and Financial Metrics: (a) average monthly revenue per paying client, (b) average monthly paying clients, and (c) monthly active users (“MAUs”). We made these modifications in order to better reflect our performance during a reporting period and to make these key metrics more easily comparable on a period-to-period basis. The changes to these metrics and a comparison to previous calculations are described below. We are providing our prior definitions of these key metrics, as well as a calculation of what our results would have been pursuant to such prior definitions, for the applicable periods so that investors and potential investors that have analyzed these key metrics historically using our prior definitions can compare our historical results to our current results with respect to these key metrics using the prior definitions. To see what our historical average monthly revenue per paying client, average monthly paying clients and monthly active users would have been for the years ended December 31, 2020, 2019, 2018 and 2017 using our modified definitions, as well as a comparison to what the results were using our prior definitions, please refer to our earnings release included as exhibit 99.1 in our Current Report on Form 8-K, filed August 12, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except for revenue per paying client)
Revenue	$46,931	$38,755	$88,085	$70,965
Net Income	$16,837	$9,393	$24,568	$13,202
EBITDA(1)	$17,433	$10,383	$26,407	$15,191
Adjusted EBITDA(1)	$8,503	$10,383	$17,477	$15,191
Average monthly revenue per paying client(2)	$3,706	$2,997	$3,609	$2,838
Average monthly paying clients(3)	4,221	4,311	4,068	4,168
MAUs (in thousands)(4)	12,302	7,027	12,302	7,027
___________________________
(1)For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income, see “—EBITDA and Adjusted EBITDA” below.
(2)Average monthly revenue per paying client is defined as the average monthly revenue for any particular period divided by the average monthly paying clients in the same respective period. See “—Average Monthly Revenue Per Paying Client” below for a description of how we used to calculate average monthly revenue per paying client and what our average monthly revenue per paying client would have been using our prior definition for the applicable periods.
(3)Average monthly paying clients are defined as the average of the number of paying clients billed in a month across a particular period (and for which services were provided). See “—Average Monthly Paying Clients” below for a description of how we used to calculate average monthly paying clients and what our average monthly paying clients would have been using our prior definition for the applicable periods.
(4)MAUs are defined as the number of unique users opening our Weedmaps mobile app or accessing our Weedmaps.com website over the course of a calendar month. Monthly active users in this table is for the last month in the period. See “—MAUs” below for a description of how we used to calculate MAUs and what our MAUs would have been using our prior definition for the applicable periods.
Revenue
We generate revenue from the sale of monthly subscriptions and our additional offerings as described previously. Our monthly subscription offering is sold based on a fixed price per month with the pricing based on the type of client. These subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Our additional offerings range in price and terms. For clients that pay us in advance for subscription and other services, we record deferred revenue and recognize revenue over the applicable term of services provided.

EBITDA and Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income before taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (the most directly comparable GAAP financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.
We present EBITDA and Adjusted EBITDA because these metrics are a key measure used by our management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of investment capacity. Accordingly, we believe that EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.
EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and
•EBITDA and Adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available to us.
Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results.
A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$16,837	$9,393	$24,568	$13,202
Benefit from income taxes	(392)	—	(151)	—
Depreciation and amortization expenses	988	990	1,990	1,989
EBITDA	17,433	10,383	26,407	15,191
Share-based compensation	19,433	—	19,433	—
Change in fair value of warrant liability	(37,791)	—	(37,791)	—
Warrant transaction costs	5,506	—	5,506	—
Impairment of right-of-use asset	2,372	—	2,372	—
Transaction related bonus payment	1,550	—	1,550	—
Adjusted EBITDA	$8,503	$10,383	$17,477	$15,191

Average Monthly Revenue Per Paying Client

Average monthly revenue per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements. We calculate this metric by dividing the average monthly revenue for any particular period by the average monthly number of paying clients in the same respective period. We have consistently grown our monthly revenue per paying client, reflecting the increased functionality we have provided over time with our WM Business software solutions and the increased retailer density within the markets we serve.

Current definition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average monthly revenue per paying client	$3,706	$2,997	$3,609	$2,838

Prior definition¹:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Monthly revenue per paying client	$3,617	$3,172	$3,617	$3,172
___________________________
¹ Metric was previously calculated by dividing total monthly revenue for the last month of any particular period by the number of paying clients in that last month of a particular period. We changed our definition because we believe using monthly revenue across the entire period is a better reflection of our results during such period than monthly revenue for only the last month of the period and believe our modified definition will be less susceptible to monthly fluctuations and therefore more reliable when comparing period-to-period results.
Average Monthly Paying Clients

We define average monthly paying clients as the monthly average of clients billed each month over a particular period (and for which services were provided). Our paying clients include both individual cannabis businesses as well as retail sites or businesses within a larger organization that have independent relationships with us, many of whom are owned by holding companies where decision-making is decentralized such that purchasing decisions are made, and relationships with us are located, at a lower organizational level. In addition, any client may choose to purchase multiple listing solutions for each of their retail sites or businesses. While we have historically seen consistent growth in the number of our paying clients, we saw a decline starting in late 2017 through the first half of 2018 that we believe was driven by the uncertainty around legalization of adult-use cannabis by California on January 2, 2018. The first half of 2018 was a transition period within the state of California during which only temporary licenses were granted to local retailers and the status and scope of permanent licenses was uncertain. During such time, we experienced a decline in paying clients, which moderated in the second half of 2018 when we saw our results in California to begin to return to more typical patterns. On December 31, 2019, we discontinued our service to California-based clients who failed to provide valid licensing information, in accordance with our prior announcement in August 2019 to support only licensed cannabis retail operators and their partners on our platform. As a result, we experienced a high level of client churn in January as a result of the elimination of these operators. In June 2020, we initiated a similar effort in Canada to discontinue services to Canada-based retail operators clients who failed to provide valid license information, which drove a decline in paying clients beginning in September 2020. This reset of Canada was completed on November 30, 2020.

Current definition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average monthly paying clients	4,221	4,311	4,068	4,168

Prior definition¹:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Paying clients	4,318	4,400	4,318	4,400
___________________________
¹ Metric was previously defined as the number of clients billed during the last month of a particular period. We changed our definition because we believe using the average number of paying clients across the entire period is a better reflection of our results during such period than the average paying clients for only the last month of the period and believe our modified definition will be less susceptible to monthly fluctuations and therefore more reliable when comparing period-to-period results.
MAUs

We define MAUs as the number of unique users opening our Weedmaps mobile app or accessing our Weedmaps.com website over the course of a calendar month. In any particular period, we determine our number of MAUs by counting the total number of users who have engaged with the weedmaps.com site during the final calendar month of the given period. Beginning in March 2021, we began tracking and including the MAUs related to the Learn section on weedmaps.com into our calculation of MAUs. We view the number of MAUs as a key indicator of our growth, the breadth and reach of our weedmaps.com site, the value proposition and consumer awareness of our brand, the continued use of our sites by our users and their level of interest in the cannabis industry.
As our business has grown, our MAUs increased each year from 2018 through 2020. This increase is due to a number of factors including, but not limited to, our continued expansion into new markets, further investments in our existing markets, increase in marketing spend, including web advertising, and the general increased awareness of our platform as the cannabis industry has grown and jurisdictions experience continued legalization of cannabis for medical and/or adult use. We also believe we were increasingly efficient with our marketing spend and, therefore, have been able to acquire users at lower costs. However, as our platform has grown organically, our MAU growth rates have at times naturally slowed and we may experience similarly slower growth rates in the future, even if we continue to add MAUs on an absolute basis. While it is not possible to identify all drivers of a change in any given period, an increase or decrease in digital marketing spend as well as significant market shifts including the removal of clients who fail to provide valid licensing information in certain markets can have outsized impacts on MAU growth. We cannot determine what, if any, impact the pandemic had on our MAU growth in 2020.
Since the beginning of the pandemic, we have continued to grow our MAUs, reaching 12.3 million in June 2021. While we believe, like other industries, the pandemic accelerated existing trends towards consumer adoption of online platforms, we cannot be certain to what impact, if any, the end of the pandemic will have on our MAUs or MAU growth.
We believe as we increase MAUs, we increase the value of our bundled SaaS solutions to business customers.

Current definition:

	As of June 30,
	2021	2020
MAUs (in thousands)	12,302	7,027

Prior definition¹:

	As of June 30,
	2021	2020
MAUs (in thousands)	10,963	7,027
___________________________
¹ Metric previously excluded the MAUs attributed to the Learn section of weedmaps.com, which we began tracking in March 2021. We believe including MAUs from the Learn section of weedmaps.com more accurately reflects our total MAUs. MAUs as of dates prior to March 31, 2021 do not include MAUs from our Learn section.
Factors Affecting Our Performance

Growth of Our Two-Sided Weedmaps Listings Marketplace
We have historically grown through and intend to focus on continuing to grow through the expansion of our two-sided listings marketplace, which occurs through growth of the number and type of businesses and consumers that we attract to our platform. We believe that expansion of the number and types of cannabis businesses that choose to list on our platform will continue to make our platform more compelling for consumers and drive traffic and consumer engagement, which in turn will make our platform more valuable to cannabis businesses.
Growth and Retention of Our Paying Clients
Our revenue grows primarily through acquiring and retaining paying clients and increasing the revenue per paying client over time. We have a history of attracting new paying clients and increasing their annual spend with us over time, primarily due to the value they receive once they are onboarded and able to take advantage of the benefits of participating in our two-sided marketplace and leveraging our software solutions. Our monthly net dollar retention, which is defined as total revenue for clients in a given month who were paying clients in the immediately preceding month, has averaged at 100% for the eleven months between February 1 and December 31, 2020 (we exclude January 2020 given the high level of client churn that we experienced as a result of our decision to remove clients in California who failed to provide valid licensing information at the end of 2019). In the first half of 2021, our net dollar retention averaged 101%, as we removed our paid Canada-based retail operator clients who failed to provide valid license information beginning in September 2020 (following the earlier removal of such Canada-based clients who were receiving free listing subscriptions), which resulted in a decrease in our overall net dollar retention for the period from February 2020 to December 2020. For fiscal years 2018-2019, our monthly net dollar retention averaged 98%.
Regulation and Maturation of Cannabis Markets
We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult use and the regulatory environment continues to develop. Thirty-six U.S. states, the District of Columbia, Puerto Rico, and several U.S. territories have legalized some form of whole-plant cannabis cultivation, sales, and use for certain medical purposes. Nineteen of those states and the District of Columbia have also legalized cannabis use by adults for non-medical or adult-use purposes, and several other states are at various stages of similar legalization measures. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 13-year operating history to enter new markets.
We also have a significant opportunity to monetize transactions originating from users engaging with a retailer on the Weedmaps listings marketplace or tracked via one of our WM Business solutions. Given U.S. federal prohibitions on plant-touching businesses and our current policy not to participate in the chain of commerce associated with the sale of cannabis products, we do not charge take-rates or payment fees for transactions originating from users who engage with a retailer on the Weedmaps platform or tracked via one of our WM Business solutions. A change in U.S. federal regulations could result in our ability to engage in such monetization efforts without adverse consequences to our business.
Our long-term growth depends on our ability to successfully capitalize on new and existing cannabis markets. Each market must reach a critical mass of both cannabis businesses and consumers for listing subscriptions, advertising placements and other solutions to have meaningful appeal to potential clients. As regulated markets mature and as we incur expenses to attract paying clients and convert non-paying clients to paying clients, we may generate losses in new markets for an extended period.
Furthermore, we compete with cannabis-focused and general two-sided marketplaces, internet search engines, and various other newspaper, television and media companies and other software providers. We expect competition to intensify in the future as the regulatory regime for cannabis becomes more settled and the legal market for cannabis becomes more accepted, which may encourage new participants to enter the market, including established companies with substantially greater financial, technical and other resources than existing market participants. Our current and future competitors may also enjoy other competitive advantages, such as greater name recognition, more offerings and larger marketing budgets.
Brand Recognition and Reputation
We believe that maintaining and enhancing our brand identity and our reputation is critical to maintaining and growing our relationships with clients and consumers and to our ability to attract new clients and consumers. Historically, a substantial majority of our marketing spending was on out-of-home advertising on billboards, buses and other non-digital outlets. Starting in 2019, consistent with the overall shift in perceptions regarding cannabis, a number of demand-side digital advertising platforms allowed us to advertise online. We also invested in growing our internal digital performance advertising team. We believe there is an opportunity to improve market efficiency through digital channels and expect to shift our marketing spending accordingly. Over the longer term, we expect to shift and accelerate our marketing spend to additional online and traditional channels, such as broadcast television or radio, as they become available to us.
Negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, clients or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Given our high visibility and relatively long operating history compared to many of our competitors, we may be more susceptible to the risk of negative publicity. Damage to our reputation and loss of brand equity may reduce demand for our platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time consuming, and such efforts may not ultimately be successful.
We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop. If our brand promotion activities are not successful, our operating results and growth may be adversely impacted.
Investments in Growth
We intend to continue to make focused investments to grow our revenue and scale operations to support that growth. Given our long operating history in the United States and the strength of our network, often businesses will initially list on our platform without targeted sales or marketing efforts by us. However, we plan to accelerate our investments in marketing to maintain and increase our brand awareness through both online and offline channels. We also plan to invest in expanding our business listings thereby enhancing our client and consumer experience, and improving the depth and quality of information provided on our platform. We also intend to continue to invest in several areas to continue enhancing the functionality of our WM Business offering. We expect significant near-term investments to enhance our data assets, build new CRM and loyalty functionality, evolve our current listings and software offerings to our brand clients, among other areas. We anticipate undertaking such investments in order to be positioned to capitalize on the rapidly expanding cannabis market. As operating expenses and capital expenditures fluctuate over time, we may accordingly experience short-term, negative impacts to our operating results and cash flows.
Components of Our Results of Operations
Revenue
We generate revenue from the sale of our subscription offerings, which consist of access to the Weedmaps listings marketplace and SaaS solutions, as well as our additional offerings, which include featured listings placements, nearby listings, deal promotions and display advertising products. Our subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand, though we are testing a more dynamic, performance-based pricing model for these solutions across several markets. We also have generated revenue in the past on delivery orders placed through weedmaps.com, though this revenue was discontinued effective January 1, 2021, when we migrated clients to our new WM Business subscription offering. For clients that pay us in advance for listing and placement subscriptions services we record deferred revenue and recognizes revenue over the applicable subscription term.
Cost of Revenue
Cost of revenue primarily consists of web hosting, internet service, and credit card processing costs. Cost of sales is primarily driven by increases in revenue leading to increases in credit card processing and web hosting cost. We expect our cost of revenue to continue to increase on an absolute basis and remain relatively flat as a percentage of revenue as we scale our business.
Selling and Marketing Expenses
Selling and marketing expenses consist of salaries, benefits, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, events cost, and branding and advertising costs. We expect our sales and marketing expenses to increase on an absolute basis as we enter new markets. Over the longer term, we expect sales and marketing expense to increase in a manner consistent with revenue growth, however, we may experience fluctuations in some periods as we enter and develop new markets or have large one-time marketing projects.
Product Development Expenses
Product development costs consist of salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred. The majority of our new software development costs have historically been expensed. We believe that continued investment in our platform is important for our growth and expect our product development expenses will increase in a manner consistent with revenue growth as our operations grow.
General and Administrative Expenses
General and administrative expenses consist primarily of payroll and related benefit costs for our employees involved in general corporate functions including our senior leadership team as well as costs associated with the use by these functions of software and facilities and equipment, such as rent, insurance, and other occupancy expenses. General and administrative expenses also include professional and outside services related to legal and other consulting services. General and administrative expenses are primarily driven by increases in headcount required to support business growth and meeting our obligations as a public company. We expect general and administrative expenses to decline as a percentage of revenue as we scale our business and leverage investments in these areas.
Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, furniture and fixtures, leasehold improvements, and amortization of purchased intangibles. We expect depreciation and amortization expenses to increase on an absolute basis for the foreseeable future as we scale our business.

Other Income (Expense)
Other expense consists primarily of political contributions, interest expense, legal settlements, financing fees and other tax related expenses. Other income consists of change in fair value of warrant liability.

Results of Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$46,931	$38,755	$88,085	$70,965

Operating expenses:
Cost of revenues	1,908	1,856	3,765	3,463
Sales and marketing	15,271	7,422	24,388	14,053
Product development	10,271	6,694	18,139	13,402
General and administrative	33,770	12,242	47,136	24,241
Depreciation and amortization	988	990	1,990	1,989
Total operating expenses	62,208	29,204	95,418	57,148
Operating (loss) income	(15,277)	9,551	(7,333)	13,817
Other income (expenses)
Change in fair value of warrant liability	37,791	—	37,791	—
Other expense, net	(6,069)	(158)	(6,041)	(615)
Income before income taxes	16,445	9,393	24,417	13,202
Benefit from income taxes	(392)	—	(151)	—
Net income	16,837	9,393	24,568	13,202
Net income attributable to noncontrolling interests	12,574	—	20,305	—
Net income attributable to WM Technology, Inc.	$4,263	$9,393	$4,263	$13,202

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%

Operating expenses:
Cost of revenues	4%	5%	4%	5%
Sales and marketing	33%	19%	28%	20%
Product development	22%	17%	21%	19%
General and administrative	72%	32%	54%	34%
Depreciation and amortization	2%	3%	2%	3%
Total operating expenses	133%	75%	108%	81%
Operating (loss) income	(33)%	25%	(8)%	19%
Other income (expenses)
Change in fair value of warrant liability	81%	0%	43%	0%
Other expense, net	(13)%	0%	(7)%	(1)%
Income before income taxes	35%	24%	28%	19%
Benefit from income taxes	(1)%	0%	0%	0%
Net income	36%	24%	28%	19%
Net income attributable to noncontrolling interests	27%	—%	23%	—%
Net income attributable to WM Technology, Inc.	9%	24%	5%	19%

Comparison of Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Revenue	$46,931	$38,755	$8,176	21
Total revenue increased by $8.2 million, or 21% for the three months ended June 30, 2021 compared to the same period in 2020. The increase was driven by a 24% increase in average monthly revenue per paying client, which was partially offset by a 2% decrease in monthly average paying clients as a result of factors described below. Our growth in average monthly revenue per paying client reflects continued growth in the average price paid for our featured listings, more client engagement driven by the increased functionality across our WM Business suite of solutions and the impact of the pricing increase related to transitioning all of our standard listing subscription clients to our new WM Business subscription package at the beginning of 2021. WM Business subscription offering represented 23% of our total revenue for the three months ended June 30, 2021. Our Featured Listing product made up of 55% of our total revenue and together with our other ad solutions, they make up the balance of our revenue for the three months ended June 30, 2021. These impacts were partially offset by the removal of Canada-based clients who had higher monthly spend than our average client base as well as the elimination of our technology services fee on all delivery orders.
During the second half of fiscal 2020, we discontinued our services to Canada-based retail operator clients who failed to provide valid license information, similar to the transition we implemented in California at the end of fiscal 2019 (beginning with clients receiving free listing subscriptions in June 2020 and continuing with paid listings starting in September 2020). Total revenue excluding Canada was $46.9 million for the three months ended June 30, 2021 compared $30.4 million in the same period in 2020. The increase of approximately $16.6 million, or 55%, in total revenue excluding Canada was primarily driven by a 21% increase in the average monthly revenue per paying client and a 28% increase in average monthly paying clients.
Cost of Revenue

	Three Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Cost of revenues	$1,908	$1,856	$52	3
Gross margin	96%	95%
Cost of revenue increased by $0.1 million, or 3% for the three months ended June 30, 2021 compared to the same period in 2020. The increase was due to an increase in web hosting and internet services of $0.3 million as traffic to our website continues to increase requiring us to increase our server capacity. The increase was partially offset by a decrease of $0.2 million in payment processing fees, as we provided more cost effective payment options to our clients.
Sales and Marketing Expenses

	Three Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$15,271	$7,422	$7,849	106
Percentage of revenue	33%	19%
Sales and marketing expenses increased by $7.8 million, or 106% for the three months ended June 30, 2021 compared to the same period in 2020. Personnel-related cost increased by $5.3 million, which included share-based compensation expense of $3.8 million. The $3.8 million expense represents the life-to-date expense on our equity awards through June 30, 2021. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to our equity awards issued to employees and consultants were removed. As a result, we recognized share-based compensation expense through June 30, 2021 on those equity awards. Personnel-related cost further increased due to an increase in headcount and an increase in sales incentive plan compensation due to higher revenues. We also incurred additional events cost of $1.9 million for a large event held in the second quarter of fiscal year 2021. Online advertising increased by $0.4 million as more advertising options continue to become available in the cannabis industry and we continue to invest in marketing spend. We also incurred additional costs of $0.2 million related to outside consultants assisting with various marketing related projects.

Product Development Expenses

	Three Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Product development expenses	$10,271	$6,694	$3,577	53
Percentage of revenue	22%	17%
Product development expenses increased by $3.6 million, or 53% for the three months ended June 30, 2021 compared to the same period in 2020. This increase was primarily due to an increase in personnel-related cost of $3.3 million, which includes share-based compensation expense of $2.0 million. The $2.0 million expense represents the life-to-date expense on our equity awards through June 30, 2021. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to our equity awards issued to employees and consultants were removed. As a result, we recognized share-based compensation expense through June 30, 2021 on those equity awards. Personnel-related cost further increased as headcount increased. There was also an increase in outside development services of $0.3 million. Increase in headcount and outside development services was driven by development of new products and features.
General and Administrative Expenses

	Three Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
General and administrative expenses	$33,770	$12,242	$21,528	176
Percentage of revenue	72%	32%
General and administrative expenses increased by $21.5 million, or 176% for the three months ended June 30, 2021 compared to the same period in 2020. This increase was primarily due to an increase in personnel-related cost of $17.2 million, which includes share-based compensation expense of $13.6 million. The $13.6 million expense represents the life-to-date expense on our equity awards through June 30, 2021. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to our equity awards issued to employees and consultants were removed. As a result, we recognized share-based compensation expense through June 30, 2021 on those equity awards. Personnel-related cost further increased due to bonuses paid related to the completion of the Business Combination. We also recorded an impairment charge of $2.4 million related to our right-of-use assets. The impairment charge was a result of ongoing negotiations to sublease one of our office locations. Insurance cost also increased by $0.7 million due to the completion of the Business Combination as we had to obtain additional insurance coverage as a public company. Software cost increase by $0.5 million as we entered into new software service agreements to effectively operate the business. We also recorded additional bad debt expense of $0.3 million, facilities cost of $0.3 million and additional donations of $0.2 million, compared to the prior period.
Depreciation and Amortization Expense

	Three Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$988	$990	$(2)	—
Percentage of revenue	2%	3%
Depreciation and amortization were consistent for the three months ended June 30, 2021 compared to the same period in 2020

Other Income (Expense), net

	Three Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$37,791	$—	$37,791	100%
Other expense, net	(6,069)	(158)	$(5,911)	3741%
Other income (expense), net	$31,722	$(158)	$31,880	(20177)%
Percentage of revenue	68%	—%
Other income, net increased by $31.9 million for the three months ended June 30, 2021 as compared expense, net in the same period in 2020. The increase in other income is due to change in fair value of warrant liability of $37.8 million, partially offset by transaction costs of $5.5 million related to the Business Combination included in other expenses.
Comparison of Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Revenue	$88,085	$70,965	$17,120	24%
Total revenue increased by $17.1 million, or 24% for the six months ended June 30, 2021 as compared to the same period in 2020. The increase was driven by a 27% increase in average monthly revenue per paying client, which was partially offset by a 2% decrease in average monthly paying clients in the period as a result of factors described below. Our growth in average monthly revenue per paying client reflects continued growth in the average price paid for our featured listings, more client engagement driven by the increased functionality across our WM Business suite of solutions and the impact of the pricing increase related to transitioning all of our standard listing subscription clients to our new WM Business subscription package at the beginning of 2021. WM Business subscription offering represented 23% of our total revenue for the six months ended June 30, 2021. Our Featured Listing product made up 55% of our total revenue and together with our other ad solutions, they make up the balance of our revenue for the six months ended June 30, 2021. These impacts were partially offset by the removal of Canada-based clients who had higher monthly spend than our average client base as well as the elimination of our technology services fee on all delivery orders.
During the second half of fiscal 2020, we discontinued our services to Canada-based retail operator clients who failed to provide valid license information, similar to the transition we implemented in California at the end of fiscal 2019 (beginning with clients receiving free listing subscriptions in June 2020 and continuing with paid listings starting in September 2020). Total revenue excluding Canada was $88.1 million for the six months ended June 30, 2021 compared to $56.4 million in the same period in 2020. The increase of $31.7 million, or 56%, in total revenue excluding Canada was primarily driven by a 26% increase in average monthly revenue per paying client and a 24% increase in average monthly paying clients.
Cost of Revenue

	Six Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Cost of revenues	$3,765	$3,463	$302	9
Gross margin	96%	95%
Cost of revenues increased by $0.3 million, or 9% for the six months ended June 30, 2021 as compared to the same period in 2020. The increase was due to an increase in web hosting and internet services of $0.4 million as traffic to our website continues to increase requiring us to increase our server capacity. The increase was partially offset by a decrease of $0.3 million in payment processing fees, as we provided more cost effective payment options to our clients. Cost of revenues also included an additional cost of $0.2 million related to the cost of hardware to operate our point of sales software.

Sales and Marketing Expenses

	Six Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$24,388	$14,053	$10,335	74
Percentage of revenue	28%	20%
Sales and marketing expenses increased by $10.3 million, or 74% for the six months ended June 30, 2021 as compared to the same period in 2020. Personnel-related cost increased by $6.6 million, which included share-based compensation expense of $3.8 million. The $3.8 million expense represents the life-to-date expense on our equity awards through June 30, 2021. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to our equity awards issued to employees and consultants were removed. As a result, we recognized share-based compensation expense through June 30, 2021 on those equity awards. Personnel-related cost further increased due to an increase in headcount and an increase in sales incentive plan compensation due to higher revenues. We also incurred additional events cost of $1.9 million for a large event held in the second quarter of fiscal year 2021. Branding and advertising expense, which mostly consisted of out-of-home advertising, increased by $0.3 million and online advertising increased by $1.2 million as more advertising options became available in the cannabis industry and we continued to invest in marketing spend. We also incurred additional costs of $0.3 million related to outside consultants assisting with various marketing related projects.
Product Development Expenses

	Six Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Product development expenses	$18,139	$13,402	$4,737	35
Percentage of revenue	21%	19%
Product development expenses increased by $4.7 million, or 35% for the six months ended June 30, 2021 as compared to the same period in 2020. Personnel-related cost increased by $4.2 million, which included share-based compensation expense of $2.0 million. The $2.0 million expense represents the life-to-date expense on our equity awards through June 30, 2021. Due to the recent Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to our equity awards issued to employees and consultants were removed. As a result, we recognized share-based compensation expense through June 30, 2021 on those equity awards. Personnel-related cost further increased as headcount increased. There was also an increase in outside development services of $0.5 million. Increase in headcount and outside development services was driven by development of new products and features.
General and Administrative Expenses

	Six Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
General and administrative expenses	$47,136	$24,241	$22,895	94
Percentage of revenue	54%	34%
General and administrative expenses increased by $22.9 million, or 94% for the six months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily due to an increase in personnel-related cost of $17.2 million, which includes share-based compensation expense of $13.6 million. The $13.6 million expense represents the life-to-date expense on our equity awards through June 30, 2021. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to our equity awards issued to employees and consultants were removed. As a result, we recognized share-based compensation expense through June 30, 2021 on those equity awards. Personnel-related cost further increased due to bonuses paid related to the completion of the Business Combination and additional severance cost. We also recorded an impairment charge of $2.4 million related to our right-of-use assets. The impairment charge was a result of ongoing negotiations to sublease one of our office locations. Insurance cost also increased by $0.7 million due to the completion of the Business Combination as we had to obtain additional insurance coverage as a public company. Rent expense increased by $1.0 million due to a new office lease that commenced in March 2020 together with an increased software cost of $0.7 million as we entered into new software service agreements to effectively operate the business. There was an increase in outside and professional services of $0.5 million due to higher legal and lobbying expenses as well as additional cost for consultants to implement new software solutions. We also recorded additional bad debt expense of $0.4 million compared to the prior period.
Depreciation and Amortization Expense

	Six Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$1,990	$1,989	$1	—
Percentage of revenue	2%	3%
Depreciation and amortization were consistent for the six months ended June 30, 2021 as compared to the same period in 2020.
Other Income (Expense), net

	Six Months Ended June 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$37,791	$—	$37,791	100
Other expense, net	(6,041)	(615)	$(5,426)	882
Other income (expense), net	$31,750	$(615)	$32,365	(5263)
Percentage of revenue	36%	-1%
Other income, net was $31.8 million for the six months ended June 30, 2021 as compared other expense, net of $0.6 million in the same period in 2020. The increase in other income is due to change in fair value of warrant liability of $37.8 million, partially offset by transaction costs of $5.5 million related to the Business Combination included in other expenses.
Seasonality
Our rapid growth and recent changes in legislation have historically offset seasonal trends in our business. While seasonality has not had a significant impact on our results in the past, our clients may experience seasonality in their businesses which in turn can impact the revenue generated from them. Our business may become more seasonal in the future and historical patterns in our business may not be a reliable indicator of future performance.
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Cash	$91,662	$19,919
Accounts receivable, net	10,872	9,428
Working capital	83,144	10,918

As of June 30, 2021, we have cash of $91.7 million. During the second quarter of fiscal year 2021, we completed the Business Combination, resulting in proceeds of approximately $80.3 million. The additional funds will be used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our near-term capital expenditures from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Sources of Liquidity
Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, a secured revolving line of credit agreement, the private sales of equity securities, and recently, the public sales of equity securities as a result of the Business Combination.
To the extent existing cash and investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to stockholders. We may enter into investment or acquisition transactions in the future, which could require us to seek additional equity financing, incur indebtedness, or use cash resources.
Cash Flows

	Six months ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$16,175	$14,405
Net cash used in investing activities	(836)	(502)
Net cash provided by (used in) financing activities	56,404	(6,062)
Net Cash Provided by Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, fair value of warrant liability, impairment loss, share-based compensation and deferred taxes, and the effect of changes in working capital.
Net cash from operating activities for the six months ended June 30, 2021 was $16.2 million, which resulted from net income of $24.6 million, together with a net cash inflows of $6.0 million from changes in operating assets and liabilities, and non-cash items of $14.4 million, consisting of depreciation and amortization of $2.0 million, fair value of warrant liability of $37.8 million, impairment loss of $2.4 million, share-based compensation of $19.4 million, and deferred tax assets of $0.4 million. The net cash inflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivable of $1.4 million, offset by a decrease in prepaid and other current assets of $3.7 million, an increase in accounts payable and accrued expenses of $2.0 million and an increase in deferred revenue of $1.7 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash from operating activities for the six months ended June 30, 2020 was $14.4 million, which resulted from net income of $13.2 million, together with a net cash outflows of $0.8 million from changes in operating assets and liabilities, and non-cash items of $2.0 million, consisting of depreciation and amortization. The net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivables of $1.4 million, an increase in accounts payable and accrued expenses of $1.1 million, and an increase in prepaid expenses and other current assets of $0.5 million. These changes were partially offset by an increase in deferred revenue of $1.8 million and a decrease in other assets of $0.5 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, for purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities
Net Cash provided by financing activities for the six months ended June 30, 2021 was $56.4 million, which resulted from net proceeds from Business Combination of $80.3 million, offset by $18.1 million distribution payments to members, $5.6 million paid for the repurchase of Class B Units, and $0.2 million repayment of notes payable to members.
Net cash used in financing activities for the six months ended June 30, 2020 was $6.1 million, which resulted from $5.9 million distributions to members and $0.2 million paid for the repurchase of Class B Units.

Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements in any of the periods presented in this quarterly report, except for operating leases as of December 31, 2020 prior to the adoption of Accounting Standards Codification (“ASC”) 842 - Leases, as discussed below.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, income taxes, fair value measurements and equity-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 to our condensed consolidated financial statements included herein.
Revenue Recognition
Our revenues are derived primarily from monthly subscriptions and additional offerings for access to our Weedmaps platform and our WM Business SaaS solution. We recognize revenue when the fundamental criteria for revenue recognition are met. We recognize revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. Revenue is recognized over-time over the subscription period, generally a one-month period as the products are provided. We may also provide services to our customers that are recognized at a point in time. For example, prior to January 1, 2021, technology services fees relating to product reservation orders submitted were recognized when an order for delivery was submitted.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. We generally invoice customers and receive payment on an upfront basis.
Website and Internal-Use Software Development Costs
We have historically capitalized certain costs related to the development of our POS solution. In accordance with authoritative guidance, we began to capitalize these costs to develop certain software when preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. No cost related to the development of software applications have been capitalized for the six months ended June 30, 2021.
Income Taxes

As a result of the Business Combination, WM Technology, Inc. became the sole managing member of WMH LLC, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, WMH LLC is not subject to U.S. federal and certain state and local income taxes. Accordingly, no provision for U.S. federal and state income taxes has been recorded in the financial statements for the period of January 1 to June 16, 2021 as this period was prior to the Business Combination. Any taxable income or loss generated by WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc. following the Business Combination, on a pro rata basis. WM Technology, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of WMH LLC following the Business Combination. The Company is also subject to taxes in foreign jurisdictions.

Fair Value Measurements
We follow the guidance in ASC 820- Fair Value Measurements for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period.
The fair value of our financial assets and liabilities reflects management’s estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).
Leases
Effective January 1, 2021, we adopted ASC 842 - Leases. Under this guidance, lessees classify arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
In calculating the right-of-use asset and lease liability, we elected to combine lease and non-lease components for all classes of assets. We excluded short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.
We continued to account for leases in the prior period financial statements under ASC 840 -  Leases.
Emerging Growth Company Status
Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Section 107 of the JOBS Act provides that any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use this extended transition period under the JOBS Act.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included herein.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We have operations both within the United States and in foreign jurisdictions, and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Fluctuation Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2021, we did not have any cash equivalents.
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.    Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with Silver Spike’s amendment to its annual report on Form 10-K, management re-evaluated, with the participation of Silver Spike’s then-current chief executive officer and chief financial officer (Silver Spike’s “Certifying Officers”), the effectiveness of Silver Spike’s disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, Silver Spike’s Certifying Officers concluded that, solely due to the material weakness in Silver Spike’s internal control over financial reporting that led to Silver Spike’s restatement of its financial statements to reclassify its Public Warrants and Private Placement Warrants as described in the Explanatory Note to Silver Spike’s amendment to its annual report on Form 10-K, Silver Spike’s disclosure controls and procedures were not effective as December 31, 2020. Based on the evaluation, and in light of the material weakness in internal controls described above, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of financial statements as described in the Explanatory Note to Silver Spike’s amendment to its annual report on Form 10-K, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Part II - Other Information

Item 1.    Legal Proceedings

In September 2019, we received a grand jury subpoena prepared by the United States Attorney’s Office for the Eastern District of California (“DOJ”). The subpoena demanded certain categories of information from us, some of which we have already provided. Management believes that the outcome of such inquiry will not have a material adverse impact of our financial position, results of operations, or cash flow. On August 4, 2021, the DOJ notified the Company that the DOJ was withdrawing the subpoena issued in September 2019, and that it had no present plan to exercise its discretion to proceed further in the matter. The DOJ cautioned that its decision not to proceed further did not constitute a grant of immunity, and that its plans could change in the future without notice.

Beginning on January 27, 2021, purported stockholders of Silver Spike filed or threatened to file lawsuits in connection with the Merger, including two actions filed in the Supreme Court of the State of New York, captioned, Brait v. Silver Spike Acquisition Corp., et al., Index No. 650629/2021 (N.Y. Sup. Ct.), and Stout v. Silver Spike Acquisition Corp., et al., No. 650686/2021 (N.Y. Sup. Ct.). The operative complaints in the Brait and Stout actions allege that the Registration Statement issued in connection with the Merger omits material information related to the proposed transaction, and asserts claims for breach of fiduciary duty against certain of Silver Spike’s then officers and directors and for aiding and abetting breach of fiduciary duty against Silver Spike. The Stout complaint also asserts aiding and abetting claims against Legacy WMH and Merger Sub. Plaintiffs seek injunctive relief to enjoin the Merger and to require defendants to issue supplemental disclosures as outlined in the complaints or, in the event the transaction is consummated in the absence of such supplemental disclosures, an order rescinding the transaction and awarding rescissory damages. Plaintiffs also seek an award of attorneys’ fees and costs. We have received similar demands from other purported shareholders of Silver Spike, including one that attached a draft complaint, styled Fusco v. Silver Spike Acquisition Corp., et al., asserting similar fiduciary duty claims as in the Brait and Stout actions, as well as separate claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934; the draft complaint seeks an injunction of the Merger, pending dissemination of supplemental disclosures, unspecified damages and attorneys’ fees and costs. The Brait action was voluntarily discontinued on June 29, 2021.We believe that these allegations are without merit. These matters are in the early stages and we are unable to reasonably determine the outcome or estimate the loss, if any, and as such, have not recorded a loss contingency.
Item 1A.    Risk Factors

Summary of Risks:

Our business is subject to a number of risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects:

•As our costs increase, we may not be able to generate sufficient revenue to maintain profitability in the future.

•If we fail to retain our existing clients and consumers or to acquire new clients and consumers in a cost-effective manner, our revenue may decrease and our business may be harmed.

•We may fail to offer the optimal pricing of our products and solutions.

•If we fail to expand effectively into new markets, our revenue and business will be adversely affected.

•Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.

•Federal law enforcement may deem our clients to be in violation of U.S. federal law, and, in particular the CSA. A change in U.S. federal policy on cannabis enforcement and strict enforcement of federal cannabis laws against our clients would undermine our business model and materially affect our business and operations.

•Some of our clients or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. Allowing unlicensed or noncompliant businesses to access our products, or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation. In addition, allowing businesses that engage in false or deceptive advertising practices to use our solutions may subject us to negative publicity, which could have similar adverse impacts on us.

•While our solutions provide features to support our clients’ compliance with the complex, disparate and constantly evolving regulations and other legal requirements applicable to the cannabis industry, we generally do not, and cannot, ensure that our clients will conduct their business activities in a manner compliant with such regulations and requirements. As a result, federal, state, provincial or local government authorities may seek to bring criminal, administrative or regulatory enforcement actions against our clients, which could have a material adverse effect on our business, operating results or financial conditions, or could force us to cease operations.

•Our business is dependent on U.S. state laws and regulations and Canadian federal and provincial laws and regulations pertaining to the cannabis industry.

•The rapid changes in the cannabis industry and applicable laws and regulations make predicting and evaluating our future prospects difficult, and may increase the risk that we will not be successful.

•Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could adversely affect our business operations.

•Expansion of our business is dependent on the continued legalization of cannabis.

•If clients and consumers using our platform fail to provide high-quality content that attracts consumers, we may not be able to generate sufficient consumer traffic to remain competitive.

•Our business is highly dependent upon our brand recognition and reputation, and the erosion or degradation of our brand recognition or reputation would likely adversely affect our business and operating results.

•We currently face intense competition in the cannabis information market, and we expect competition to further intensify as the cannabis industry continues to evolve.

•If we fail to manage our growth effectively, our brand, business and operating results could be harmed.

•If we are unable to recruit, train, retain and motivate key personnel, we may not achieve our business objectives.

•We rely on search engine placement, syndicated content, paid digital advertising, and social media marketing to attract a meaningful portion of our clients and consumers. If we are not able to generate traffic to our website through search engines and paid digital advertising, or increase the profile of our company brand through social media engagement, our ability to attract new clients may be impaired.

•If our current marketing model is not effective in attracting new clients, we may need to employ higher-cost sales and marketing methods to attract and retain clients, which could adversely affect our profitability.

•If the Google Play Store or Apple iTunes App Store limit the functionality or availability of our mobile application platform, including as a result of changes or violations of terms and conditions, access to and utilization of our platform may suffer.

•We may be unable to scale and adapt our existing technology and network infrastructure in a timely or effective manner to ensure that our platform is accessible, which would harm our reputation, business and operating results.

•Our payment system and the payment systems of our clients depend on third-party providers and are subject to evolving laws and regulations.

Risks Related to our Business and Industry

As our costs increase, we may not be able to generate sufficient revenue to maintain profitability in the future.

While our revenue has grown in recent periods, this growth may not be sustainable due to a number of factors, including the maturation of our business and the eventual decline in the number of new major geographic markets in which the sale of cannabis is permitted and to which we have not already expanded. We may not be able to generate sufficient revenue to sustain profitability. Additionally, we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:

•sales and marketing, including continued investment in our current marketing efforts and future marketing initiatives;

•hiring of additional employees, including our product and engineering teams;

•expansion domestically and internationally in an effort to increase our client usage, client base, and our sales to our clients;

•development of new products, and increased investment in the ongoing development of our existing products; and

•general administration, including a significant increase in legal and accounting expenses related to public company compliance, continued compliance with various regulations applicable to cannabis industry businesses and other work arising from the growth and maturity of our company.

These expenditures may not result in additional revenue or the growth of our business. If we fail to continue to grow revenue or to sustain profitability, the market price of our securities could decline, and our business, operating results and financial condition could be adversely affected.

If we fail to retain our existing clients and consumers or to acquire new clients and consumers in a cost-effective manner, our revenue may decrease and our business may be harmed.

We compete in a dynamic, innovative market, which we expect will continue to evolve rapidly. We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our clients and consumers and growing our two-sided network by retaining our existing clients and consumers and adding new clients and consumers. This two-sided network takes time to build and may grow more slowly than we expect or than it has grown in the past. As we have become larger through organic growth, the growth rates for MAUs, number of paying clients and monthly revenue per client have at times slowed and may similarly slow in the future, even if we continue to add clients and consumers on an absolute basis. Although we expect that our growth rates will continue to slow during certain periods as our business increases in size, if we fail to retain either our existing clients or consumers, the value of our two-sided network will be diminished.

In addition, the costs associated with client and consumer retention are substantially lower than costs associated with the acquisition of new clients or consumers. We have incurred significant costs to attract clients to our platform and expect to incur significant additional costs to attract and retain clients for the foreseeable future. Because expenditures on our platform can represent a significant financial investment for our clients, our ability to retain clients depends in part on our ability to create and maintain high levels of client satisfaction, which we may not always be capable of providing, including for reasons outside of our control. Our clients generally do not have long-term obligations to purchase our products and solutions and may cancel their use of our products and solutions at any time without penalty. Thus, any decrease in client satisfaction or other change negatively affecting our ability to retain clients could result in a rapid, concentrated impact to our results going forward. Therefore, our failure to retain existing clients or consumers, even if such losses are offset by an increase in revenue resulting from the acquisition of new clients or consumers, could have an adverse effect on our business and operating results.

We may fail to offer the optimal pricing of our products and solutions.

We have limited experience in determining the optimal pricing of our products and solutions, and we may need to change our pricing model from time to time. For example, we recently changed our pricing model for our subscription software services to our WM Business bundled software services model and increased the amount our clients need to pay to access our listing products. We also have historically priced our add-on premium offerings in a bid-auction format. Our ability to continue growing depends on our ability to maintain and expand our client base. If our clients do not believe the incremental additional cost we are charging for WM Business is justified by the additional components included in our software bundles or that our add-on offerings do not generate proper return on investment, such clients may decline to continue using our services, and our revenue and other financial results may be adversely impacted.

If we fail to expand effectively into new markets, our revenue and business will be adversely affected.

While a key part of our business strategy is to add clients and consumers in our existing geographic markets, we intend to expand our operations into new markets if and as cannabis continues to be legalized. Any such expansion places us in competitive markets with which we may be unfamiliar, requires us to analyze the potential applicability of new and potentially complicated regulations regarding the usage, sale and marketing of cannabis, and involves various risks, including the need to invest significant time and resources and the possibility that returns on such investments will not be achieved for several years, if at all. As a result of such expansion, we may incur losses or otherwise fail to enter new markets successfully. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our compliance efforts to cover those new markets. For example, in 2020, we re-launched our sales and marketing efforts in the state of Oregon, and we have incurred and expect to continue to incur significant expenses selling our business solutions and marketing our platform in that market. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these expenses. Our current and any future expansion plans will require significant resources and management attention.

Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.

California represents one of the largest state legal cannabis markets in the United States, and approximately 64.1% of our revenue for the six months ended June 30, 2021, was generated in California. As new markets develop and our current markets expand, we anticipate that there will be a reduction in the percentage of our revenue generated in California, but we do not know with any certainty when and to what degree, if ever, this would occur. Moreover, the cannabis market in California is rapidly evolving, and we expect our growth in California to continue as the cannabis industry continues to develop, which could further concentrate our client base. As a result, our business and results of operations are particularly susceptible to trends in the California cannabis market, as well as adverse economic, regulatory, political and other conditions in California. Additionally, adverse economic, regulatory, political or other developments that are limited to California may have a disproportionately greater effect on us. In particular, we rely on licensed cannabis businesses to drive the growth of our revenue and the use of our products, and the failure of the licensed cannabis markets to sufficiently overtake or eliminate the illegal market may have an adverse effect on our ability to grow our revenue.

Federal law enforcement may deem our clients to be in violation of U.S. federal law, and, in particular the CSA. A change in U.S. federal policy on cannabis enforcement and strict enforcement of federal cannabis laws against our clients would undermine our business model and materially affect our business and operations.

U.S. federal law, and more specifically the CSA, proscribes the cultivation, processing, distribution, sale, advertisement and possession of cannabis. As a result, U.S. federal law enforcement authorities, in their attempt to regulate the illegal or unauthorized production, distribution, promotion, sale, possession, or use of cannabis, may seek to bring criminal actions against our clients under the CSA. On August 4, 2021, the U.S. Attorney’s Office for the Eastern District of California (“DOJ”) withdrew a subpoena served on us in September 2019, and informed us that it had no present plan to exercise its discretion to proceed further in the matter. The DOJ also stated that its decision was not a grant of immunity, however, and there can be no assurance that the DOJ — either the U.S. Attorney’s Office for the Eastern District of California or another DOJ entity — will not initiate another investigation in the future. If our clients are found to be violating U.S. federal law relating to cannabis, they may be subject not only to criminal charges and convictions, but also to forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, cessation of business activities, or civil liabilities arising from proceedings initiated by either the U.S. government or private citizens. Any of these actions or consequences on our clients could have a material adverse effect on our business, operating results or financial condition, or could force us to cease operations, and as a result, our investors could lose their entire investment.

Further, to the extent any law enforcement actions require us to respond to subpoenas, or undergo search warrants, for client records, cannabis businesses could elect to cease using our products. Until the U.S. federal government changes the laws with respect to cannabis, and particularly if the U.S. Congress does not extend the Omnibus Spending Bill’s protection of state medical cannabis programs, described below, to apply to all state cannabis programs, U.S. federal authorities could more strictly enforce current federal prohibitions and restrictions. An increase in federal enforcement against companies licensed under state cannabis laws could negatively impact the state cannabis industries and, in turn, our business, operating results, financial condition, brand and reputation.

Some of our clients or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. Allowing unlicensed or noncompliant businesses to access our products, or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation. In addition, allowing businesses that engage in false or deceptive advertising practices to use our solutions may subject us to negative publicity, which could have similar adverse impacts on us.

Our clients are contractually required to represent, warrant and covenant to us that they conduct their business in compliance with applicable state law, which includes any applicable licensing requirements and the regulatory framework enacted by each state or province in which they do business. Clients further contractually agree to indemnify us for any damages we may suffer as a result of their noncompliance. We rely on our clients’ contractual representations, and generally do not verify them, other than with respect to the licensed status of our clients operating cannabis retail businesses, where we have historically and currently require such clients who request access to our WM Orders, WM Store’s orders feature, WM Ads, WM Retail, or WM Exchange products to provide evidence of a valid state or provincial cannabis license prior to their initial access and from time to time during the term of their use of such products. We have recently begun requiring similar evidence for retail listings clients. Previously, we only required retail listings and premium placement clients to provide us with a state license number at the time we initially onboarded them, and did not routinely validate whether that license number actually belonged to the client or whether it remains valid. We require all operational cannabis retailer clients, including storefronts and delivery services, to display on their listing a valid, unexpired state-issued license number. We also do not currently require cannabis brand clients to provide a valid license number in order to get access to our listings and premium placement products. As a result, some of our clients or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable state laws and regulations. There could be legal enforcement actions against unlicensed or insufficiently licensed entities selling cannabis, which could negatively impact us.

Any legal or regulatory enforcement against us based on the business solutions that we offer, the third-party content available on our platform or noncompliance by our clients with licensing and other legal requirements, could subject us to various risks, including monetary penalties and the risk that we elect or are compelled to remove content from our platform and would likely cause us to experience negative publicity. Any of these developments could materially and adversely impact our business, operating results, financial condition, brand, and reputation.

While our solutions provide features to support our clients’ compliance with the complex, disparate and constantly evolving regulations and other legal requirements applicable to the cannabis industry, we generally do not, and cannot, ensure that our clients will conduct their business activities in a manner compliant with such regulations and requirements. As a result, federal, state, provincial or local government authorities may seek to bring criminal, administrative or regulatory enforcement actions against our clients, which could have a material adverse effect on our business, operating results or financial conditions, or could force us to cease operations.

While our solutions provide features to support our clients’ compliance with certain regulations and other legal requirements applicable to the cannabis industry, we generally do not, and cannot, ensure that our clients will conduct their business activities in a manner compliant with such regulations and requirements, in whole or in part. Their legal noncompliance could result in regulatory and even criminal actions against them, which could a material adverse impact on our business and operating results or financial condition, and as a result, our investors could lose their entire investment. For additional information, see the other risk factors in this section entitled “Risk Factors—Risks Related to our Business and Industry,” including “Some of our clients or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. Allowing unlicensed or noncompliant businesses to access our products, or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation. In addition, allowing businesses who engage in false or deceptive advertising practices to use our solutions may subject us to negative publicity, which could have similar adverse impacts on us.”

Our business is dependent on U.S. state laws and regulations and Canadian federal and provincial laws and regulations pertaining to the cannabis industry.

Although the federal CSA classifies cannabis as a Schedule I controlled substance, many U.S. states have legalized cannabis to varying degrees. In addition, the enactment of the Cannabis Act legalized the commercial cultivation and processing of cannabis for medical and adult-use purposes in Canada and created a federal legal framework for controlling the production, distribution, promotion, sale and possession of cannabis. The Cannabis Act also provides the provinces and territories of Canada with the authority to regulate other aspects of adult-use cannabis, such as distribution, sale, minimum age requirements (subject to the minimum set forth in the Cannabis Act), places where cannabis can be consumed, and a range of other matters. The governments of every Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. In addition, subsection 23(1) of the Cannabis Act provides that it is prohibited to publish, broadcast or otherwise disseminate, on behalf of another person, with or without consideration, any promotion that is prohibited by a number of sections of the Cannabis Act. The Cannabis Act therefore includes provisions that could apply to certain aspects of our business, both directly to the solutions we provide and indirectly on account of any noncompliance by those who use our offerings. However, as the Cannabis Act has been recently enacted, there is a lack of available interpretation, application and enforcement of the provisions that may be relevant to digital platforms such as ours, and as a result, it is difficult to assess our potential exposure under the Cannabis Act.

Laws and regulations affecting the cannabis industry in U.S. states and Canada are continually changing. Any change or even the speed of changes could require us to incur substantial costs associated with compliance or alter our business plan, and could detrimentally affect our operations, revenue, and profitability. The commercial cannabis industry is still a young industry, and we cannot predict the impact of the compliance regime to which it may be subject. We will incur ongoing costs and obligations related to regulatory compliance, and such costs may prove to be material. Failure to comply with regulations may result in additional costs for corrective measures, penalties or restrictions on our operations. In addition, changes in regulations, more vigorous enforcement thereof, or other unanticipated events could require extensive changes to our operations or increased compliance costs or give rise to material liabilities, which could have a material adverse effect on us.

Given the concentration of our revenue from the sale of listing products, any increase in the stringency of any applicable laws, including U.S. state, or Canadian federal, provincial or territorial, laws and regulations relating to cannabis, or any escalation in the enforcement of such existing laws and regulations against the current or putative cannabis industry within any jurisdiction, could negatively impact the profitability or viability of cannabis businesses in such affected jurisdictions, which in turn could materially adversely affect our business and operating results.

In addition, although we have not yet been required to obtain any cannabis license as a result of existing cannabis regulations, it is possible that cannabis regulations may be enacted in the future that will require us to obtain such a cannabis license or otherwise seek to substantially regulate our business. U.S. and Canadian federal, state, provincial, local and other non-U.S. jurisdictions’ cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. Our failure to adequately manage the risk associated with future regulations and adequately manage future compliance requirements may adversely affect our business, our status as a reporting company and our public listing. Further, any adverse pronouncements from political leaders or regulators about businesses related to the legal cannabis industry could adversely affect the price of our securities.

The rapid changes in the cannabis industry and applicable laws and regulations make predicting and evaluating our future prospects difficult, and may increase the risk that we will not be successful.

The cannabis industry - and the complex regulatory regime applicable to it - is evolving rapidly and may develop in ways that we cannot anticipate. The pace of dramatic change in the cannabis industry makes it difficult to assess our future prospects, and you should evaluate our business in light of the risks and difficulties we may encounter as the industry continues to evolve. These risks and difficulties include:

•managing complex, disparate and rapidly evolving regulatory regimes imposed by U.S. and Canadian federal, state and provincial, local and other non-U.S. governments around the world applicable to cannabis and cannabis-related businesses;

•adapting to rapidly evolving trends in the cannabis industry and the way consumers and cannabis industry businesses interact with technology;

•maintaining and increasing our base of clients and consumers;

•continuing to preserve and build our brand while upgrading our existing offerings;

•successfully attracting, hiring, and retaining qualified personnel to manage operations;

•adapting to changes in the cannabis industry if sales of cannabis expands significantly beyond a regulated model, and commodification of the cannabis industry;

•successfully implementing and executing our business and marketing strategies; and

•successfully expanding our business into new and existing cannabis markets.

If the demand for our software solutions does not develop as we expect, or if we fail to address the needs of our clients or consumers, our business will be harmed. We may not be able to successfully address these risks and difficulties, which could harm our business and operating results.

Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could adversely affect our business operations.

We are dependent on public support, continued market acceptance and the proliferation of consumers in the state-level and Canadian legal cannabis markets. While we believe that the market and opportunities in the space will continue to grow, we cannot predict the future growth rate or size of the market. Any downturns in, or negative outlooks on, the cannabis industry may adversely affect our business and financial condition.

Expansion of our business is dependent on the continued legalization of cannabis.

Expansion of our business is in part dependent upon continued legislative authorization, including by voter initiatives and referenda, of cannabis in various jurisdictions worldwide. Any number of factors could slow, halt, or even reverse progress in this area. For example, some ballot measures in 2020 were delayed due to the COVID-19 pandemic. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations. Any one of these factors could slow or halt the legalization of cannabis, which would negatively impact our ability to expand our business. Additionally, the expansion of our business also depends on jurisdictions in which cannabis is currently legalized not narrowing, limiting or repealing existing laws legalizing and regulating cannabis, or altering the regulatory landscape in a way that diminishes the viability of cannabis businesses in those jurisdictions. For example, in April 2019, a lawsuit was filed in the Fresno County Superior Court challenging the California Bureau of Cannabis Control regulation that allows cannabis businesses to deliver products in local jurisdictions that have prohibited the sale of cannabis. In November 2020, in a mixed result, the Fresno County Superior Court upheld the state regulation that allows licensed cannabis delivery companies to offer services anywhere in the state, while also affirming that cities and counties can forbid those operations, though enforcement of the bans is also up to the local governments. More litigation is likely to follow if local governments ban deliveries into their jurisdictions. This result may negatively impact the viability and attractiveness of our offerings in California going forward. We generated approximately 64.1% of our revenue for the six months ended June 30, 2021 in California, and such developments may in turn have a material adverse effect on our business, operating results and financial condition. For more information, see “—Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.” Additionally, if such challenges are successful in any other jurisdictions that have legalized or are in the process of legalizing cannabis, our ability to expand our business would be negatively impacted.

If clients and consumers using our platform fail to provide high-quality content that attracts consumers, we may not be able to generate sufficient consumer traffic to remain competitive.

Our success depends on our platform providing consumers with useful information about our clients and their products, which in turn depends on the content provided by consumers and clients. For example, the platform will not provide useful information about cannabis brands or products if clients or consumers do not contribute content that is helpful and reliable, or if they remove previously submitted content.

Additionally, if we filter out helpful content or fail to filter out unhelpful content, clients and consumers alike may stop or reduce their use of our platform and products, which could negatively impact our business. For example, in 2016, the media reported allegations that many of the consumer-generated reviews on our website were fake or inauthentic. Allegations made against us, whether or not accurate, can materially harm our reputation and operating results. While we are continually seeking to improve our ability to identify and remove offensive, biased, unreliable, inauthentic, duplicative, fraudulent or otherwise unhelpful content, and have implemented safeguards on the platform to facilitate those efforts, we cannot guarantee that those efforts or safeguards will be effective or adequate.

If our website is not perceived as providing useful, accurate and current information about our clients and their products, consumers may stop or reduce their use of our platform, which could suppress the demand for our advertising placements and adversely affect our business and operating results.

Our business is highly dependent upon our brand recognition and reputation, and the erosion or degradation of our brand recognition or reputation would likely adversely affect our business and operating results.

We believe that our business is highly dependent on our brand identity and our reputation, which is critical to our ability to attract and retain clients and consumers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in the markets in which we operate continues to develop. Our success in this area will depend on a wide range of factors, some of which are within our control and some of which are not. The factors affecting our brand recognition and reputation that are within our control include the following:

•the efficacy of our marketing efforts;

•our ability to maintain a high-quality, innovative, and error- and bug-free platform;

•our ability to maintain high satisfaction among clients and consumers;

•the quality and perceived value of our platform;

•successfully implementing and developing new features, including alternative revenue streams;

•our ability to obtain, maintain and enforce trademarks and other indicia of origin that are valuable to our brand;

•our ability to successfully differentiate our platform from competitors’ products;

•our compliance with laws and regulations, including those applicable to any political action committees affiliated with us and to our registered lobbying activities;

•our ability to provide client support; and

•any actual or perceived data breach or data loss, or misuse or perceived misuse of our platform.

In addition, our brand recognition and reputation may be affected by factors that are outside our control, such as:

•actions of competitors or other third parties;

•the quality and timeliness of our clients’ delivery businesses;

•consumers’ experiences with clients or products identified through our platform;

•negative publicity regarding our company or operations, as well as with respect to events or activities attributed to us, our employees, partners, including celebrities who endorse or promote our band, or others associated with any of these parties;

•interruptions, delays or attacks on our platform; and

•litigation or regulatory developments.

Damage to our reputation and loss of brand equity from one or more of the factors listed above may reduce demand for our platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time-consuming, and such efforts may not ultimately be successful.

We currently face intense competition in the cannabis information market, and we expect competition to further intensify as the cannabis industry continues to evolve.

The cannabis information market is rapidly evolving and is currently characterized by intense competition, due in part to relatively low barriers to entry. We expect competition to further intensify in the future as cannabis continues to be legalized and regulated, new technologies are developed and new participants enter the cannabis information market. Our direct competitors for individual components of our platform include cannabis-focused, two-sided networks like Leafly (for retailer listing pages), Dutchie and Jane Technologies (for menu embed and orders functionality), Leaflink (for B2B sales) and a variety of cannabis-focused point-of-sale providers. In addition, our platform also may compete with current or potential products and solutions offered by internet search engines and advertising networks, like Google, general two-sided networks like Yelp, various other newspaper, television, media companies, outdoor billboard advertising, and online merchant platforms, such as Shopify, Square, and Lightspeed. If the regulatory regime for cannabis becomes more settled and the legal market for cannabis becomes more accepted, competition may further intensify as new participants may be encouraged to enter the cannabis information market, including established companies, such as tobacco and alcohol companies, with substantially greater financial, technical, and other resources than existing market participants. Additionally, as consumers and cannabis industry clients demand richer data, integrations with other cannabis industry participants such as point-of-sale providers and loyalty service providers may become increasingly important. If we are unable to complete such new integrations as quickly as our competitors, or improve our existing integrations based on legacy systems, we may lose market share to such competitors. Our current and future competitors may also enjoy other competitive advantages, such as greater name recognition, more varied or more focused offerings, better market acceptance, and larger marketing budgets.

Additionally, as the legalization of cannabis continues, cannabis cultivators and distributors could experience consolidation as existing cannabis businesses seek to obtain greater market share and purchasing power and new entrants seek to establish a significant market presence. Consolidation of the cannabis markets could reduce the size of our potential client base and give remaining clients greater bargaining or purchasing power. This may in turn erode the prices for our advertising placements and result in decreased margins. Consolidation could particularly affect smaller cannabis businesses, with whom we have historically conducted the majority of our business. Further, heightened competition between cannabis businesses could ultimately have a negative impact on the viability of individual market participants, which could reduce or eliminate their ability to purchase our products and solution.

If we are unable to compete effectively for any of these reasons, we may be unable to maintain our operations or develop our products and solutions, and as a result our business and operating results may be adversely affected.

If we fail to manage our growth effectively, our brand, business and operating results could be harmed.

We have experienced rapid organic growth in our headcount and operations, which places substantial demands on management and our operational infrastructure. As a result of our rapid growth, many of our employees have been with us for less than 24 months. To manage the expected growth of our operations and personnel, we will be required to improve existing, and implement new, transaction-processing, operational and financial systems, procedures and controls. We will also be required to expand our finance, administrative and operations staff. We intend to continue making substantial investments in our technology, sales and data infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the beneficial aspects of our existing corporate culture, which we believe fosters innovation, teamwork and a passion for our products and clients. In addition, our revenue may not grow at the same rate as the expansion of our business. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to hire, train, retrain, motivate and manage required personnel. If we are unable to manage our growth effectively, the quality of our platform, efficiency of our operations, and management of our expenses could suffer, which could negatively impact our brand, business, profitability and operating results.

If we are unable to recruit, train, retain and motivate key personnel, we may not achieve our business objectives.

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including Christopher Beals, our Chief Executive Officer; Brian Camire, our General Counsel; Justin Dean, our Chief Technology Officer and Chief Information Officer; and Juanjo Feijoo, our Chief Operating Officer; and Arden Lee, our Chief Financial Officer. Competition for qualified personnel in the technology industry is intense, particularly in Southern California, where we are headquartered. Additionally, we face additional challenges in attracting, retaining and motivating highly qualified personnel due to our relationship to the cannabis industry, which is rapidly evolving and has varying levels of social acceptance. We generally do not maintain fixed term employment contracts or key man life insurance with any of our employees. Any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

We rely on search engine placement, syndicated content, paid digital advertising, and social media marketing to attract a meaningful portion of our clients and consumers. If we are not able to generate traffic to our website through search engines and paid digital advertising, or increase the profile of our company brand through social media engagement, our ability to attract new clients may be impaired.

Many consumers locate our website through internet search engines, like Google, and paid digital advertisements in certain jurisdictions. The prominence of our website in response to internet searches is a critical factor in the attractiveness of our advertising placements, and our digital marketing efforts, such as search engine optimization, are intended to improve our search result rankings and draw additional traffic to our website. Visits to our website could decline significantly if we are listed less prominently or fail to appear in search results for any reason, including ineffective implementation of our digital marketing strategies or any change by a search engine to its ranking algorithms or advertising policies.

Visits to our website could also decline if our accounts on Facebook, Instagram or Twitter are shut down or restricted. We work across these social networks to increase brand awareness of our company by consumers and clients, and to promote client acquisition. Our engagement on these social media platforms is subject to their respective terms of service and community guidelines, which generally restrict the promotion, sale and, often, depiction of cannabis. While we do not directly promote the sale of cannabis or cannabis-related products by our clients on these social media platforms, the perception that we may be engaging in such promotion or our inadvertent violation of other aspects of these platforms’ terms of service or community guidelines may result in our accounts being shut down or restricted. For example, our Instagram account was suspended in 2015. Our accounts might also be suspended or restricted due to changes in the rules and regulations of such social media platforms. Any such suspension or restriction could result in reduced traffic to our website and diminished demand for our products, which could adversely affect our business and operating results.

If our current marketing model is not effective in attracting new clients, we may need to employ higher-cost sales and marketing methods to attract and retain clients, which could adversely affect our profitability.

We use our sales team to build relationships with our client base. Our sales team builds and maintains relationships with clients primarily through phone and email contact, which is designed to allow us to cost-effectively service a large number of clients. We may need to employ more resource-intensive sales methods, such as increasing our enterprise or field sales teams, to continue to attract and retain clients, particularly as we increase the number of our clients and our client base employs more sophisticated marketing operations, strategies and processes. This could cause us to incur higher sales and marketing expenses, which could adversely affect our business and operating results.

If the Google Play Store or Apple iTunes App Store limit the functionality or availability of our mobile application platform, including as a result of changes or violations of terms and conditions, access to and utilization of our platform may suffer.

Our platform is available for download on iOS and Android, and is also accessible online. The availability of our platform and its various functionalities to a significant percentage of our clients is subject to standard policies and terms of service of these third-party platforms, which govern the promotion, distribution and operation generally of our platform. In addition, each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to our platform and its functionalities, and those changes and interpretations may be unfavorable. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, or restrict how users can access the platform, which would similarly be unfavorable.

For example, we have at times been unable to offer our WM Orders functionality in our iOS Weedmaps mobile application and are currently unable to offer such functionality in our Android Weedmaps mobile application due to restrictions imposed by the Apple iTunes App Store and Google Play, respectively. While our platform is still available in the Apple iTunes App Store and on Google Play for download, there can be no assurance that our platform or all of its functionalities will remain available in the immediate or longer term. To the extent that we are limited or prohibited from making some or all of our solutions available through any third-party platform, including the Apple iTunes App Store or the Google Play Store, we may need, or choose, to provide our solutions through alternative venues that may be more difficult for potential users to access. Limits on, or discontinuation of, access to our mobile platform or its various functionalities could, in turn, have a material adverse impact on utilization of our platform, our business, and our ability to attract clients and consumers.

We may be unable to scale and adapt our existing technology and network infrastructure in a timely or effective manner to ensure that our platform is accessible, which would harm our reputation, business and operating results.

It is critical to our success that clients and consumers within our geographic markets be able to access our platform at all times. We have previously experienced service disruptions, and in the future, we may experience service disruptions, outages or other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints, and distributed denial of service, or DDoS, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our products become more complex and our traffic increases. If our platform is unavailable when consumers attempt to access it or it does not load as quickly as they expect, consumers may seek other solutions and may not return to our platform as often in the future, or at all. This would harm our ability to attract clients and decrease the frequency with which they subscribe for our advertising placements. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results would be harmed.

We expect to continue making significant investments in the functionality, performance, reliability, design, security and scalability of our platform. We may experience difficulties with the development of our platform that could delay or prevent the implementation of new solutions and enhancements. Software development involves a significant amount of time and resources for our product development team, and we may not be able to continue making those investments in the future.

To the extent we are not able to continue successfully improving and enhancing our platform, our business could be adversely affected.

Our payment system and the payment systems of our clients depend on third-party providers and are subject to evolving laws and regulations.

We have engaged third-party service providers to perform credit and debit card processing services for client’s payments to us, and we understand that some of our clients use those services, and we may engage third-party service providers in the future to provide fraud analysis services. If these service providers do not perform adequately or if our relationships, or the relationships of our clients, with these service providers were to terminate, our ability or the ability of our clients to process payments could be adversely affected and our business could be harmed. The laws and regulations related to payments are complex and are potentially impacted by tensions between federal and state treatment of the vaporization, tobacco, nicotine and cannabis industries. These laws and regulations also vary across different jurisdictions in the United States, Canada and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering our clients the ability to pay with credit cards, debit cards and bank transfers. As we expand the availability of these payment methods or offer new payment methods to our clients in the future, we may become subject to additional regulations and compliance requirements. Due to the constantly evolving and complex laws and regulations applicable to our industry, third-party merchant banks and third-party payment processors may consider our business a high risk. This could cause a third party to discontinue its services to us, and we may not be able to find a suitable replacement. If this were to occur, we would need to collect from our clients using less efficient methods, which could adversely impact our collections, revenues and financial performance. Additionally, if a third party were to discontinue its services to us or if the applicable laws and regulations were to evolve in a way that impacted us negatively, we may not be able to realize our plans of expanding our business offerings, which could have a material adverse effect on our operations and our plans for expansion. For more information, see “—We are subject to industry standards, governmental laws, regulations and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business” below.

Further, through our agreement with our third-party credit card processors, we are subject to payment card association operating rules and certification requirements, including restrictions on product mix and the Payment Card Industry Data Security Standard, or PCI-DSS. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. Additionally, any data breach or failure to hold certain information in accordance with PCI-DSS may have an adverse effect on our business and results of operations.

We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We calculate and track performance metrics with internal tools, which are not independently verified by any third-party. While we believe our metrics are reasonable estimates of our user or client base for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, user accounts are based on email addresses, and a user could use multiple email addresses to establish multiple accounts, and clients in many instances will have multiple accounts. As a result, the data we report may not be accurate. Our internal tools and processes we use to identify multiple accounts or fraudulent accounts have a number of limitations, and our methodologies for tracking key metrics may change over time, which could result in unexpected changes to our metrics, including historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments and we generally do not intend to update previously disclosed metrics for any such changes. Though we regularly review our processes for calculating metrics and may adjust our processes for calculating metrics to improve their accuracy, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer term strategies. If our performance metrics are not accurate representations of our business, user or client base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, user or client base or traffic levels, we may not be able to effectively implement our business strategy, our reputation may be harmed, and our operating and financial results could be adversely affected.

Our clients and investors rely on our key metrics as a representation of our performance. If these third parties do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and retailers may be less willing to list a business on our platform, which could negatively affect our business, financial condition, or results of operations.

We may be unable to prevent others from aggregating or misappropriating data from our websites.

From time to time, third parties have misappropriated data from our website through website scraping, software robots or other means, and aggregated this data on their websites with data from other companies. Additionally, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our website. We may be unable to detect all such websites in a timely manner and even timely technological and legal measures may be insufficient to halt their operations or protect us against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, operating results or financial condition. In addition, to the extent that such activity creates confusion among clients or consumers, decreases the likelihood that consumers use our platform to access information, or reduces the distinctiveness of our products in the marketplace, our brand and business could be harmed.

Real or perceived errors, failures, or bugs in our platform could adversely affect our operating results and growth prospects.

We update our platform on a frequent basis. Despite efforts to test our updates, errors, failures or bugs may not be found in our platform until after it is deployed to our clients. We have discovered and expect we will continue to discover errors, failures and bugs in our platform and anticipate that certain of these errors, failures and bugs will only be discovered and remediated after deployment to clients. Real or perceived errors, failures or bugs in our platform could result in negative publicity, security incidents, such as data breaches, government inquiries, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by clients for losses sustained by them. In such an event, we may be required, or may choose, for client relations or other reasons, to expend additional resources in order to help correct the problem.

We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of inaccuracies in the data we collect for our clients, or unauthorized access or damage to, or the loss, acquisition, or inadvertent release or exposure of confidential or other sensitive data could cause our reputation to be harmed and result in claims against us, and cannabis businesses may elect not to purchase our products or, in the case of existing clients, renew their agreements with us or we may incur increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could harm our operating results and growth prospects.

A distributed denial of service attack, ransomware attack, security breach or unauthorized data access could impair or incapacitate our information technology systems and delay or interrupt service to our clients and consumers, harm our reputation, or subject us to significant liability.

We may become subject to DDoS attacks, a technique used by hackers to take an internet service offline by overloading its servers. In addition, ransomware attacks against businesses of all sizes are becoming increasingly common. Further, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Our platform may be subject to DDoS, ransomware or other cybersecurity attacks in the future and we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure or data loss. Moreover, our platform could be breached if vulnerabilities in our platform are exploited by unauthorized third parties or others. Techniques used to obtain unauthorized access change frequently, and the size of DDoS attacks and the number and types of ransomware attacks are increasing. As a result, we may be unable to implement adequate preventative measures or stop such attacks while they are occurring. A DDoS attack, ransomware attack or security breach could delay or interrupt service to our clients and consumers and may deter the utilization of our platform.

We also use information technology and security systems to maintain the physical security of our facilities and to protect our proprietary and confidential information, including that of our clients, consumers, and employees. Accidental or willful security breaches or other unauthorized access to our facilities or information systems, or viruses, loggers, malware, ransomware, or other malfeasant code in our data or software, could compromise this information or render our systems and data unusable. Additionally, we rely on a number of third-party “cloud-based” providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services, some financial functions, and systems used to provide solutions to our clients, and we are therefore dependent on the security systems of these providers. Any security breaches or other unauthorized access to our service providers’ facilities or systems, or viruses, loggers, malware, ransomware or other malfeasant code in their data or software, could expose us to information loss, and misappropriation of confidential information, and other security breaches. In addition, our employees, contractors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information or other data, or may inadvertently release or compromise such data. Because the techniques used to obtain unauthorized access to or sabotage security systems, or to obtain unauthorized access to data we or our contractors maintain, change frequently and are often not recognized until after an attack, we and our service providers may be unable to anticipate the techniques or implement adequate preventative measures.

Any actual or perceived DDoS attack, ransomware attack, security breach or other unauthorized access could damage our reputation and brand, result in decreased utilization of our platform, expose us to fines and penalties, government investigations, and a risk of litigation and possible liability, require us to expend significant capital and other resources to alleviate any resulting problems and otherwise to remediate the incident, and require us to expend increased cybersecurity protection costs. We expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents. Numerous state, federal and foreign laws and regulations require companies to notify individuals and/or regulatory authorities of data security breaches involving certain types of personal data. Any disclosures of security breaches, pursuant to these laws or regulations or otherwise, could lead to regulatory investigations and enforcement and negative publicity, and may cause our clients and consumers to lose confidence in the effectiveness of our data security measures.

Additionally, our discovery of any security breach or other security-related incident, or our provision of any related notice, may be delayed or be perceived to have been delayed. Any of these impacts or circumstances arising from an actual or perceived attack, breach or other unauthorized access could materially and adversely affect our business, financial condition, reputation and relationships with clients and consumers.

Furthermore, while our errors and omissions insurance policies include liability coverage for certain of these matters, if we experienced a significant security incident, we could be subject to claims or damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or insurance requirements, could have a material and adverse effect on our business, including our financial condition, operating results, and reputation.

We rely upon cloud-based data centers, infrastructure and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business, and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results.

We rely on data centers and other technologies and services provided by third parties in order to host our cloud-based infrastructure that operates our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements due to extended outages, interruptions, or facility closure, or because it is no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our operations otherwise could be disrupted or otherwise impacted until appropriate substitute services, if available, are identified, obtained, and implemented.

We do not control, or in some cases have limited control over, the operation of the data center facilities and infrastructure we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, cyberattack, terrorism and similar other events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, to adverse events caused by operator error, and to interruptions, data loss or corruption, and other performance problems due to various factors, including introductions of new capabilities, technology errors, infrastructure changes, DDoS attacks, or other security-related incidents. Changes in law or regulations applicable to data centers in various jurisdictions could also cause a disruption in service. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our platform operations and the loss, corruption of, unauthorized access to or acquisition of client or consumer data.

Our platform also depends on our ability to communicate through the public internet and electronic networks that are owned and operated by third parties. In addition, in order to provide our solutions on-demand and promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, which we do not control. A severe disruption of one or more of these networks or facilities, including as a result of utility or third-party system interruptions, could impair our ability to process information and provide our solutions to our clients and consumers.

Any unavailability of, or failure to meet our requirements by, third-party data centers or other third-party technologies or services, or any disruption of the internet, utilities or the third-party networks or facilities that we rely upon, could impede our ability to make our platform accessible, harm our reputation, result in reduced traffic from consumers, cause us to issue refunds or credits to our clients, and subject us to potential liabilities. Any of these circumstances could adversely affect our business, reputation and operating results.

Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our financial condition and operating results. The COVID-19 pandemic could materially affect our operations, including at our headquarters or anywhere else we operates, and the business or operations of our clients, consumers, partners or other third parties with whom we conduct business.

In connection with the COVID-19 pandemic, governments have implemented significant measures intended to control the spread of the virus, including closures, quarantines, travel restrictions and other social distancing directives, and fiscal stimulus, and legislation designed to deliver monetary aid and other relief.

To the extent that restrictions or prevention and mitigation measures are implemented in the future, there may be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our operations as well as our relationships with clients and consumers. For instance, despite the overall increases in demand described below, some of our clients’ operations were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our platform in those jurisdictions.

Beginning in the first quarter of fiscal 2020, we experienced a significant increase in demand from retailers, including storefronts and delivery services, for its technology solutions (such as clients using WM Orders functionality to enable reservation of products by consumers for curbside pickup), which resulted in increased revenue (including from technology services fees relating to product reservation orders submitted prior to December 31, 2020, although such per order fee has been eliminated effective January 1, 2021). Although we experienced increased consumer demand in the form of increases in MAU, we cannot determine what, if any, impact the pandemic had on our MAU growth in 2020. While we believe, like other industries, the pandemic accelerated existing trends towards consumer adoption of online platforms, we cannot be certain to what impact, if any, the end of the pandemic will have on our MAUs or MAU growth. To the extent the circumstances that accelerated the initial growth of our business stemmed from the effects of the COVID-19 pandemic, this may not continue in the future, and the growth rates in revenue and increases in MAUs may decline in future periods.

Shelter-in-place orders and similar regulations impact our client’s ability to operate their businesses, consumers’ ability to pick up orders, and our client’s ability to make deliveries. Such events have in the past caused, and may in the future cause, a temporary closure of our clients’ businesses, either due to government mandate or voluntary preventative measures, and many of our clients may not be able to withstand prolonged interruptions to their businesses, and may be forced to go out of business. Even if our clients are able to continue to operate their businesses, many may operate with limited hours and capacity and other limitations. Any limitations on or disruptions or closures of our clients’ businesses could adversely affect our business. Further, we may experience a decrease in new clients due to a lack of financial resources or a decline in new markets as businesses and financial markets deal with the impact of COVID-19. Further, these conditions may impact our ability to access financial markets to obtain the necessary funding to expand our business as currently contemplated, which may adversely affect our liquidity and working capital.

Even if a virus or other disease does not spread significantly and such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. Our clients may be perceived as unsafe during such public health threats, even for order delivery or pickup. If the services offered through our platform or at other businesses in our industry become a significant risk for transmitting COVID-19 or similar public health threats, or if there is a public perception that such risk exists, demand for the use of our platform would be adversely affected.

In addition, the CARES Act and FFCRA were enacted to provide economic relief to businesses in response to the COVID-19 pandemic. Pursuant to the relief related to federal employment taxes provided in such legislation, we have (i) elected to defer eligible payroll taxes, which will be due in two equal installments in 2021 and 2022, and (ii) claimed certain employment-related tax credits under the legislation. While we may be eligible to receive some economic relief pursuant to the CARES Act, FFCRA or other legislation related to the COVID-19 pandemic, cannabis businesses may not be eligible to take full advantage of the government-sponsored COVID-19 relief packages. As a result, we may not benefit from these relief efforts to the same extent other businesses do in different industries. These relief measures, including the CARES Act, may be beneficial to us in one or more reporting periods but may adversely affect us on a going-forward basis. As of December 31, 2020, we had deferred payroll taxes of $1.8 million, all of which was paid during the second quarter of 2021.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the rate of vaccinations, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease may harm our business, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Fluctuations in our quarterly and annual operating results may adversely affect our business and prospects.

You should consider our business and prospects in light of the risks and difficulties we encounter in the uncertain and rapidly evolving market for our solutions. Because the cannabis information market is new and evolving, predicting its future growth rate and size is difficult. This reduces our ability to accurately evaluate our future prospects and forecast quarterly or annual performance. In addition to the other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•our ability to attract new clients and consumers and retain existing clients and consumers;

•our ability to accurately forecast revenue and appropriately plan our expenses;

•the effects of changes in search engine placement and prominence;

•the effects of increased competition on our business;

•our ability to successfully expand in existing markets and successfully enter new markets;

•the impact of global, regional or economic conditions;

•the ability of licensed cannabis markets to successfully grow and outcompete illegal cannabis markets;

•our ability to protect our intellectual property;

•our ability to maintain and effectively manage an adequate rate of growth;

•our ability to maintain and increase traffic to our platform;

•costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;

•changes in governmental or other regulation affecting our business;

•interruptions in platform availability and any related impact on our business, reputation or brand;

•the attraction and retention of qualified personnel;

•the effects of natural or man-made catastrophic events; and

•the effectiveness of our internal controls.

We may improve our products and solutions in ways that forego short-term gains.

We seek to provide the best experience for the clients and consumers who use our platform. Some of our changes may have the effect of reducing our short-term revenue or profitability if we believe that the benefits will ultimately improve our business and financial performance over the long term. Any short-term reductions in revenue or profitability could be greater than planned or the changes mentioned above may not produce the long-term benefits that we expect, in which case our business and operating results could be adversely affected.

We are subject to risks inherent in foreign operations, including social, political and economic flux and compliance with additional U.S. and foreign laws, including those related to anti-bribery and anti-corruption, and may not be able to successfully maintain or expand our foreign operations.

We sell our offerings in the United States, and we have a limited number of non-monetized listings in several international countries including Austria, Canada, Germany, the Netherlands, Spain, and Switzerland. We anticipate growing our business, in part, by continuing to expand our foreign operations. As we continue our expansion, we may enter new foreign markets where we have limited or no experience marketing and deploying our platform. If we fail to launch or manage our foreign operations successfully, our business may suffer. Additionally, as our foreign operations expand, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our foreign operations continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:

•political, social, and economic instability;

•risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy and data protection, and unexpected changes in laws, regulatory requirements, and enforcement;

•fluctuations in currency exchange rates;

•higher levels of credit risk and payment fraud;

•complying with tax requirements of multiple jurisdictions;

•enhanced difficulties of integrating any foreign acquisitions;

•the ability to present our content effectively in foreign languages;

•complying with a variety of foreign laws, including certain employment laws requiring national collective bargaining agreements that set minimum salaries, benefits, working conditions, and termination requirements;

•reduced protection for intellectual property rights in some countries;

•difficulties in staffing and managing global operations and the increased travel, infrastructure, and compliance costs associated with multiple foreign locations;

•regulations that might add difficulties in repatriating cash earned outside the United States and otherwise preventing us from freely moving cash;

•import and export restrictions and changes in trade regulation;

•complying with statutory equity requirements;

•complying with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act 2010, the Corruption of Public Officials Act (Canada), and similar laws in other jurisdictions; and

•export controls and economic sanctions administered by the U.S. Department of Commerce Bureau of Industry and Security and the U.S. Treasury Department’s Office of Foreign Assets Control.

We are subject to industry standards, governmental laws, regulations and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business.

We are subject to regulation by various federal, state, provincial, local and foreign governmental authorities, including those responsible for monitoring and enforcing employment and labor laws, anti-bribery laws, lobbying and election laws, securities laws and tax laws. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance.

In addition, our business is subject to regulation by various federal, state, provincial and foreign governmental agencies responsible for monitoring and enforcing privacy and data protection laws and regulations. Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches); federal and state consumer protection and employment laws; the Health Insurance Portability and Accountability Act of 1996, or HIPAA; and European and other foreign data protection laws.

We receive, store, process, and use personal information and other user content. The regulatory framework for privacy issues worldwide, including in the United States, is rapidly evolving and is likely to remain uncertain for the foreseeable future, as many new laws and regulations regarding the collection, use and disclosure of personally identifiable information, or PII, and other data have been adopted or are under consideration and existing laws and regulations may be subject to new and changing interpretations. In the United States, the Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of data. The California Consumer Privacy Act of 2018, or CCPA, which became effective January 1, 2020, imposes significant additional requirements with respect to the collection of personal information from California residents. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. The CPRA created a new California state agency charged with enforcing state privacy laws, and there is uncertainty about potential enforcement actions that the new agency may take in the future. The effects of the CCPA and the CPRA remain far-reaching, and depending on final regulatory guidance and related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Many foreign countries and governmental bodies, including Canada and the European Union, or E.U., and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses and other types of data. In Canada, the federal Personal Information Protection and Electronic Documents Act, or PIPEDA, governs the collection, use and disclosure of PII in many provinces in Canada, and though it is silent with respect to territorial reach, the Federal Court of Canada has found that PIPEDA will apply to businesses established in other jurisdictions if there is a “real and substantial connection” between the organization’s activities and Canada. Provincial privacy commissioners take a similar approach to the interpretation and application of provincial private-sector privacy laws equivalent to PIPEDA. Further, Canada has robust anti-spam legislation. Organizations sending commercial electronic messages to individuals must either have express consent from the individual in the prescribed form or the situation must qualify as an instance of implied consent or other authorization set out in Canada’s Anti-Spam Legislation, or CASL. The penalties for non-compliance under CASL are significant and the regulator, the Canadian Radi Television and Telecommunications Commission, is active with respect to enforcement. In addition, the E.U.’s General Data Protection Regulation, or the GDPR, which went into effect in May 2018, requires subject companies to implement and maintain comprehensive information privacy and security protections with respect to personal data (data that relates to an identified or identifiable individual) about persons in the E.U. that is collected or processed by such companies. The GDPR provides for substantial penalties for noncompliance.

Although we are working to comply with those federal, state, provincial and foreign laws and regulations, industry standards, governmental standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our applications or platform. Any failure or perceived failure by us or our contractors to comply with federal, state, provincial or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in loss of, unauthorized access to, or acquisition, alteration, destruction, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause employees, clients and consumers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability or perceived inability (even if unfounded) on our part to adequately address privacy, data protection, and information security concerns, or comply with applicable laws, regulations, policies, industry standards, governmental standards, contractual obligations, or other legal obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, Canada, the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, or amendments or changes in the interpretation of existing laws, regulations, standards and other obligations, could impair our or our clients’ ability to collect, use, disclose or otherwise process information relating to employees or consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our client and consumer bases and increase revenue. Such laws and regulations may require us to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use PII or other data for certain purposes. In addition, a foreign government could require that any data collected in a country not be transferred or disseminated outside of that country, or impose restrictions or conditions upon such dissemination, and we may face difficulty in complying with any such requirements for certain geographic regions. Indeed, many privacy laws, such as those in force in Canada and the E.U., already impose these requirements. If we fail to comply with federal, state, provincial and foreign data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed. Furthermore, due to our acceptance of credit cards, we are subject to the PCI- DSS, which is designed to protect the information of credit card users.

We have had security incidents in the past, which we do not believe reached the level of a breach that would be reportable under applicable state laws or our other obligations; however, there can be no assurance that our determinations were correct. In the event our determinations are challenged and found to have been incorrect, we may be subject to unfavorable publicity or claims by one or more state attorneys general, federal regulators, or private plaintiffs, any of which could damage our reputation, inhibit sales and adversely affect our business.

Governmental regulation of the internet continues to develop, and unfavorable changes could substantially harm our business and operating results.

We are subject to general business regulations and laws as well as federal, state, provincial and foreign laws specifically governing the internet. Existing and future laws and regulations, narrowing of any existing legal safe harbors, or previous or future court decisions may impede the growth of the internet or online products and solutions, and increase the cost of providing online products and solutions. These laws may govern, among other issues, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential internet access and the characteristics and quality of offerings. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the internet or online services. There is also a risk that these laws may be interpreted and applied in conflicting ways across jurisdictions, and in a manner that is not consistent with our current practices. Unfavorable resolution of these issues may limit our business activities, expose us to potential legal claims or cause us to spend significant resources on ensuring compliance, any of which could harm our business and operating results.

We may be subject to claims brought against us as a result of content we provide.

We provide educational information regarding the use and potential effects of various types of cannabis products through our platform, including information regarding therapeutic uses for cannabis. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers or others may sue us for various causes of action. Although our website and mobile applications contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers that provide the terms and conditions for use of our websites and mobile applications are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require costly changes to our business.

For content that we publish or provide ourselves, we have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, our business is based on establishing the reputation of our platform as trustworthy and dependable sources of educational information. Allegations of impropriety or inaccuracy, even if unfounded, could harm our reputation and business.

We may be subject to legal claims based on the content published to our platform.

We may be subject to legal claims relating to information made available through our platform, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. These claims or allegations could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims or allegations. In some instances, we may elect or be compelled to remove content, or may be forced to pay substantial damages or administrative monetary penalties, if we are unsuccessful in our efforts to defend against these claims or allegations. If we elect, or are compelled, to remove valuable content from our platform, our platform or services may become less useful to consumers, which could have a negative impact on our business and financial performance. This risk may also be greater in certain jurisdictions outside of the United States where our protections from such liability may be unclear.

Future investments in alternative revenue streams or acquisitions could disrupt our business and adversely affect our operating results, financial condition and cash flows.

We believe that our long-term growth depends in part on our ability to develop and monetize additional aspects of our platform. Developing new products and solutions may involve significant investments of capital, time, resources and managerial attention. We have limited experience with developing, implementing and managing revenue streams other than our core listing business, and there can be no assurance that we will successfully implement any new products or solutions. External factors, such as additional regulatory compliance obligations, may also affect the successful implementation of new products and solutions through our platform.

Additionally, we may make acquisitions that could be material to our business, operating results, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•an acquisition may negatively affect our operating results, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us, and potentially across different cultures and languages in the event of a foreign acquisition;

•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•an acquisition may result in a delay or reduction of sales for both us and the company we acquired due to uncertainty about continuity and effectiveness of products or support from either company;

•we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•potential strain on our financial and managerial controls and reporting systems and procedures;

•potential known and unknown liabilities associated with an acquired company;

•if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;

•the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;

•to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing equity holders may be diluted and earnings per share may decrease; and

•managing the varying intellectual property protection strategies and other activities of an acquired company.

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, operating results, financial condition and cash flows.

We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.

In the course of running our business, we may need to raise capital, certain forms of which may cause dilution to our stockholders. If our need is due to unforeseen circumstances or material expenditures or if our operating results are worse than expected, then we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and these additional financings could cause further dilution to our stockholders. Due to the current legal status of cannabis under U.S. federal law, we have experienced, and may in the future experience, difficulty attracting additional debt or equity financing. In addition, the current legal status of cannabis may increase the cost of capital now and in the future. Debt financing, if available, may involve agreements that include equity conversion rights, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, expending capital, or declaring dividends, or that impose financial covenants on us that limit our ability to achieve our business objectives. Debt financings may contain provisions, which, if breached, may entitle lenders to accelerate repayment of loans, and there is no assurance that we would be able to repay such loans in such an event or prevent the foreclosure of security interests granted pursuant to such debt financing. If we need but cannot raise additional capital on acceptable terms, then we may not be able to meet our business objectives, our stock price may fall, and you may lose some or all of your investment.

Our business and operating results may be harmed if we are deemed responsible for the collection and remittance of state sales taxes or other indirect taxes for clients using our order functionality.

We do not collect sales and value-added tax as part of our client agreements in the United States or Canada, based on our determination that such tax is not applicable to our platform. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. If we are deemed an agent for the clients on our platform under state or other applicable tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states or jurisdictions. It is possible that one or more states could seek to impose sales, use or other tax obligations on us with regard to the ordering functionality that we offer our clients. These taxes may be applicable to past sales. In addition, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair that a U.S. state may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents may permit wider enforcement of sales tax collection requirements, which may increase the jurisdictions in which we may be required to collect and/or remit taxes. A successful assertion that we should be collecting additional sales, use or other taxes or remitting such taxes directly to states or other jurisdictions could result in substantial tax liabilities for past sales and additional administrative expenses and increase the cost of our products and solutions, which could harm our business and operating results.

We may be subject to potential adverse tax consequences both domestically and in foreign jurisdictions.

We are a limited liability company that is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a result, we generally are not liable for U.S. federal or state and local income taxes in most jurisdictions in which we operate. We are subject to taxes, such as income, payroll, sales, use, value-added, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and foreign tax liabilities are subject to various jurisdictional rules regarding the timing and allocation of revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and to changes in tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we may be subject to income and non-income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, results of operations, and financial condition. In addition, audits may require ongoing time and attention from our management, which could limit their ability to focus on other aspects of our business and impact our business in the future.

Changes in accounting standards or other factors could negatively impact our future effective tax rate.

Our future effective tax rate may be affected by such factors as changing interpretation of existing laws or regulations, the impact of accounting for equity-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

Changes in tax laws or regulations and compliance in multiple jurisdictions may have a material adverse effect on our business, cash flow, financial condition or operating results.

We are subject to the income tax laws of the United States, Canada, and several other foreign jurisdictions. New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could affect the tax treatment of our U.S. and foreign earnings. Any new taxes could adversely affect our domestic and foreign business operations, and our business and financial performance. In addition, existing tax laws, statutes, rules, regulations, or ordinances, such as Section 280E of the Code, discussed below, could be interpreted, changed, modified or applied adversely to us. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or operating results.

Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we were to inadvertently fail to comply. If we were to inadvertently fail to comply with applicable tax laws, this could have a material adverse effect on our business, results of operations and financial condition.

We are a holding company and our only material asset is our interest in WMH LLC, and WMH LLC is accordingly dependent upon distributions made by its subsidiaries to pay taxes, make payments under the tax receivable agreement and pay dividends.

We are a holding company with no material assets other than our ownership of Units and our managing member interest in WMH LLC. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the tax receivable agreement and pay dividends will depend on the financial results and cash flows of WMH LLC and its subsidiaries and the distributions we receive from WMH LLC. Deterioration in the financial condition, earnings or cash flow of WMH LLC and its subsidiaries, for any reason could limit or impair WMH LLC’s ability to pay such distributions. Additionally, to the extent that we need funds and WMH LLC and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or WMH LLC is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

WMH LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, WMH LLC’s taxable income will be allocated to holders of Units, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of WMH LLC. Under the terms of the amended operating agreement, WMH LLC is obligated to make tax distributions to holders of Units (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the tax receivable agreement (and the cost of administering such payment obligations), which could be significant. We intend to cause WMH LLC to make distributions to holders of Units in amounts sufficient to cover all applicable taxes (calculated at assumed tax rates), relevant operating expenses, payments under the tax receivable agreement and dividends, if any, declared by us. However, as discussed below, WMH LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which WMH LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering WMH LLC insolvent. If our cash resources are insufficient to meet our obligations under the tax receivable agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect its liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the tax receivable agreement and therefore accelerate payments due under the tax receivable agreement
.
Additionally, although WMH LLC generally will not be subject to any entity-level U.S. federal income tax, it may be liable under recent federal tax legislation for adjustments to its tax return, absent an election to the contrary. In the event WMH LLC’s calculations of taxable income are incorrect, its members, including us, in later years may be subject to material liabilities pursuant to this federal legislation and its related guidance.

Dividends on our Class A Common Stock, if any, will be paid at the discretion of our board of directors, which will consider, among other things, our business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on its ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, WMH LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of WMH LLC (with certain exceptions) exceed the fair value of its assets. WMH LLC’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to WMH LLC. If WMH LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.

In certain circumstances, WMH LLC will be required to make distributions to us and the other holders of WMH Units, and the distributions that WMH LLC will be required to make may be substantial.

As discussed above, WMH LLC will generally be required from time to time to make pro rata distributions in cash to us and the other holders of WMH Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other WMH equity holders’ respective allocable shares of the taxable income of WMH LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other holders of WMH Units, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating WMH LLC’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the tax receivable agreement. We will determine in our sole discretion the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, the payment of obligations under the tax receivable agreement and the payment of other expenses. We will have no obligation to distribute such excess cash (or other available cash other than any declared dividend) to the holders of Class A Common Stock. No adjustments to the redemption or exchange ratio of WMH Units for shares of Class A Common Stock will be made as a result of either (i) any cash dividend by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on Class A Common Stock and instead, for example, holds such cash balances or lends them to WMH LLC, WMH LLC equity holders would benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following a redemption or exchange of their WMH Units.

We will be required to pay the WMH LLC Class A equity holders and any other persons that become parties to the tax receivable agreement for certain tax benefits we may receive and the amounts payable may be substantial.

Acquisitions by us of common units in the Business Combination and future taxable redemptions or exchanges of Class A Units by the WMH LLC equity holders for shares of Class A Common Stock or cash pursuant to the exchange agreement are expected to result in favorable tax attributes for us.

Upon the Closing, we, the holder representative and the WMH Class A equity holders entered into the tax receivable agreement. Under the tax receivable agreement, we generally will be required to pay to the WMH LLC Class A equity holders, in the aggregate, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) increases to the tax basis of WMH LLC’s assets resulting from acquisitions by us of common units for cash in the Business Combination and future taxable redemptions or exchanges of Class A Units for shares of Class A Common Stock or cash pursuant to the exchange agreement, (ii) tax benefits related to imputed interest or (iii) tax attributes resulting from payments made under the tax receivable agreement. The payment obligations under the tax receivable agreement are our obligations and not obligations of WMH LLC.

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in relevant tax law, that there are no future redemptions or exchanges of Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, the tax savings associated with acquisitions of common units in the Business Combination would aggregate to approximately $148.0 million over 15 years from the date of the Closing. Under this scenario, we would be required to pay to the WMH LLC Class A equity holders approximately 85% of such amount, or $126.2 million, over the 15-year period from the date of the Closing. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the tax receivable agreement payments made by us, will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the exchange agreement and the prevailing applicable tax rates applicable to us over the life of the tax receivable agreement and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the tax receivable agreement. Payments under the tax receivable agreement are not conditioned on the WMH LLC Class A equity holders’ continued ownership of us.

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

Payments under the tax receivable agreement will be based on the tax reporting positions we determine, and the IRS or another tax authority may challenge all or a part of the existing tax basis, tax basis increases, or other tax attributes subject to the tax receivable agreement, and a court could sustain such challenge. The parties to the tax receivable agreement will not reimburse us for any payments previously made if such tax basis, or other tax benefits are subsequently disallowed, except that any excess payments made to a party under the tax receivable agreement will be netted against future payments otherwise to be made under the tax receivable agreement, if any, after the determination of such excess.

In addition, the tax receivable agreement provides that if (1) we breach any of our material obligations under the tax receivable agreement (including in the event that we are more than three months late making a payment that is due under the tax receivable agreement, except in the case of certain liquidity exceptions) (2) we are subject to certain bankruptcy, insolvency or similar proceedings, or (3) at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement (with respect to all Class A Units, whether or not such units have been exchanged or redeemed before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the tax receivable agreement. The tax receivable agreement also provides that, upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, (x) our obligations under the tax receivable agreement with respect to Class A Units that have been exchanged or redeemed prior to or in connection with such change of control transaction would accelerate and become payable in a lump sum as described above and (y) with respect to Class A Units that have not been exchanged as of such change of control transaction, our or our successor’s obligations under the tax receivable agreement would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the increased tax deductions and tax basis and other benefits covered by the tax receivable agreement. As a result, upon any acceleration of our obligations under the tax receivable agreement (including upon a change of control), we could be required to make payments under the tax receivable agreement that are greater than 85% of our actual cash tax savings, which could negatively impact our liquidity. The change of control provisions in the tax receivable agreement may also result in situations where the WMH LLC Class A equity holders have interests that differ from or are in addition to those of the Class A equity holders.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreement depends on our ability to make distributions to it. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Additional Risks Related to the Cannabis Industry

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law. For over five years, however, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. No reversal of that policy of prosecutorial discretion is expected under a Biden administration given his campaign’s position on cannabis, and recent statements of Attorney General Merrick Garland discussed further below, although prosecutions against state-legal entities cannot be ruled out entirely at this time.

On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under the Obama administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued nearly three years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities.

We cannot assure that each U.S. Attorney’s Office in each judicial district where we operate will not choose to enforce federal laws governing cannabis sales against state-legal companies like our business clients. The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public sentiment and ongoing prosecutorial discretion. Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. This provision, however, is set to expire on September 30, 2021 and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years.

In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the spending bill provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision was previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. Our policies do not prohibit our state-licensed cannabis retailers from engaging in the cannabis business for adult use that is permissible under state and local laws. Consequently, certain of our retailers currently (and may in the future) sell adult-use cannabis, if permitted by such state and local laws now or in the future, and therefore may be outside any protections extended to medical-use cannabis under the spending bill provision. This could subject our clients to greater and/or different federal legal and other risks as compared to businesses where cannabis is sold exclusively for medical use, which could in turn materially adversely affect our business. Furthermore, any change in the federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to client base, which would adversely affect our operations, cash flow and financial condition.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act of 1970, as amended (the “Bank Secrecy Act”). The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ’s rescission of the Cole Memo, supplemental guidance from the DOJ issued under the Obama Administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. With the rescission of the Cole Memo, there is increased uncertainty and added risk that federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals engaged in supporting the cannabis industry.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we operate will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in cannabis facilities in the United States. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

While President Biden’s campaign position on cannabis falls short of full legalization, he has campaigned on a platform of relaxing enforcement of cannabis proscriptions, including decriminalization generally. According to the Biden campaign website: “A Biden Administration will support the legalization of cannabis for medical purposes and reschedule cannabis as a CSA Schedule II drug so researchers can study its positive and negative impacts. This will include allowing the VA to research the use of medical cannabis to treat veteran-specific health needs.” He has pledged to “decriminalize” cannabis, which could prompt his U.S. Attorney General to issue policy guidance to U.S. Attorneys that they should not enforce federal cannabis prohibition against state law compliant entities and others legally transacting business with them. Indeed, the Biden-Sanders Unity Platform, which was released at the time President Biden won the Democratic Party nomination for President, affirmed that his administration would seek to “[d]ecriminalize marijuana use and legalize marijuana for medical purposes at the federal level;” “allow states to make their own decisions about legalizing recreational use;” and “automatically expunge all past marijuana convictions for use and possession.” Vice President Harris echoed these intentions during the vice presidential debate, saying that “[w]e will decriminalize marijuana and we will expunge the records of those who have been convicted of marijuana[-related offenses].” While President Biden’s promise to decriminalize likely would mean that the federal government would not criminally enforce the Schedule II status against state legal entities, and would expand opportunities for cannabis research in the U.S., the implications of the potential re-scheduling are not entirely clear for state legal commercial cannabis operators.

Although the U.S. Attorney General could issue policy guidance to federal prosecutors that they should not interfere with cannabis businesses operating in compliance with states’ laws, any such guidance would not have the force of law, and could not be enforced by the courts. The President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. While rescheduling cannabis to the CSA’s Schedule II would ease certain research restrictions, it would not make the state medical or adult-use programs federally legal.

On January 20, 2021 President Biden formally nominated Merrick Garland to his cabinet as the U.S. Attorney General. Confirmation hearings for Attorney General Garland began on February 22, 2021. On the first date of his confirmation hearing, Attorney General Garland stated that he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ: “This is a question of the prioritization of our resources and prosecutorial discretion. It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.” While the statement is not a promise to avoid federal interference with state cannabis laws, it does signal that the enforcement priorities of DOJ lie elsewhere.

Furthermore, while industry observers are hopeful that a Democrat-controlled Senate, along with a Biden presidency, will increase the chances of federal cannabis policy reform, such as the Marijuana Opportunity Reinvestment and Expungement Act (“MORE Act”), which was originally co-sponsored by now Vice President Harris in the Senate, or banking reform, such as the SAFE Banking Act, which recently passed the House of Representatives but has not yet passed the Senate, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.

Our business and our clients are subject to a variety of U.S. and foreign laws regarding financial transactions related to cannabis, which could subject our clients to legal claims or otherwise adversely affect our business.

We and our clients are subject to a variety of laws and regulations in the United States regarding financial transactions. Violations of the U.S. anti-money laundering (“AML”) laws require proceeds from enumerated criminal activity, which includes trafficking in cannabis in violation of the CSA. Financial institutions that both we and our clients rely on are subject to the Bank Secrecy Act, as amended by Title III of the USA Patriot Act. In Canada, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder and the Criminal Code (Canada) apply. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture.

In 2014, the DOJ under the Obama administration directed federal prosecutors to exercise restraint in prosecuting AML violations arising in the state legal cannabis programs and to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals based upon cannabis-related activity. Around the same time, the Treasury Department issued guidance that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. Then-Attorney General Sessions’s rescission of the DOJ’s guidance on the state cannabis programs in early 2018 increased uncertainty and heighted the risk that federal law enforcement authorities could seek to pursue money laundering charges against entities, or individuals, engaged in supporting the cannabis industry. On January 31, 2018, the Treasury Department issued additional guidance that the 2014 Guidance would remain in place until further notice, despite the rescission of the DOJ’s earlier guidance memoranda. A detailed description of current U.S. policy and the legal status of cannabis, including President Biden’s stance on cannabis enforcement and current and foreseeable decriminalization and legalization initiatives, can be found in the “U.S. and Territories” section.

We are subject to a variety of laws and regulations in the United States, Canada and elsewhere that prohibit money laundering, including the Proceeds of Crime and Terrorist Financing Act (Canada) and the Money Laundering Control Act (U.S.), as amended, and the rules and regulations thereunder and any related or similar rules, regulations or guidelines issued, administered or enforced by governmental authorities in the United States, Canada or any other jurisdiction in which we have business operations or to which we export our offerings. If any of our clients’ business activities, any dividends or distributions therefrom, or any profits or revenue accruing thereby are found to be in violation of money laundering statutes, our clients could be subject to criminal liability and significant penalties and fines. Any violations of these laws, or allegations of such violations, by our clients could disrupt our operations and involve significant management distraction and expenses. As a result, a significant number of our clients facing money laundering charges could materially affect our business, operations and financial condition. Additionally, proceeds from our clients’ business activities, including payments we have received from those clients, could be subject to seizure or forfeiture if they are found to be illegal proceeds of a crime transmitted in violation of anti-money laundering laws, which could have a material adverse effect on our business. Finally, if any of our clients are found to be violating the above statutes, this could have a material adverse effect on their ability to access or maintain financial services, as discussed in detail below, which could, in turn, have a material adverse effect on our business.

We are dependent on our banking relations, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry.

Although we do not grow or sell cannabis products, our general connection with the cannabis industry may hamper our efforts to do business or establish collaborative relationships with others that may fear disruption or increased regulatory scrutiny of their own activities.

We are dependent on the banking industry to support the financial functions of our products and solutions. Our business operating functions including payroll for our employees and other expenses are handled which are reliant on traditional banking. Additionally, many of our clients pay us via wire transfer to our bank accounts, or via checks that we deposit into our banks. We require access to banking services for both us and our clients to receive payments in a timely manner. Lastly, to the extent we rely on any lines of credit, these could be affected by our relationships with financial institutions and could be jeopardized if we lose access to a bank account. Important components of our offerings depend on client accounts and relationships, which in turn depend on banking functions. Most federal and federally-insured state banks currently do not serve businesses that grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”), issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. While the federal government has generally not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government theoretically could, at least against companies in the adult-use markets. The continued uncertainty surrounding financial transactions related to cannabis activities and the subsequent risks this uncertainty presents to financial institutions may result in their discontinuing services to the cannabis industry or limit their ability to provide services to the cannabis industry or ancillary businesses providing services to the cannabis industry.

As a result of federal-level illegality and the risk that providing services to state-licensed cannabis businesses poses to banks, cannabis-related businesses face difficulties accessing banks that will provide services to them. When cannabis businesses are able to find a bank that will provide services, they face extensive client due diligence in light of complex state regulatory requirements and guidance from FinCEN, and these reviews may be time-consuming and costly, potentially creating additional barriers to financial services for, and imposing additional compliance requirements on, us and our clients. FinCEN requires a party in trade or business to file with the U.S. Internal Revenue Service (“IRS”), a Form 8300 report within 15 days of receiving a cash payment of over $10,000. While we receive very few cash payments for the products we sell, if we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, results of operations and financial condition. We cannot assure that our strategies and techniques for designing our products and solutions for our clients will operate effectively and efficiently and not be adversely impacted by any refusal or reluctance of banks to serve businesses that grow and sell cannabis products. A change in banking regulations or a change in the position of the banking industry that permits banks to serve businesses that grow and sell cannabis products may increase competition for us, facilitate new entrants into the industry offering products or solutions similar to those that we offer, or otherwise adversely affect our results of operations. Also, the inability of potential clients in our target market to open accounts and otherwise use the services of banks or other financial institutions may make it difficult for us to conduct business, including receiving payments in a timely manner.

We do not sell cannabis, or products that contain cannabis; accordingly, our company is not part of the cannabis industry that would be restricted from using federal and federally insured banks. However, because of “weed” in our name and the fact that our revenue is generated largely from companies licensed as operators in the cannabis industry, banks have and may continue to consider us to be part of the cannabis industry that is subject to banking restrictions. If we were to lose any of our banking relationships or fail to secure additional banking relationships in the future, we could experience difficulty and incur increased costs in the administration of our business, paying our employees, accepting payments from clients, each of which may adversely affect our reputation or results of operations. Additionally, the closure of many or one of our bank accounts due to a bank’s reluctance to provide services to a business working with state legal cannabis businesses would require significant management attention from us and could materially adversely affect our business and operations. In addition to banks and financial institutions, merchant processors may take a similar view of the risks of working with us since we provide services to cannabis businesses, and loss of any of our merchant processor relationships could have similar results. Moreover, Visa reportedly prohibits processing of transactions involving cannabis on its network, and Mastercard has reportedly stated that it is evaluating the inconsistency between U.S. state and federal cannabis law. In October 2020, we responded to an inquiry from certain of our merchant processors on behalf of Mastercard relating to the applicability of U.S. state and federal law to our services, including our WM Orders services. Although consumers cannot purchase products on the Weedmaps listings marketplace and we do not currently use, nor have we historically used, any of our merchant processing relationships to process payments for cannabis transactions, to the extent Visa or Mastercard extend these restrictions to cannabis-related businesses, our merchant processing relationships could be terminated, or we could be prevented from processing any Visa or Mastercard transactions, which could have a material adverse effect on our business and results of operations.

Participating in transactions involving proceeds derived from cannabis may constitute criminal money laundering.

Participating in transactions involving proceeds derived from cannabis may constitute criminal money laundering. It is a federal crime to engage in certain transactions involving the proceeds of a “specified unlawful activity” (a “SUA”) when those transactions are designed to promote an underlying SUA, or conceal the source of the funds. Violations of the CSA and violations of a state’s laws may be deemed to be SUAs. In the event that any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments were found to be in violation of anti-money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of statutes of the United States or any other applicable jurisdiction. This could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions, or subsequently require us to repatriate such funds back to the United States from Canada or other foreign jurisdictions.

If any of our clients’ business activities, any dividends or distributions therefrom, or any profits or revenue accruing thereby are found to be in violation of money laundering statutes, we and our investors could be subject to criminal liability and significant penalties and fines. Any violations of these laws, or allegations of such violations could disrupt our operations and involve significant management distraction and expenses. Facing money laundering charges could materially affect our business, operations and financial condition. Additionally, proceeds from our clients’ business activities, if found to be in violation of anti-money laundering laws, could subject payments we have received from those clients to seizure or forfeiture, if they are found to be illegal proceeds of a crime committed by a client, which could have a material adverse effect on our business and our investors. Finally, if we or any of our clients are found to be violating the above statutes, this could have a material adverse effect on our ability to access or maintain financial services, as discussed in detail below, which could, in turn, have a material adverse effect on our business.

We may have difficulty using bankruptcy courts due to our involvement in the regulated cannabis industry.

We currently have no need or plans to seek bankruptcy protection. U.S. courts have held that debtors whose income is derived from cannabis or cannabis assets in violation of the CSA cannot seek federal bankruptcy protections. Although we are not in the business of growing or processing cannabis or selling or even possessing cannabis or cannabis products, a U.S. court could determine that our revenue is derived from cannabis or cannabis assets and prevent us from obtaining bankruptcy protections if necessary.

The conduct of third parties may jeopardize our business.

We cannot guarantee that our systems, protocols, and practices will prevent all unauthorized or illegal activities by our clients. Our success depends in part on our clients’ ability to operate consistently with the regulatory and licensing requirements of each state, local, and regional jurisdiction in which they operate. We have a dedicated Trust and Safety team that reviews cannabis license information for operational cannabis retail clients, both on submission and on an ongoing basis, to ensure validity and accuracy. We require all operational cannabis retailer clients, including storefronts and delivery services, to display on their WMH listing a valid, unexpired state-issued license number. For certain of our products or services, we request additional verification and documentation. We cannot ensure that the conduct of our clients, who are third parties, and their actions could expose them to legal sanctions and costs, which would in turn, adversely affect our business and operations.

The conduct of third parties may jeopardize our regulatory compliance.

While we are a technology company, not a cannabis licensee, and as such, are not subject to commercial cannabis regulations that apply to cannabis operators, we cannot guarantee that our systems, protocols, and practices will prevent any and all unauthorized or illegal activities by our clients. Our success depends in part on our clients’ ability to operate consistently with the regulatory and licensing requirements of each state, local, and regional jurisdiction in which they operate. Despite the procedures and protocols in place for license verification by our Trust & Safety team, any non-compliance by our clients could put our business at risk, as discussed herein, and could also subject us to potential actions by state regulators, to the extent they could be applied to technology service providers, which could materially adversely affect our business, operations, financial condition, brand, and reputation.

FDA regulation of adult-use and medical-use cannabis, as well as e-cigarettes and other vaping products, could negatively affect the cannabis industry, which would directly affect our financial condition.

Should the federal government legalize cannabis for adult-use and/or medical-use, it is possible that the U.S. Food and Drug Administration (the “FDA”) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938, as it has with federally legal hemp. Additionally, the FDA may issue rules and regulations including certified good manufacturing practices related to the growth, cultivation, harvesting and processing of adult-use and medical-use cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where adult-use and medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations.

In addition, as a result of the recent lung injuries and deaths associated with e-cigarettes and other vaping products, the FDA and the U.S. Centers for Disease Control and Prevention (the “CDC”) have warned consumers not to use vaping products containing tetrahydrocannabinol (“THC”). While the FDA and the CDC continue to conduct ongoing investigations, it is currently unknown when and whether the FDA will impose additional rules and regulations on e-cigarettes and other vaping products.

In the event that some or all of these regulations are imposed, we do not know what the impact would be on the adult-use and medical-use cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If our clients are unable to comply with any new rules, regulations or registration as prescribed by the FDA, or are unable to do so in a cost-effective manner, our clients may be unable to continue to operate their respective business in its current form, or at all, which may also result in our clients being unable to continue engaging our technology services.

We believe that Section 230(c)(1) of the Communications Decency Act (“CDA”) provides immunity from civil and state criminal liability, but it is possible that it does not.

We believe that Section 230(c)(1) provides immunity from civil and state criminal liability to internet service provider intermediaries in the United States, such as us, for content provided on their platforms that they did not create or develop. We do not create or develop the information that appears on our clients’ listing pages and advertising placements, although our moderation teams may take down a client’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our site, such as WM News, WM Learn and WM Policy. All of these sections are general news and information, and none of these sections are advertisements for, or listing pages of, cannabis businesses, except in limited circumstances related to descriptions of certain cannabis strains. For additional information about Section 230, see the section captioned “Risk Factors—Risks Related to our Business and Industry.” Our clients are subject to licensing and related requirements under applicable laws and regulations, and our own compliance policies, and some of our clients currently and in the future may not be in compliance with all such requirements. Despite our belief that we are protected by Section 230, it is possible that we are not, which would subject us to legal, business, and operational risks. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, recently enacted legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations.

We may continue to be subject to constraints on marketing our products.

Certain of the states in which we operate have enacted strict regulations regarding marketing and sales activities on cannabis products, which could affect our cannabis retail clients’ demand for our listing and marketing services. There may be restrictions on sales and marketing activities of cannabis businesses imposed by government regulatory bodies that can hinder the development of our business and operating results because of the restrictions our clients face. If our clients are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products for our clients, this could hamper demand for our products and services from licensed cannabis retailers, which could result in a loss of revenue.

Cannabis businesses are subject to unfavorable U.S. tax treatment.

Section 280E of the Internal Revenue Code (“Code”) does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations, which directly affects our clients, who are cannabis retailers. However, Section 280E and related IRS enforcement activity have had a significant impact on the operations of all cannabis companies. While the Section does not directly affect our Company, it lowers our clients’ profitability, and could result in decreased demand for our listing and marketing services. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. This affects us because our sales and operating results could be adversely affected if our clients decrease their marketing budgets and are operating on lower profit margins as a result of unfavorable treatment by the Code.

Service providers to cannabis businesses may also be subject to unfavorable U.S. tax treatment.

As discussed above, under Section 280E of the Code, no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses and asserting assessments and penalties for additional taxes owed. While we do believe that Section 280E does not apply to our business, or ancillary service providers that work with state-licensed cannabis businesses, if the IRS interprets the section to apply, it would significantly and materially affect our profitability and financial condition.

The MORE Act, which was passed by the House of Representatives but did not become law in the 116th Congress and has not yet been reintroduced into the 117th, would remove marijuana from the CSA, which would effectively carve out state-legal cannabis businesses from Section 280E of the Code. The MORE Act would impose two new taxes on cannabis businesses: an excise tax measured by the value of certain cannabis products and an occupational tax assessed on the enterprises engaging in cannabis production and sales. Although these novel tax provisions are included in the MORE Act passed by the House of Representatives, it is challenging to predict whether, when, and in what form the MORE Act could be enacted into law and how any such legislation would affect our activities.

Cannabis businesses may be subject to civil asset forfeiture.

Any property owned by participants in the cannabis industry used in the course of conducting such business, or that represents proceeds of such business or is traceable to proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture because of the illegality of the cannabis industry under federal law. Even if the owner of the property or the assets is never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture. Forfeiture of assets of our cannabis business clients could adversely affect our revenues if it impedes their profitability or operations and our clients’ ability to continue to subscribe to our services.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability and directors’ and officers’ insurance, is more difficult for us to find and is more expensive or contains significant exclusions because our clients are cannabis industry participants. There are no guarantees that we will be able to find such insurance coverage in the future or that the cost will be affordable to us. If we are forced to go without such insurance coverage, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities. If we experience an uninsured loss, it may result in loss of anticipated cash flow and could materially adversely affect our results of operations, financial condition, and business.

There may be difficulty enforcing certain of our commercial agreements and contracts.

Courts will not enforce a contract deemed to involve a violation of law or public policy. Because cannabis remains illegal under U.S. federal law, parties to contracts involving the state legal cannabis industry have argued that the agreement was void as federally illegal or against public policy. Some courts have accepted this argument in certain cases, usually against the company trafficking in cannabis. While courts have enforced contracts related to activities by state-legal cannabis companies, and the trend is generally to enforce contracts with state-legal cannabis companies and their vendors, there remains doubt and uncertainty that we will be able to enforce our commercial agreements in court for this reason. We cannot be assured that we will have a remedy for breach of contract, which would have a material adverse effect on our business.

Certain of our directors, officers, employees and investors who are not U.S. citizens may face constraints on cross-border travel into the United States.

Because cannabis remains illegal under U.S. federal law, non-U.S. citizens employed at or investing in companies doing business in the state legal cannabis industry could face detention, denial of entry or lifetime bans from the United States for their business associations with cannabis businesses. Entry to the United States happens at the sole discretion of the officers on duty of the U.S. Customs and Border Protection (“CBP”), and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal laws, could mean denial of entry to the United States. Business or financial involvement in the legal cannabis industry in Canada or in the United States could also be grounds for U.S. border guards to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances and because cannabis continues to be a controlled substance under U.S. federal law, working in or facilitating the proliferation of the legal marijuana industry in U.S. states where it is deemed legal or in Canada may affect admissibility to the United States. CBP updated its stated policy on October 9, 2018 to clarify that a Canadian citizen coming to the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States.

As a result, CBP has affirmed that employees, directors, officers, managers and investors of companies involved in business activities related to cannabis in the United States or Canada (such as us), who are not U.S. citizens, face the risk of being barred from entry into the United States for life. On October 9, 2018, CBP released an additional policy statement indicating that Canadian citizens working in or facilitating the proliferation of the legal cannabis industry in Canada, if travelling to the United States for reasons unrelated to the cannabis industry, will generally be admissible. However, if the traveler is found to be entering into the United States for reasons related to the cannabis industry, he or she may be deemed inadmissible. Ultimately, travel restrictions imposed on our directors, officers, employees and investors could impair our ability to conduct business and to freely explore new strategic relationships.

Risks Related to Ownership of Our Securities

Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.

As of June 30, 2021, our affiliates, executive officers, directors and their respective affiliates as a group beneficially own approximately 46.2% of our outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of Class A Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Our Certificate of Incorporation designates specific courts as the exclusive forum for certain stockholder litigation matters, which could limit the ability of our stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, other similar actions, any other action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware and any action or proceeding concerning the validity of our Certificate of Incorporation or our Bylaws may be brought only in the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit our stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, our stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our Certificate of Incorporation is inapplicable or unenforceable. In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it. If a court were to find the exclusive forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, prospects, financial condition and operating results.

There is no guarantee that the Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our Warrants is $11.50 per share of Class A Common Stock. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless.

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of the Warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a Warrant could be decreased, all without the holders’ approval.

Our Warrants are issued in registered form under the Warrant Agreement between the Warrant Agent and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrant. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a Warrant.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a holder (a) to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for a holder to do so, (b) to sell the Warrants at the then-current market price when a holder might otherwise wish to hold the Warrants or (c) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants.

In addition, we may redeem the Warrants after they become exercisable for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case, a holder would lose any potential embedded value from a subsequent increase in the value of our Class A Common Stock had the Warrants remained outstanding.

A significant portion of our total outstanding shares of our Class A Common Stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock. We are unable to predict the effect that sales may have on the prevailing market price of our Class A Common Stock and Public Warrants.

To the extent our Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to the holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the Selling Securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of our Class A Common Stock or adversely affect the market price of our Class A Common Stock.

We may issue additional shares of Class A Common Stock or preferred stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of Class A Common Stock or preferred stock, including under our equity incentive plan. Any such issuances of additional shares of Class A Common Stock or preferred stock:

•may significantly dilute the equity interests of our investors;

•may subordinate the rights of holders of Class A Common Stock if preferred stock is issued with rights senior to those afforded our Class A Common Stock;

•could cause a change in control if a substantial number of shares of our Class A Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•may adversely affect prevailing market prices for our Class A Common Stock and/or Warrants.

General Risk Factors

The impact of global, regional or local economic and market conditions may adversely affect our business, operating results and financial condition.

Our performance is subject to global economic conditions and economic conditions in one or more of our key markets, which impact spending by our clients and consumers. A majority of our clients are small and medium-sized businesses that operate one or two retail locations, and their access to capital, liquidity and other financial resources is constrained due to the regulatory restrictions applicable to cannabis businesses. As a result, these clients may be disproportionately affected by economic downturns. Clients may choose to allocate their spending to items other than our platform, especially during economic downturns.

Economic conditions may also adversely impact retail sales of cannabis. Declining retail sales of cannabis could result in our clients going out of business or deciding to stop using our platform to conserve financial resources. Negative economic conditions may also affect third parties with whom we have entered into relationships and upon whom we depend in order to grow our business.

Furthermore, economic downturns could also lead to limitations on our ability to obtain debt or equity financing on favorable terms or at all, reduced liquidity, decreases in the market price of our securities, decreases in the fair market value of our financial or other assets, and write-downs of and increased credit and collectability risk on our trade receivables, any of which could have a material adverse effect on our business, operating results or financial condition.

Catastrophic events may disrupt our business and impair our ability to provide our platform to clients and consumers, resulting in costs for remediation, client and consumer dissatisfaction, and other business or financial losses.

Our operations depend, in part, on our ability to protect our facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Despite precautions taken at our facilities, the occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, spikes in usage volume or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce revenue, subject us to liability and lead to decreased usage of our platform and decrease sales of our advertising placements, any of which could harm our business.

We will incur increased costs and administrative burden as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in

Section 2(a) of the Securities Act. As a public company, we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”), as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we or our independent registered public accounting firm identifies additional material weaknesses or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We qualify as an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continues to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock in the IPO. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor smaller reporting company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our business, prospects, financial condition and operating results.

We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and operating results.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Class A Common Stock adversely, the price and trading volume of our Class A Common Stock could decline.

The trading market for our Class A Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A Common Stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. Accordingly, any indemnification provided will be able to be satisfied by us only if we have sufficient funds. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
The information required has been previously disclosed in our Current Report on Form 8-K filed with the SEC on June 22, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2021	—	$—	—	—
May 1 - May 31, 2021	—	$—	—	—
June 1 - June 30, 2021	10,012	$10.17	—	—
_______________________
(1) On June 10, 2021, we redeemed 10,012 shares of Silver Spike’s Class A ordinary shares at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of $101,822.04 in connection with the Business Combination.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None

ITEM 6.    EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________

*
The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WM TECHNOLOGY, INC.

Date:	August 13, 2021	By:	/s/ Christopher Beals
			Name:	Christopher Beals
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2021	By:	/s/ Arden Lee
			Name:	Arden Lee
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)