Form 10-Q
period 2021-09-30
WM TECHNOLOGY, INC.
filed 2021-11-12
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of November 8, 2021, there were 65,677,361 shares of the registrant’s Class A common stock outstanding and 65,502,347 shares of Class V common stock outstanding.

WM TECHNOLOGY, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our financial and business performance, including key business metrics and any underlying assumptions thereunder;
•our market opportunity and our ability to acquire new customers and retain existing customers;
•our expectations and timing related to commercial product launches;
•the success of our go-to-market strategy;
•our ability to scale our business and expand our offerings;
•our competitive advantages and growth strategies;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our future operations;
•the outcome of any known and unknown litigation and regulatory proceedings;
•changes in domestic and foreign business, market, financial, political and legal conditions;
•future global, regional or local economic and market conditions affecting the cannabis industry;
•the development, effects and enforcement of and changes to laws and regulations, including with respect to the cannabis industry;
•our ability to successfully capitalize on new and existing cannabis markets, including our ability to successfully monetize our solutions in those markets;
•our ability to manage future growth;
•our ability to develop new products and solutions, bring them to market in a timely manner, and make enhancements to our platform and our ability to maintain and grow our two sided digital network, including our ability to acquire and retain paying customers;
•the effects of competition on our future business;
•our success in retaining or recruiting, or changes required in, officers, key employees or directors;
•that we have identified a material weakness in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements; and
•the possibility that we may be adversely affected by other economic, business or competitive factors.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and included in our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe,” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

Part I - Financial Information
Item 1.    Financial Statements

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash	$77,935	$19,919
Accounts receivable, net	12,784	9,428
Prepaid expenses and other current assets	15,338	4,820
Total current assets	106,057	34,167
Property and equipment, net	10,031	7,387
Goodwill	45,658	3,961
Intangible assets, net	8,446	4,505
Right-of-use assets	37,673	—
Deferred tax assets	147,972	—
Other assets	6,787	3,874
Total assets	$362,624	$53,894
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$23,881	$12,651
Deferred revenue	7,759	5,264
Deferred rent	—	5,129
Operating lease liabilities, current	5,256	—
Notes payable to members	—	205
Other current liabilities	1,000	—
Total current liabilities	37,896	23,249
Operating lease liabilities, non-current	40,813	—
Tax receivable agreement liability	126,150	—
Warrant liability	110,350	—
Other long-term liabilities	—	1,374
Total liabilities	315,209	24,623
Commitments and contingencies (Note 4)
Stockholders’ equity/Members’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 65,677,361 shares issued and outstanding at September 30, 2021 and no shares issued and outstanding at December 31, 2020	7	—
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 65,502,347 shares issued and outstanding at September 30, 2021 and no shares issued and outstanding at December 31, 2020	7	—
Additional paid-in capital	(3,592)	—
Retained earnings	26,084	—
Total WM Technology, Inc. stockholders’ equity	22,506	—
Noncontrolling interests	24,909	—
Members’ equity	—	29,271
Total equity	47,415	29,271
Total liabilities and stockholders’ equity/members’ equity	$362,624	$53,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$50,884	$46,505	$138,969	$117,470

Operating expenses
Cost of revenues	2,035	2,109	5,800	5,572
Sales and marketing	12,806	7,384	37,194	21,437
Product development	7,782	6,923	25,921	20,325
General and administrative	23,220	12,906	70,356	37,147
Depreciation and amortization	980	991	2,970	2,980
Total operating expenses	46,823	30,313	142,241	87,461
Operating income (loss)	4,061	16,192	(3,272)	30,009
Other income (expenses)
Change in fair value of warrant liability	45,837	—	83,628	—
Other expense, net	(300)	(662)	(6,341)	(1,277)
Income before income taxes	49,598	15,530	74,015	28,732
Provision for income taxes	393	—	242	—
Net income	49,205	15,530	73,773	28,732
Net income attributable to noncontrolling interests	28,370	—	48,675	—
Net income attributable to WM Technology, Inc.	$20,835	$15,530	$25,098	$28,732

Class A Common Stock:
Basic income per share	$0.32	N/A¹	$0.39	N/A¹
Diluted income (loss) per share	$0.02	N/A¹	$(0.15)	N/A¹

Class A Common Stock:
Weighted average basic shares outstanding	64,216,732	N/A¹	64,149,699	N/A¹
Weighted average diluted shares outstanding	68,304,372	N/A¹	69,950,141	N/A¹
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three and Nine Months Ended September 30, 2021
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Members’ Equity	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2020	—	$—	—	$—	$—	$—	$—	$—	$29,271	$29,271
Distributions to members	—	—	—	—	—	—	—	—	(10,513)	(10,513)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(106)	(106)
Net income	—	—	—	—	—	—	—	—	7,731	7,731
As of March 31, 2021	—	—	—	—	—	—	—	—	26,383	26,383
Stock-based compensation	—	—	—	—	—	—	—	19,433	—	19,433
Distributions to members	—	—	—	—	—	—	—	—	(7,597)	(7,597)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(5,459)	(5,459)
Proceeds and shares issued in the Business Combination (Note 6)	63,738,563	6	65,502,347	7	(20,212)	986	(19,213)	(45,425)	(20,674)	(85,312)
Net income	—	—	—	—	—	4,263	4,263	5,227	7,347	16,837
As of June 30, 2021	63,738,563	6	65,502,347	7	(20,212)	5,249	(14,950)	(20,765)	—	(35,715)
Stock-based compensation	—	—	—	—	4,173	—	4,173	714	—	4,887
Transaction costs related to the Business Combination (Note 6)	—	—	—	—	(274)	—	(274)	—	—	(274)
Issuance of common stock for acquisitions (Note 7)	1,938,798	1	—	—	12,721	—	12,722	16,590	—	29,312
Net income	—	—	—	—	—	20,835	20,835	28,370	—	49,205
As of September 30, 2021	65,677,361	$7	65,502,347	$7	$(3,592)	$26,084	$22,506	$24,909	$—	$47,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)
(Continued)

	Three and Nine Months Ended September 30, 2020
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Members’ Equity	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$12,799	$12,799
Distributions to members	—	—	—	—	—	—	—	—	(3,123)	(3,123)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(90)	(90)
Net income	—	—	—	—	—	—	—	—	3,809	3,809
As of March 31, 2020	—	—	—	—	—	—	—	—	13,395	13,395
Distributions to members	—	—	—	—	—	—	—	—	(2,744)	(2,744)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(105)	(105)
Net income	—	—	—	—	—	—	—	—	9,393	9,393
As of June 30, 2020	—	—	—	—	—	—	—	—	19,939	19,939
Distributions to members	—	—	—	—	—	—	—	—	(3,331)	(3,331)
Repurchase of Class B Units	—	—	—	—		—	—	—	(106)	(106)
Net income	—	—		—		—	—	—	15,530	15,530
As of September 30, 2020	—	$—	—	$—	$—	$—	$—	$—	$32,032	$32,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$73,773	$28,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,970	2,980
Change in fair value of warrant liability	(83,628)	—
Impairment loss on right-of-use asset	2,372	—
Stock-based compensation	23,625	—
Deferred income taxes	1	—
Provision for doubtful accounts	3,015	—
Changes in operating assets and liabilities:
Accounts receivable	(6,371)	(4,300)
Prepaid expenses and other current assets	6,504	(450)
Other assets	87	522
Accounts payable and accrued expenses	330	(1,098)
Deferred revenue	2,495	3,180
Net cash provided by operating activities	25,173	29,566

Cash flows from investing activities
Purchases of property and equipment	(4,246)	(903)
Cash paid for acquisitions	(16,000)	—
Cash paid for other investments	(3,000)	—
Net cash used in investing activities	(23,246)	(903)

Cash flows from financing activities
Proceeds from the Business Combination	79,969	—
Payment of note payable	(205)	—
Distributions to members	(18,110)	(9,198)
Repurchase of Class B Units	(5,565)	(301)
Net cash provided by (used in) financing activities	56,089	(9,499)

Net increase in cash	58,016	19,164
Cash – beginning of period	19,919	4,968
Cash – end of period	$77,935	$24,132

Supplemental disclosures of noncash activities
Warranty liability assumed from the Business Combination	$193,978	$—
Tax receivable agreement liability recognized in connection with the Business Combination	$126,150	$—
Deferred tax assets recognized in connection with the Business Combination	$147,973	$—
Other assets assumed from the Business Combination	$1,053	$—
Issuance of equity for acquisitions	$29,312	$—
Holdback liability recognized in connection with acquisition	$1,000	$—
Stock-based compensation capitalized for software development	$695	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
statements have been omitted or condensed and these interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Registration Statement on Form S-1 filed with the SEC on July 8, 2021. The condensed financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of September 30, 2021, and results of its operations and its cash flows for the interim periods presented. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements, other than the adoption of the lease accounting guidance.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of WM Technology, Inc. and WM Holding Company, LLC and its subsidiaries, GMG Holdco, Inc., Weedmaps Media, LLC (“Weedmaps”), Ghost Management Group, LLC, WM Canada Holdings, Inc., WM Enterprise, LLC, WM Marketplace, LLC, Weedmaps Spain, S.LU., WM Retail, LLC, Grow One Software (Canada), Inc., Discovery Opco, LLC, WM Museum, LLC, WM Teal, LLC, Weedmaps Germany GmbH, Transport Logistics Holding Company, LLC and WM Loyalty, LLC. All significant intercompany balance and transactions have been eliminated upon consolidation.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and nine months ended September 30, 2021 and 2020.
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
Accounts Receivable
Accounts receivable is recorded at the invoiced amount and does not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is reviewed on a monthly basis and the Company reserves for all balances outstanding in excess of ninety days. Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company recorded a provision for doubtful accounts of $3.0 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively.
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
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. The prior year deferred revenue balance of $5.3 million was fully recognized in the first quarter of fiscal year 2021, and the deferred revenue balance as of September 30, 2021 of $7.8 million is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
The following table summarizes the Company’s disaggregated net revenue information (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues recognized over time(1)	$50,884	$44,459	$138,969	$112,615
Revenues recognized at a point in time(2)	—	2,046	—	4,855
Total revenues	$50,884	$46,505	$138,969	$117,470
________________
(1)Revenues from listing subscription services, featured listings and other advertising products.
(2)Revenues from use of orders functionality.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company’s U.S. and foreign revenues (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
U.S. revenues	$50,884	$34,877	$138,969	$91,275
Foreign revenues	—	11,628	—	26,195
Total revenues	$50,884	$46,505	$138,969	$117,470
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

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company’s annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), revaluations of the warrant liability, changes in flow-through income not subject to tax and tax law developments.

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

For the three and nine months ended September 30, 2021, the Company recorded a provision for income taxes of $0.4 million and $0.2 million, respectively. The provision for income taxes during the first quarter of 2021 was the result of an audit performed by the Canada Revenue Agency on prior years income taxes paid by the Company’s subsidiary, WM Canada Holdings, Inc. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock based compensation, and state taxes.

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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $4.1 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively, and $11.9 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of income.
Political Contributions
The Company expenses the costs of all political contributions in the period incurred. Political contributions totaled $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively, and are included in other expense in the accompanying condensed consolidated statements of income.
Stock-Based Compensation
The Company measures fair value of employee stock-based compensation awards on the date of grant and allocates the related expense over the requisite service period. The fair value of the Class P Units are measured using the Black-Scholes-Merton valuation model. When awards include a performance condition that impacts the vesting for exercisability of the award, the Company records compensation cost when it becomes probable that the performance condition will be met and the service is provided. The expected volatility is based on the historical volatility and implied volatilities for comparable companies, the expected life of the award is based on the simplified method.
The Company accounts for nonemployee stock-based transactions using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.
Segment Reporting
The Company and its subsidiaries operate in one business segment.
Earnings Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to WM Technology, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.
Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if-converted method, as applicable.
Prior to the Business Combination, the membership structure of Legacy WMH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. As a result, earnings per share information has not been presented for periods prior to the Business Combination on June 16, 2021. The

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
basic and diluted income (loss) per share for the nine months ended September 30, 2021 represent the period from June 16, 2021 (Closing Date) to September 30, 2021.

Warrant Liability

The Company assumed 12,499,933 Public Warrants and 7,000,000 Private Placement Warrants (together, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. All of the Warrants remained outstanding as of September 30, 2021. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A equity holders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in change in fair value of warrant liabilities within the condensed consolidated statements of income at each reporting date.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Leases
Effective January 1, 2021, the Company accounts for its leases under ASC 842 - Leases. Under this guidance, lessees classify arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheet as both a right-of-use asset (“ROU”) and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
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

Investment in Equity Security

Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2021, the carrying value of the Company’s investment in an equity security without a readily determinable fair value was $3.0 million, which is recorded within Other assets on the Company’s condensed consolidated balance sheets.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The Company adopted ASC 842 as of January 1, 2021, using the modified retrospective transition approach by recording an ROU asset and lease liability for operating leases of $43.3 million and $48.4 million, respectively, at that date; the Company did not have any finance lease assets and liabilities upon adoption or any arrangements where it acts as a lessor. Adoption of ASC 842 did not have an effect on the Company’s retained earnings. The Company availed itself of the practical expedients provided under ASC 842 regarding identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components for all classes of assets. The Company continues to account for leases in the prior period financial statements under ASC 840.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Leases
On January 1, 2021, the Company adopted ASC 842 using the modified retrospective transition approach for recording ROU assets and operating lease liabilities for its operating leases. The Company’s operating leases consist of office space located primarily in the United States. The Company does not have any leases classified as financing leases.
The components of lease related costs for the three and nine months ended September 30, 2021 are as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Operating lease cost	$2,350	$7,118
Variable lease cost	565	1,715
Operating lease cost	2,915	8,833
Short-term lease cost	1	88
Total lease cost	$2,916	$8,921

For the three and nine months ended September 30, 2021, the Company made cash payments of $2.4 million and $5.9 million, respectively, on its operating leases, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. During the nine months ended September 30, 2021, ROU assets obtained in exchange for operating lease liabilities were $43.3 million.
As of September 30, 2021, future minimum payments for the next five years and thereafter are as follows (in thousands):

Operating Leases
Remaining period in 2021 (three months)	$2,343
Year ended December 31, 2022	9,597
Year ended December 31, 2023	9,898
Year ended December 31, 2024	9,405
Year ended December 31, 2025	5,830
Thereafter	29,732
Future minimum lease payments	$66,805
Less: present value discount	(20,736)
Operating lease liabilities	$46,069
As of September 30, 2021, the Company’s operating leases had a weighted average remaining lease term of 7.6 years and a weighted-average discount rate of 9.8%. The Company’s lease agreements do not provide an implicit rate and as a result, the Company used an estimated incremental borrowing rate, which was derived from third-party information available at the time the Company adopted ASC 842 in determining the present value of future lease payments. The rate used is for a secured borrowing of a similar term as the right of use asset. During the nine months ended September 30, 2021, the Company recognized an impairment charge of $2.4 million related to an ROU asset reducing the carrying value of the lease asset to its estimated fair value. The fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent. The impairment charge is included in general and administrative expenses in the condensed consolidated statements of income.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
5.    Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	September 30, 2021	December 31, 2020
Liabilities:
Warrant liability – Public Warrants	1	$54,000	$—
Warrant liability – Private Placement Warrants	3	56,350	—
Total warrant liability		$110,350	$—

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three months ended September 30, 2021
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$79,375	$76,812	$156,187
Change in valuation inputs or other assumptions	(25,375)	(20,462)	(45,837)
Fair value, end of period	$54,000	$56,350	$110,350

	Nine months ended September 30, 2021
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$—	$—	$—
Warrant liability acquired	100,750	93,228	193,978
Change in valuation inputs or other assumptions	(46,750)	(36,878)	(83,628)
Fair value, end of period	$54,000	$56,350	$110,350

Public Warrants
The Company determined the fair value of its public warrants, which were originally issued in the initial public offering of Silver Spike (the “Public Warrants”) based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $54.0 million and $100.8 million as of September 30, 2021 and June 16, 2021, respectively.

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2021	June 16, 2021
Exercise price	$11.50	$11.50
Stock price	$14.50	$20.55
Volatility	60.0%	60.0%
Term (years)	4.71	5.00
Risk-free interest rate	0.92%	0.89%

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $56.4 million and $93.2 million as of September 30, 2021 and June 16, 2020, respectively.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the nine months ended September 30, 2021 (in thousands):

Business Combination
Cash - Silver Spike trust and cash, net of redemptions	$254,203
Cash - PIPE Financing	325,000
Less: cash consideration paid to Legacy WMH equity holders	(455,182)
Less: transaction costs and advisory fees	(44,052)
Net proceeds from the Business Combination	79,969
Less: initial fair value of warrant liability recognized in the Business Combination	(193,978)
Add: transaction costs allocated to Warrants	5,547
Add: non-cash assets assumed from Silver Spike	1,053
Add: deferred tax asset	147,973
Less: tax receivable agreement liability	(126,150)
Net adjustment to total equity from the Business Combination	$(85,586)

The number of shares of common stock issued immediately following the Closing:

Number of Shares
Common stock, outstanding prior to the Business Combination	24,998,575
Less: redemption of shares of Silver Spike’s Class A common stock	10,012
Shares of Silver Spike’s Class A common stock	24,988,563
Shares of Class A Common Stock held by Silver Spike’s Sponsor	6,250,000
Shares of Class A Common Stock issued in the PIPE Financing	32,500,000
Shares of Class A Common Stock issued in the Business Combination	63,738,563
Shares of Class V Common Stock issued to Legacy WMH equity holders	65,502,347
Total shares of common stock issued in the Business Combination	129,240,910

Net income for the period from June 16, 2021 (Closing Date) to September 30, 2021 was $58.7 million, which includes change in fair value of warrant liability of $83.6 million, stock-based compensation expense of $23.6 million and transaction costs related to the warrant liability of $5.5 million. The transaction costs related to the warrant liability is included in other expense, net on the accompanying condensed consolidated statements of income.
7.     Acquisitions
Sprout

On September 3, 2021, the Company acquired certain assets of the Sprout business (“Sprout"), a leading, cloud-based customer relationship management (“CRM”) and marketing platform for the cannabis industry, for total consideration of approximately $31.2 million. The Company accounted for the Sprout acquisition as an acquisition of a business under ASC 805- Business Combinations.

The acquired assets of Sprout were recorded at their preliminary acquisition date fair values. The purchase price allocations are subject to change as the Company continues to gather information relevant to its determination of the fair value of the assets and liabilities acquired primarily related to, but not limited to, intangible assets. Any adjustments to the purchase price allocations will be made as soon as practicable but no later than one year from the acquisition date.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the components of consideration and the preliminary estimated fair value of assets acquired (in thousands):

Consideration Transferred:
Cash consideration	$12,000
Share consideration(1)	19,186
Total consideration	$31,186

Estimated Assets Acquired:
Software technology	$1,976
Trade name	399
Customer relationships	1,762
Goodwill	27,049
Total asset acquired	$31,186
___________________________________
(1)The fair value of share consideration issued in connection with the Spout acquisition was calculated based on 1,244,258 shares of Class A common stock issued multiplied by the share price on the closing date of $15.42.

The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Goodwill is primarily attributable to the expected synergies from combining operations. Goodwill recognized was allocated to the Company’s one operating segment and is generally deductible for tax purposes.

The fair values of the trade name intangible assets were determined using an “income approach”, specifically, the relief-from royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Owning that intangible asset means that the underlying entity wouldn’t have to pay for the privilege of deploying that asset. Therefore, a portion of Sprout’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The fair value of the software technology intangible asset was also determined using an “income approach”, specifically a multi-period excess earnings approach, which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time. The fair value of the customer relationships was determined using an “income approach”, specifically, the With-and-Without method, which is a commonly accepted valuation approach. This method estimates the value of customer-related assets by quantifying the impact on cash flows under a scenario in which the customer-related assets must be replaced and assuming all of the existing assets are in place except the customer-related assets. Essentially, it estimates the intangible asset’s value by calculating the difference between the two discounted cash-flow models. One that represents the status quo for the business enterprise with the asset in place and the second that represents the business enterprise with everything in place besides the customer-related asset. The projected cash flow period is the time-period it takes to build back up to that status quo. The difference between the two cash flows represents the calculated value of the customer-related asset.

During the three and nine months ended September 30, 2021, the Company incurred transaction expenses associated with the Sprout acquisition of $0.8 million, which is included in general and administrative expenses in the condensed consolidated statements of income.

The revenue and operating loss from Sprout included the Company’s condensed consolidated statements of income for the period from September 3, 2021 (acquisition date) through September 30, 2021 were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financials.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Transport Logistics Holding

On September 29, 2021, the Company acquired all of the equity interests of Transport Logistics Holding Company, LLC (“TLH”), a logistics platform that enables the compliant delivery of cannabis, for total consideration of approximately $15.1 million. The Company accounted for the TLH acquisition as an acquisition of a business under ASC 805.

The acquired assets of TLH were recorded at their preliminary acquisition date fair values. The purchase price allocations are subject to change as the Company continues to gather information relevant to its determination of the fair value of the assets and liabilities acquired primarily related to, but not limited to, intangible assets. Any adjustments to the purchase price allocations will be made as soon as practicable but no later than one year from the acquisition date.

The following table summarizes the components of consideration and the preliminary estimated fair value of assets acquired (in thousands):

Consideration Transferred:
Cash consideration (1)	$5,000
Share consideration(2)	10,126
Total consideration	$15,126

Estimated Assets Acquired:
Software technology	$249
Trade name	59
Customer relationships	170
Goodwill	14,648
Total asset acquired	$15,126
____________________________________
(1)Includes holdback of $1.0 million recorded within other current liabilities on the Company’s condensed consolidated balance sheets.
(2)The fair value of share consideration issued in connection with the TLH acquisition was calculated based on 694,540 shares of Class A common stock issued multiplied by the share price on the closing date of $14.58.

The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Goodwill is primarily attributable to the expected synergies from combining operations. Goodwill recognized was allocated to the Company’s one operating segment and is generally deductible for tax purposes.

The fair values of the trade name intangible assets were determined using an “income approach”, specifically, the relief-from royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Owning that intangible asset means that the underlying entity wouldn’t have to pay for the privilege of deploying that asset. Therefore, a portion of TLH’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The fair value of the software technology intangible asset was also determined using an “income approach”, specifically a multi-period excess earnings approach, which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time. The fair value of the customer relationships was determined using an “income approach”, specifically, the With-and-Without method, which is a commonly accepted valuation approach. This method estimates the value of customer-related assets by quantifying the impact on cash flows under a scenario in which the customer-related assets must be replaced and assuming all of the existing assets are in place except the customer-related assets. Essentially, it estimates the intangible asset’s value by calculating the difference between the two discounted cash-flow models. One that represents the status quo for the business

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
enterprise with the asset in place and the second that represents the business enterprise with everything in place besides the customer-related asset. The projected cash flow period is the time-period it takes to build back up to that status quo. The difference between the two cash flows represents the calculated value of the customer-related asset.

During the three and nine months ended September 30, 2021, the Company incurred transaction expenses associated with the TLH acquisition of $0.6 million, which is included in general and administrative expenses in the condensed consolidated statements of income

The revenue and operating loss from TLH included the Company’s condensed consolidated statements of income for the period from September 29, 2021 (acquisition date) through September 30, 2021 were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financials.
8.     Goodwill and Intangible Assets

A summary of changes in goodwill for the nine months ended September 30, 2021 is as follows (in thousands):

Goodwill
Balance at December 31, 2020	$3,961
Acquisition of Sprout	27,049
Acquisition of TLH	14,648
Balance at September 30, 2021	$45,658

Intangible assets consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.3	$7,713	$(3,917)	$3,796
Software technology	7.7	5,694	(2,976)	2,718
Customer relationships	3.4	1,932	—	1,932
Total intangible assets	10.5	$15,339	$(6,893)	$8,446

	December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,255	$(3,556)	$3,699
Software technology	9.4	3,469	(2,663)	806
Total intangible assets	13.2	$10,724	$(6,219)	$4,505

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense for intangible assets was $0.2 million during each of the three months ended September 30, 2021 and 2020, and $0.7 millions during each of the nine months ended September 30, 2021 and 2020.

The estimated future amortization expense of intangible assets as of September 30, 2021 is as follows (in thousands):

Remaining period in 2021 (three months)	$611
Year ended December 31, 2022	2,057
Year ended December 31, 2023	1,659
Year ended December 31, 2024	1,442
Year ended December 31, 2025	1,017
Thereafter	1,660
$8,446
9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued liabilities as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable	$6,362	$2,244
Accrued employee expenses	6,500	6,586
Other accrued liabilities	11,019	3,821
	$23,881	$12,651
10.     Warrant Liability
At September 30, 2021, there were 12,499,933 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
As part of Silver Spike’s initial public offering, 12,500,000 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of Class A Common Stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire at 5:00 p.m. New York City time on June 16, 2026, or earlier upon redemption or liquidation. The Public Warrants are listed on the NYSE under the symbol “MAPSW.”
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

The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants was remeasured as of September 30, 2021, resulting in a non-cash change in fair Warrant liabilities of $45.8 million and $83.6 million in the condensed consolidated statements of income for the three and nine months ended September 30, 2021, respectively.
11.     Equity

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

Preferred Stock

Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Noncontrolling Interests

The noncontrolling interest represents the Units held by holders other than the Company. As of September 30, 2021, the noncontrolling interests owned 56.6% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests. Net income for the period prior to the Business Combination from January 1, 2021 to June 15, 2021 is allocated to net income attributable to noncontrolling interests on the accompanying condensed consolidated statements of income for the nine months ended September 30, 2021.
12.     Stock-based Compensation

WM Holding Company, LLC Equity Incentive Plan
The Company has accounted for the issuance of Class A-3 and Class B Units issued under WM Holding Company, LLC’s Equity Incentive Plan in accordance with ASC 718 - Stock Based Compensation. The Company considers the limitation on the exercisability of the Class A-3 and Class B Units to be a performance condition and records compensation cost when it becomes probable that the performance condition will be met.
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
A summary of the Class P Unit activity for the nine months ended September 30, 2021 is as follows:

Number of Units
Outstanding Class A-3 and Class B Units, December 31, 2020	274,816
Repurchases	(8,279)
Cancellations	(4,288)
Outstanding Class A-3 and Class B Units, June 15, 2021 (Pre-Business Combination)	262,249
Class A-3 Units outstanding exchanged for Class A Units in connection with the Business Combination	(53,333)
Recapitalization in connection with the Business Combination	25,687,126
Outstanding Class P Units, June 16, 2021	25,896,042
Cancellations	(216,920)
Outstanding Class P Units, September 30, 2021	25,679,122
Vested, September 30, 2021	23,197,454
As of September 30, 2021, unrecognized stock-based compensation expense for non-vested Class P Units was $5.0 million, which is expected to be recognized over a weighted-average period of 2.2 years. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense for the Class P Units of $0.7 million and $20.1 million, respectively. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to the Company’s Class P equity awards issued to employees and consultants were removed and as a result the Company recognized the life-to-date expense on units vested through the Business Combination date on those equity awards. The stock-based compensation expense recognized during the nine months ended September 30, 2021 also included a one-time incremental expense of $4.1 million recognized during the second quarter related to an award modification as a result of an advisory agreement entered into with a former executive.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of September 30, 2021, 19,209,986 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of September 30, 2021, 15,108,441 shares of Class A Common Stock are available for future issuance.
A summary of the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2021 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2020	—	$—
Granted	4,112,855	$13.66
Vested	(242,600)	$13.70
Forfeited	(11,310)	$13.70
Non-vested at September 30, 2021	3,858,945	$13.66
As of September 30, 2021, unrecognized stock-based compensation expense for non-vested RSUs was $51.9 million, which is expected to be recognized over a weighted-average period of 3.8 years. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense for the RSUs of $3.5 million.
The Company recorded stock-based compensation cost related to the Class P Units and RSUs in the following expense categories on the accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Sales and marketing	$689	$4,515
Product development	1,865	3,859
General and administrative	1,638	15,251
Total stock-based compensation expense	4,192	23,625
Amount capitalized to software development	695	695
Total stock-based compensation cost	$4,887	$24,320
13.     Earnings Per Share
Basic income (loss) per share of Class A Common Stock is computed by dividing net earnings (loss) attributable to the Company by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted income (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.
Prior to the Business Combination, the membership structure of WMH included units which had profit interests. The Company analyzed the calculation of net earnings (loss) per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, net earnings per share information has not been presented for periods prior to the Business Combination on June 16,

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2021. The basic and diluted income (loss) per share for the nine months ended September 30, 2021 represent the period from June 16, 2021 (Closing Date) to September 30, 2021.
The computation of income (loss) per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three months ended September 30, 2021 and for period from June 16, 2021 (Closing Date) to September 30, 2021 (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Numerator:
Net income	$49,205	$73,773
Less: net income attributable to WMH LLC prior to the Business Combination	—	15,078
Less: net income attributable to noncontrolling interests after the Business Combination	28,370	33,597
Net income attributable to WM Technology, Inc. - Basic	20,835	25,098
Effect of dilutive securities:
Less: fair value change of Public and Private Placement Warrants, net of amounts attributable to noncontrolling interests	19,618	35,679
Net income (loss) attributable to WM Technology, Inc. - Diluted	$1,217	$(10,581)
Denominator:
Weighted average Class A Common Stock outstanding - Basic	64,216,732	64,149,699
Weighted average effect of dilutive securities:
Public Warrants¹	2,558,783	3,718,232
Private Placement Warrants¹	1,432,918	2,082,210
Restricted stock units[1]	95,939	—
Weighted average Class A Common Stock outstanding - Diluted	68,304,372	69,950,141

Net income (loss) per share of Class A Common Stock:
Net income per share of Class A Common Stock - Basic	$0.32	$0.39
Net income (loss) per share of Class A Common Stock - Diluted	$0.02	$(0.15)
____________________________________
¹Calculated using the treasury stock method.
Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Class A Units	65,502,347	65,502,347
Class P Units	25,679,122	25,679,122
Restricted stock units	—	3,858,945

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
WM Technology, Inc. is a technology and software infrastructure provider to retailers and brands in the U.S. state-legal and Canadian cannabis markets. We also provide information on the cannabis plant and the industry and advocate for legalization. The Weedmaps listings marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and reservation of products for pickup by consumers or delivery to consumers by participating retailers. We sell our offerings in the United States, and have a limited number of non-monetized listings in several international countries including Austria, Canada, Germany, the Netherlands, Spain, and Switzerland. Through December 31, 2020, we offered standard listing subscription clients access to a listing page on weedmaps.com in addition to free access to our SaaS solutions, including WM Orders, WM Dispatch, WM Exchange, WM Retail and WM Store, along with its API integrations with third-party point-of-sale (“POS”) systems. For access to the orders functionality, beginning in September 2019, standard listing clients were also then required to pay a fixed services fee per delivery order submitted which we imposed regardless of whether the proposed order was canceled or completed. As of January 1, 2021, we migrated all standard listing subscription clients to our new WM Business subscription package. Under this new subscription package, all retailers continue to receive access to a standard listing page and SaaS solutions. In addition, we began including access to WM Dashboard and eliminated the technology services fee on delivery orders as part of the transition to the new WM Business subscription package. We operate in the United States, Canada, and other foreign jurisdictions where medical and/or adult use cannabis is legal under state or applicable national law. We are headquartered in Irvine, California.
Founded in 2008, we operate a leading listings marketplace with one of the most comprehensive SaaS subscription offerings sold to retailers and brands in the U.S. state-legal and Canadian cannabis markets. We address the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis users in a legally compliant fashion with our Weedmaps platform and WM Business SaaS solution. Over the past 13 years, we have grown the Weedmaps listings marketplace to become the premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, with 14 million monthly active users (“MAUs”) as of September 30, 2021 on the demand-side and 4,194 average monthly paying business clients during the nine months ended September 30, 2021 on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 9,100 listing pages as of September 30, 2021 (of the over 18,300 listing pages listing pages on the marketplace). The Weedmaps listings marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and order-ahead for pickup or delivery by participating retailers. We provide consumers with discovery channels to improve their knowledge of the local market for cannabis products, whether they are looking by strain, price, effects or form factors. Our weedmaps.com site also has educational content including news articles, information about cannabis strains, a number of “how-to” guides, policy white-papers and research to allow consumers to educate themselves on cannabis and its history, uses and legal status. While consumers can discover cannabis products, brands, and retailers on our site, we neither sell (or fulfill purchases of) cannabis products, nor do we process payments for cannabis transactions across our marketplace or SaaS solutions.
Over the last three years, we have developed and launched several SaaS solutions for our retailer clients. These solutions now comprise an integrated platform for retailers, which we call “WM Business”. WM Business provides a comprehensive set of tools to enable cannabis businesses to provide their goods and services compliantly, with what we refer to as “business-in-a-

box” functionality. Our “business-in-a-box” solution helps cannabis retailers to improve their workflows and regulatory compliance in the course of serving cannabis consumers. We offer this functionality through a packaged software solution that includes (based on availability within any given market and state-level regulations) (i) a listing page with product menu on weedmaps.com, our iOS Weedmaps mobile application and our Android Weedmaps mobile application, which allows clients to disclose their license information, hours of operation, contact information, discount policies, and other information that may be required under applicable state law, (ii) the ability to receive reservations of products for pickup by consumers or delivery to consumers (either on weedmaps.com, on a white labeled WM Store site or third-party sites through our orders and menu embed product), thereby allowing inventory forecasting and helping retailers ensure sufficient staff are present to confirm product availability (and complete orders and process payments – both of which only occur outside the Weedmaps listings marketplace), (iii) logistics software such as driver apps and fleet-tracking tools to permit legal compliance with state delivery regulations, (iv) retail point-of-sale, or POS, solutions to manage inventory and track-and-trace compliance reporting, (v) analytics dashboards, (vi) access to our online wholesale exchange marketplace to browse brand catalogs and efficiently identify brands to obtain inventory from (and review license information and certificates of analysis, among other compliance features), and (vii) application program interface, or API, integrations to streamline workflows, thereby helping eliminate human error in recordkeeping and promoting compliance through accuracy. We also offer a growing set of offerings for brands to reach consumers and retailers as well as manage their brand catalog information.
Our WM Business solution is sold as a value-priced monthly subscription package. We also offer several upsell and add-on products that allow businesses to have more prominent placement on the Weedmaps listings marketplace either through featured listings, display ads or promoted deal offerings. We sell our offerings in the United States, and we have a limited number of non-monetized listings in several international countries including Austria, Canada, Germany, the Netherlands, Spain, and Switzerland. As of September 30, 2021, we actively operated in over 20 U.S. states and territories that have adult-use and/or medical-use regulations in place. We define actively operated markets as those with greater than $1,000 monthly recurring revenue.
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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Subsequent to the Business Combination, we modified our definition and calculation of three of our Key Operating and Financial Metrics: (a) average monthly revenue per paying client, (b) average monthly paying clients, and (c) MAUs. We made these modifications in order to better reflect our performance during a reporting period and to make these key metrics more easily comparable on a period-to-period basis. The changes to these metrics and a comparison to previous calculations are described below. We are providing our prior definitions of these key metrics, as well as a calculation of what our results would have been pursuant to such prior definitions, for the applicable periods so that investors and potential investors that have analyzed these key metrics historically using our prior definitions can compare our historical results to our current results with respect to these key metrics using the prior definitions. To see what our historical average monthly revenue per paying client, average monthly paying clients and monthly active users would have been for the years ended December 31, 2020, 2019, 2018 and 2017 using our modified definitions, as well as a comparison to what the results were using our prior definitions, please refer to our earnings release included as Exhibit 99.1 in our Current Report on Form 8-K, filed August 12, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except for revenue per paying client)
Revenues	$50,884	$46,505	$138,969	$117,470
Net Income	$49,205	$15,530	$73,773	$28,732
EBITDA(1)	$50,578	$16,521	$76,985	$31,712
Adjusted EBITDA(1)	$10,424	$16,521	$27,901	$31,712
Average monthly revenue per paying client(2)	$3,817	$3,553	$3,682	$3,083
Average monthly paying clients(3)	4,444	4,363	4,194	4,233
MAUs (in thousands)(4)	13,907	10,185	13,907	10,185
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

EBITDA and Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (the most directly comparable GAAP financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.
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
A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$49,205	$15,530	$73,773	$28,732
Provision for income taxes	393	—	242	—
Depreciation and amortization expenses	980	991	2,970	2,980
EBITDA	50,578	16,521	76,985	31,712
Share-based compensation	4,192	—	23,625	—
Change in fair value of warrant liability	(45,837)	—	(83,628)	—
Warrant transaction costs	41	—	5,547	—
Impairment of right-of-use asset	—	—	2,372	—
Transaction related bonus payment	—	—	1,550	—
Transaction costs	1,450	—	1,450	—
Adjusted EBITDA	$10,424	$16,521	$27,901	$31,712

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

Current definition:

	Three Months Ended September 30,		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Average monthly revenue per paying client	$3,817	$3,553	$3,682	$3,083

Prior definition¹:

	Three Months Ended September 30,		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Monthly revenue per paying client	$3,768	$3,678	$3,768	$3,678
___________________________
¹ We previously calculated average monthly revenue per paying client by dividing total monthly revenue for the last month of any particular period by the number of paying clients in that last month of a particular period. We changed our definition because we believe using monthly revenue across the entire period is a better reflection of our results during such period than monthly revenue for only the last month of the period and believe our modified definition will be less susceptible to monthly fluctuations and therefore more reliable when comparing period-to-period results.
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

Current definition:

	Three Months Ended September 30,		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Average monthly paying clients	4,444	4,363	4,194	4,233

Prior definition¹:

	Three Months Ended September 30,		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Paying clients	4,559	4,171	4,559	4,171
___________________________
¹ We previously defined paying clients, which was defined as the number of clients billed during the last month of a particular period. We changed our metric because we believe using the average number of paying clients across the entire period is a better reflection of our results during such period than the average paying clients for only the last month of the period and believe our modified definition will be less susceptible to monthly fluctuations and therefore more reliable when comparing period-to-period results.

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
Since the beginning of the pandemic, we have continued to grow our MAUs, reaching 13.9 million at September 30, 2021. While we believe, like other industries, the pandemic accelerated existing trends towards consumer adoption of online platforms, we cannot be certain to what impact, if any, the end of the pandemic will have on our MAUs or MAU growth.
We believe as we increase MAUs, we increase the value of our bundled SaaS solutions to business customers.

Current definition:

	As of September 30,
	2021	2020
MAUs (in thousands)	13,907	10,185

Prior definition¹:

	As of September 30,
	2021	2020
MAUs (in thousands)	13,028	10,185
___________________________
¹ When calculating our MAUs, we previously excluded the MAUs attributed to the Learn section of weedmaps.com, which we began tracking in March 2021. We believe including MAUs from the Learn section of weedmaps.com more accurately reflects our total MAUs. MAUs as of dates prior to March 31, 2021 do not include MAUs from our Learn section.
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
Growth and Retention of Our Paying Clients
Our revenue grows primarily through acquiring and retaining paying clients and increasing the revenue per paying client over time. We have a history of attracting new paying clients and increasing their annual spend with us over time, primarily due to the value they receive once they are onboarded and able to take advantage of the benefits of participating in our two-sided marketplace and leveraging our software solutions. Our monthly net dollar retention, which is defined as total revenue from clients in a given month who were paying clients in the immediately preceding month, averaged at 101% in the first nine months of 2021. Our monthly net dollar retention averaged 100% for the eleven months between February 1 and December 31, 2020 (we exclude January 2020 given the high level of client churn that we experienced as a result of our decision to remove clients in California who failed to provide valid licensing information at the end of 2019). We removed our paid Canada-based retail operator clients who failed to provide valid license information beginning in September 2020 (following the earlier removal of such Canada-based clients who were receiving free listing subscriptions), which resulted in a decrease in our overall net dollar retention by 7% for the period from September 2020 to December 2020. For fiscal years 2018-2019, our monthly net dollar retention averaged 98%.
Regulation and Maturation of Cannabis Markets
We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult use and the regulatory environment continues to develop. Thirty-seven U.S. states, the District of Columbia, Puerto Rico, and several U.S. territories have legalized some form of whole-plant cannabis cultivation, sales, and use for certain medical purposes. Eighteen of those states and the District of Columbia have also legalized cannabis use by adults for non-medical or adult-use purposes, and several other states are at various stages of similar legalization measures. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 13-year operating history to enter new markets.
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

Investments in Growth
We intend to continue to make focused organic and inorganic investments to grow our revenue and scale operations to support that growth.
Given our long operating history in the United States and the strength of our network, often businesses will initially list on our platform without targeted sales or marketing efforts by us. However, we plan to accelerate our investments in marketing to maintain and increase our brand awareness through both online and offline channels. We also plan to invest in expanding our business listings thereby enhancing our client and consumer experience, and improving the depth and quality of information provided on our platform. We also intend to continue to invest in several areas to continue enhancing the functionality of our WM Business offering. We expect significant near-term investments to enhance our data assets and evolve our current listings and software offerings to our brand clients, among other areas. We anticipate undertaking such investments in order to be positioned to capitalize on the rapidly expanding cannabis market.
During the three months ended September 30, 2021, we completed two acquisitions.
On September 3, 2021, the Company acquired certain assets of the Sprout business (“Sprout"), a leading, cloud-based customer relationship management (“CRM”) and marketing platform for the cannabis industry.
On September 29, 2021, the Company acquired all of the equity interests of Transport Logistics Holding Company, LLC (“TLH”), which is the parent company of Cannveya & CannCurrent. Cannveya is a logistics platform that enables the compliant delivery of cannabis and CannCurrent is a technology integrations and connectors platform facilitating custom integrations with third party technology providers.
We are working towards the integration of these businesses and will invest in them appropriately to scale both solutions in the fiscal year 2022. We will also continue to explore inorganic opportunities that can help support and accelerate growth opportunities and new market openings.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues	$50,884	$46,505	$138,969	$117,470

Operating expenses:
Cost of revenues	2,035	2,109	5,800	5,572
Sales and marketing	12,806	7,384	37,194	21,437
Product development	7,782	6,923	25,921	20,325
General and administrative	23,220	12,906	70,356	37,147
Depreciation and amortization	980	991	2,970	2,980
Total operating expenses	46,823	30,313	142,241	87,461
Operating income (loss)	4,061	16,192	(3,272)	30,009
Other income (expenses)
Change in fair value of warrant liability	45,837	—	83,628	—
Other expense, net	(300)	(662)	(6,341)	(1,277)
Income before income taxes	49,598	15,530	74,015	28,732
Provision for income taxes	393	—	242	—
Net income	49,205	15,530	73,773	28,732
Net income attributable to noncontrolling interests	28,370	—	48,675	—
Net income attributable to WM Technology, Inc.	$20,835	$15,530	$25,098	$28,732

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	100%	100%	100%	100%

Operating expenses:
Cost of revenues	4%	5%	4%	5%
Sales and marketing	25%	16%	27%	18%
Product development	15%	15%	19%	17%
General and administrative	46%	28%	51%	32%
Depreciation and amortization	2%	2%	2%	3%
Total operating expenses	92%	65%	102%	74%
Operating income (loss)	8%	35%	(2)%	26%
Other income (expenses)
Change in fair value of warrant liability	90%	0%	60%	0%
Other expense, net	(1)%	(1)%	(5)%	(1)%
Income before income taxes	97%	33%	53%	24%
Provision for income taxes	1%	0%	0%	0%
Net income	97%	33%	53%	24%
Net income attributable to noncontrolling interests	56%	—%	35%	—%
Net income attributable to WM Technology, Inc.	41%	33%	18%	24%
Comparison of Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Revenues	$50,884	$46,505	$4,379	9
Total revenues increased by $4.4 million, or 9% for the three months ended September 30, 2021 compared to the same period in 2020. The increase was driven by a 7% increase in average monthly revenue per paying client and a 2% increase in monthly average paying clients. Our growth in average monthly revenue per paying client reflects continued growth in our WM Business subscription offering and other ad solutions, more client engagement driven by the increased functionality across our WM Business suite of solutions and the impact of the pricing increase related to transitioning all of our standard listing subscription clients to our new WM Business subscription package at the beginning of 2021. These impacts were partially offset by the removal of Canada-based clients who had higher monthly spend than our average client base as well as the elimination of our technology services fee on all delivery orders. For the three months ended September 30, 2021, Featured Listing product, WM Business subscription offering and other ad solutions represented 56%, 22% and 22% of our total revenues, respectively.
During the second half of fiscal 2020, we discontinued our services to Canada-based retail operator clients who failed to provide valid license information, similar to the transition we implemented in California at the end of fiscal 2019 (beginning with clients receiving free listing subscriptions in June 2020 and continuing with paid listings starting in September 2020). Total revenue excluding Canada was $50.9 million for the three months ended September 30, 2021 compared $34.9 million in the same period in 2020. The increase of approximately $16.0 million, or 46% in total revenue excluding Canada was primarily driven by an 18% increase in the average monthly revenue per paying client and a 24% increase in average monthly paying clients.

Cost of Revenue

	Three Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Cost of revenues	$2,035	$2,109	$(74)	(4)
Gross margin	96%	95%
Cost of revenue was $2.0 million for the three months ended September 30, 2021 compared to $2.1 million for the same period in 2020. There were no material changes to the drivers of our cost of revenue.
Sales and Marketing Expenses

	Three Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$12,806	$7,384	$5,422	73
Percentage of revenue	25%	16%
Sales and marketing expenses increased by $5.4 million, or 73% for the three months ended September 30, 2021 compared to the same period in 2020. The increase was due to an increase in personnel-related costs of $3.2 million as a result of increased headcount, an increase in sales incentive plan compensation of $1.0 million due to higher revenues and an increase of $0.7 million in stock-based compensation expense recognized in 2021, an increase in online advertising of $0.6 million as more advertising options become available in the cannabis industry, an increase in branding and advertising of $0.5 million and an increase in consulting fees of $0.5 million.
Our stock-based compensation increased due in part to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the Business Combination. The increase in stock-based compensation expense was also driven by the issuance of restricted stock units to our employees during the third quarter of 2021.
Product Development Expenses

	Three Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Product development expenses	$7,782	$6,923	$859	12
Percentage of revenue	15%	15%
Product development expenses increased by $0.9 million, or 12% for the three months ended September 30, 2021 compared to the same period in 2020. This increase was primarily due to an increase in personnel-related costs of $4.6 million due to increased headcount and an increase of $1.9 million in stock-based compensation expense recognized in 2021, offset by capitalized software development costs of $3.7 million. Our stock-based compensation increased due in part to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the Business Combination. The increase in stock-based compensation expense was also driven by the issuance of restricted stock units to our employees during the third quarter of 2021.

General and administrative expenses

	Three Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
General and administrative expenses	$23,220	$12,906	$10,314	80
Percentage of revenue	46%	28%
General and administrative expenses increased by $10.3 million, or 80% for the three months ended September 30, 2021 compared to the same period in 2020. This increase was primarily due to an increase in insurance costs of $3.1 million as a result of additional insurance coverage as a public company, an increase in software costs of $0.6 million, an increase in allowance for doubtful accounts of $2.0 million and an increase in professional fees of $2.1 million. General and administrative expenses also increased due to an increase in stock-based compensation expense of $1.6 million recognized in 2021. Our stock-based compensation increased due in part to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the Business Combination. The increase in stock-based compensation expense was also driven by the issuance of restricted stock units to our employees during the third quarter of 2021.
Depreciation and Amortization Expense

	Three Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$980	$991	$(11)	(1)
Percentage of revenue	2%	2%
Depreciation and amortization expenses were consistent for the three months ended September 30, 2021 compared to the same period in 2020
Other Income (Expense), net

	Three Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$45,837	$—	45,837	100%
Other expense, net	(300)	(662)	362	(55)%
Other income (expense), net	$45,537	$(662)	46,199	N/M
Percentage of revenue	89%	(1)%
__________________
N/M - Not meaningful
Other income, net increased by $46.2 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase in other income was primarily due to changes in fair value of warrant liability of $45.8 million. The decrease in other expense, net of $0.3 million was primarily due to changes in foreign currency transaction losses.

Comparison of Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Revenue	$138,969	$117,470	$21,499	18%
Total revenue increased by $21.5 million, or 18% for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was driven by a 19% increase in average monthly revenue per paying client, partially offset by a 1% decrease in average monthly paying clients in the period as a result of factors described below. Our growth in average monthly revenue per paying client reflects continued growth in our WM Business subscription offering and other ad solutions, more client engagement driven by the increased functionality across our WM Business suite of solutions and the impact of the pricing increase related to transitioning all of our standard listing subscription clients to our new WM Business subscription package at the beginning of 2021. These impacts were partially offset by the removal of Canada-based clients who had higher monthly spend than our average client base as well as the elimination of our technology services fee on all delivery orders. For the nine months ended September 30, 2021, Featured Listing product, WM Business subscription offering and other ad solutions represented 56%, 23% and 21% of our total revenues, respectively.
During the second half of fiscal 2020, we discontinued our services to Canada-based retail operator clients who failed to provide valid license information, similar to the transition we implemented in California at the end of fiscal 2019 (beginning with clients receiving free listing subscriptions in June 2020 and continuing with paid listings starting in September 2020). Total revenue excluding Canada was $139.0 million for the nine months ended September 30, 2021 compared to $91.3 million in the same period in 2020. The increase of $47.7 million, or 52%, in total revenue excluding Canada was primarily driven by a 23% increase in average monthly revenue per paying client and a 24% increase in average monthly paying clients.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Cost of revenues	$5,800	$5,572	$228	4
Gross margin	96%	95%
Cost of revenues increased by $0.2 million, or 4% for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was due to an increase in web hosting and internet services of $0.8 million due to increased traffic to our website, offset by a decrease of $0.6 million in payment processing fees, as we provided more cost effective payment options to our clients.
Sales and Marketing Expenses

	Nine Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$37,194	$21,437	$15,757	74
Percentage of revenue	27%	18%
Sales and marketing expenses increased by $15.8 million, or 74% for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in personnel-related costs of $9.7 million, as a result of increased headcount, an increase in sales incentive plan compensation of $1.4 million due to higher revenues, and an increase in stock-based compensation expense of $4.5 million recognized in 2021, an increase in event costs of $2.4 million, primarily related to a large event held in the second quarter of 2021, an increase in online advertising costs of $1.7 million as more advertising options become available in the cannabis industry, an increase in outside services of $0.8 million and an increase in branding and advertising of $0.8 million. Our stock-based compensation increased due in part to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the

Business Combination. The increase in stock-based compensation expense was also driven by the issuance of restricted stock units to our employees during the third quarter of 2021.
Product Development Expenses

	Nine Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Product development expenses	$25,921	$20,325	$5,596	28
Percentage of revenue	19%	17%
Product development expenses increased by $5.6 million, or 28% for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was due to an increase in personnel-related costs of $8.9 million, as a result of increased headcount and an increase of $3.9 million in stock-based compensation expense recognized in 2021 and an increase in outside services of $0.4 million, offset by capitalized software development costs of $3.7 million. Our stock-based compensation increased due in part to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the Business Combination. The increase in stock-based compensation expense was also driven by the issuance of restricted stock units to our employees during the third quarter of 2021.
General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
General and administrative expenses	$70,356	$37,147	$33,209	89
Percentage of revenue	51%	32%
General and administrative expenses increased by $33.2 million, or 89% for the nine months ended September 30, 2021 compared to the same period in 2020. This increase was primarily due to an increase in personnel-related costs of $18.8 million as a result of an increase in stock-based compensation expense in 2021 of $15.3 million, bonuses paid related to the completion of the Business Combination and increased severance costs, an increase in insurance costs of $3.9 million due to additional insurance coverage as a public company, an impairment charge of $2.4 million related to a right-of-use asset, an increase in professional and consulting fees of $3.0 million, an increase in allowance for doubtful accounts of $2.4 million, an increase in rent expense of $0.8 million due to a new office lease that commenced in March 2020, and an increase in software cost of $1.4 million as we entered into new software service agreements to effectively operate the business. Our stock-based compensation increased due in part to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the Business Combination. The increase in stock-based compensation expense was also driven by the issuance of restricted stock units to our employees during the third quarter of 2021.
Depreciation and Amortization Expense

	Nine Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$2,970	$2,980	$(10)	—
Percentage of revenue	2%	3%
Depreciation and amortization were consistent for the nine months ended September 30, 2021 compared to the same period in 2020.

Other Income (Expense), net

	Nine Months Ended September 30,		Change
	2021	2020	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$83,628	$—	83,628	100
Other expense, net	(6,341)	(1,277)	(5,064)	397
Other income (expense), net	$77,287	$(1,277)	78,564	N/M
Percentage of revenue	56%	(1)%
__________________
N/M - Not meaningful
Other income, net increased by $78.6 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in other income was due to changes in fair value of warrant liability of $83.6 million, offset by an increase in other expense, net of $5.1 million. The increase in other expense, net was primarily due to warrant transaction costs of $5.5 million related to the Business Combination, offset by a decrease of $0.6 million related to changes in foreign currency transaction losses.
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
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Cash	$77,935	$19,919
Accounts receivable, net	12,784	9,428
Working capital	68,161	10,918

As of September 30, 2021, we have cash of $77.9 million. During the second quarter of fiscal year 2021, we completed the Business Combination, resulting in proceeds of approximately $80.0 million. The additional funds will be used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our near-term capital expenditures from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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

Cash Flows

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$25,173	$29,566
Net cash used in investing activities	$(23,246)	$(903)
Net cash provided by (used in) financing activities	$56,089	$(9,499)
Net Cash Provided by Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, impairment loss, stock-based compensation, provision for doubtful accounts, deferred taxes and the effect of changes in working capital.
Net cash from operating activities for the nine months ended September 30, 2021 was $25.2 million, which resulted from net income of $73.8 million, together with a net cash inflows of $3.0 million from changes in operating assets and liabilities, and non-cash items of $51.6 million, consisting of depreciation and amortization of $3.0 million, fair value of warrant liability of $83.6 million, impairment loss of $2.4 million, stock-based compensation of $23.6 million and provision for doubtful accounts of $3.0 million. The net cash inflows from changes in operating assets and liabilities were primarily due to a decrease in prepaid and other current assets of $6.5 million, an increase in accounts payable and accrued expenses of $0.3 million and an increase in deferred revenue of $2.5 million, offset by an increase in accounts receivable of $6.4 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash from operating activities for the nine months ended September 30, 2020 was $29.6 million, which resulted from net income of $28.7 million, together with a net cash outflows of $2.1 million from changes in operating assets and liabilities, and non-cash items of $3.0 million, consisting of depreciation and amortization. The net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivables of $4.3 million, a decrease in accounts payable and accrued expenses of $1.1 million and an increase in prepaid expenses and other current assets of $0.5 million. These changes were partially offset by an increase in deferred revenue of $3.2 million and a decrease in other assets of $0.5 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 was $23.2 million, which resulted from $16.0 million cash paid for acquisitions, $4.2 million cash paid for purchases of property and equipment, including certain capitalized software development cost and $3.0 million cash paid for other investments.
Cash used in investing activities for the nine months ended September 30, 2020 was $0.9 million for purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities
Net Cash provided by financing activities for the nine months ended September 30, 2021 was $56.1 million, which resulted from net proceeds from Business Combination of $80.0 million, offset by $18.1 million distribution payments to members, $5.6 million paid for the repurchase of Class B Units and $0.2 million repayment of notes payable to members.
Net cash used in financing activities for the nine months ended September 30, 2020 was $9.5 million, which resulted from $9.2 million distributions to members and $0.3 million paid for the repurchase of Class B Units.
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
Website and Internal-Use Software Development Costs
We capitalize certain costs related to the development of our SaaS solutions. In accordance with authoritative guidance, we began to capitalize these costs to develop certain software when preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. For the nine months ended September 30, 2021, we capitalized $3.7 million of costs related to the development of software applications.
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
Fair Value Measurements
We follow the guidance in ASC 820 - Fair Value Measurements for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period.
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
Interest Rate Fluctuation Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2021, we did not have any cash equivalents.
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
Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Except as set forth below, there have been no material changes to our risk factors since our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Additional Risks Related to the Cannabis Industry

We may be subject to Telephone Consumer Protections Act (TCPA) risks for our communications with customers.

Our acquisitions of Cannveya and Sprout will put us directly into contact with customers and their data. The Telephone Consumer Protections Act (TCPA) restricts calls or text messages to cellphones made using an “automatic telephone dialing system” without first obtaining the prior express consent of the called or texted party, in addition to other restrictions on contacting customers directly. Cannveya provides a means for our clients to communicate directly with their customers, and may expose us to potential lawsuits under the TCPA, if those third party clients do not adhere to TCPA restrictions. Even if the third party clients do adhere to the TCPA, we still run the risk of private lawsuits against us. While we have in place systems and policies for TCPA compliance, our direct communications with customers may put us at risk of a TCPA lawsuit.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

On September 3, 2021, the Company entered into the Asset Purchase Agreement with Sprout, Text Ripple, WM Loyalty, LLC, certain equity holders of Sprout and Text Ripple, and Jaret Christopher, as sellers’ representative pursuant to which the Company acquired certain assets of Sprout for a total consideration of approximately $31.2 million, including the issuance by the Company of 1,244,258 shares of Class A Common Stock. The shares were issued in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.

On September 28, 2021, Ghost Management Group, LLC, a subsidiary of the Company, entered into the Equity Interest Purchase Agreement with TLH, certain security holders of TLH, and Justin Morris, as sellers’ representative, pursuant to which the Company acquired all of the equity interests of TLH for total consideration of approximately $15.1 million, including the issuance by the Company of 694,540 shares of shares of Class A Common Stock. The shares were issued in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1#	Non-Employee Director Compensation Policy
31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________

#	Indicates management contract or compensatory plan, contract or agreement.
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

WM TECHNOLOGY, INC.

Date:	November 12, 2021	By:	/s/ Christopher Beals
			Name:	Christopher Beals
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Arden Lee
			Name:	Arden Lee
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)