Form 10-K
period 2021-12-31
WM TECHNOLOGY, INC.
filed 2022-02-25
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $874,935,735 based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 18, 2022, there were 70,399,067 shares of the registrant’s Class A common stock outstanding and 65,502,347 shares of Class V common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

INTRODUCTORY NOTE

WM Technology, Inc., formerly known as Silver Spike Acquisition Corp. (“Silver Spike”), was originally registered under the Companies Law of the Cayman Islands on June 7, 2019, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On June 16, 2021 (the “Closing Date”), Silver Spike, our predecessor company, consummated the Business Combination (defined below), which was previously announced, pursuant to that certain Agreement and Plan of Merger, dated December 10, 2020 (the “Merger Agreement”), by and among Silver Spike, Silver Spike Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Silver Spike (the “Merger Sub”), WM Holding Company, LLC, a Delaware limited liability company (“WMH” and when referred to in its pre-Business Combination capacity, “Legacy WMH”), and Ghost Media Group, LLC, a Nevada limited liability company, solely in its capacity as the initial holder representative. Pursuant to the Merger Agreement, Merger Sub merged with and into WMH, whereupon the separate limited liability company existence of Merger Sub ceased and WMH became the surviving company and continued in existence as a subsidiary of Silver Spike (the transactions contemplated by the Merger Agreement, referred to herein as the Business Combination). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Silver Spike changed its name to WM Technology, Inc.

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “WMH,” “we,” “us,” “our” and similar terms refer to WM Technology, Inc. and its consolidated subsidiaries (including Legacy WMH). References to “Silver Spike” refer to the predecessor company prior to the consummation of the Business Combination.

WM TECHNOLOGY, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K (“Annual Report”) primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe,” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” in this Annual Report and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under the section titled “Risk Factors” as part of your evaluation of an investment in our securities:

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

•The trading price of our Class A Common Stock and Warrants have been, and may continue to be, volatile, and the value of our Class A Common Stock and Warrants may decline.

PART I
ITEM 1.    BUSINESS

Our Company

WM Technology, Inc. is one of the oldest and largest marketplace and technology solutions providers exclusively servicing the cannabis industry, primarily consumers, retailers and brands in the United States state-legal and Canadian cannabis markets. Our business consists of our commerce-driven marketplace, Weedmaps, and our monthly subscription software offering, WM Business. Our Weedmaps marketplace provides information on the cannabis plant and the industry and advocates for legalization. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers. As of December 31, 2021, we had over 15 million monthly active users on our marketplace. We believe the size of our user base and the frequency of consumption of cannabis of that user base is highly valuable to our clients and results in clients paying for our services. WM Business, our subscription package, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands where clients receive access to a standard listing page and our suite of software solutions, including WM Orders, WM Dispatch, WM Store, WM Dashboard, our integrations and API platform, as well as access to our WM Retail and WM Exchange products, where available. We charge a monthly fee to clients for access to our WM Business subscription package and then offer other add-on products for additional fees, including our featured listings and our Sprout (customer relationship management) and Cannveya (delivery and logistics software) solutions. We sell our WM Business offering in the United States, currently offer some of our WM Business solutions in Canada and have a limited number of non-monetized listings in several other countries, including Austria, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada, and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or applicable national law. We are headquartered in Irvine, California.

WM Technology’s Product and Solution Ecosystem

We were founded in 2008 and operate a leading online marketplace with a comprehensive set of eCommerce and compliance software solutions sold to retailers and brands in the U.S. state-legal and Canadian cannabis markets. The Company’s mission is to power a transparent and inclusive global cannabis economy. We address the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis users in a legally compliant fashion with our Weedmaps marketplace and WM Business software solutions. Over the past 13 years, we have grown the Weedmaps marketplace to become a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, permitting product discovery and order-ahead for pickup or delivery by participating retailers. WM Business is a set of eCommerce-enablement tools designed to help our retailer and brand clients get the best out of their Weedmaps experience, while creating labor efficiency and managing their compliance needs.

The state-legal cannabis industry in the United States has grown consistently in recent years and is expected to double between 2020 and 2025 (according to Arcview Market Research/BDS Analytics1), with 91% of U.S. adults now in support having legal access to medical and/or adult-use cannabis. Despite these expectations of growth, the regulated cannabis market in the United States is still nascent and fragmented, with significant challenges facing both consumers seeking to understand cannabis and the cannabis industry and businesses seeking to effectively market to cannabis consumers as well as compliantly manage their operations. Cannabis users within the United States represent less than 13% of the adult population as of December 31, 2020, with those consuming at least one time a month representing an even smaller percentage, according to the National Survey on Drug Use and Health estimates. As of December 31, 2021, there were approximately 11,700 retail licenses across U.S. and Canadian markets with medical and/or adult-use regulations in place, which is an effective retail density of approximately one retail license per 22,000 residents across these markets in the aggregate, based on data available from individual governmental cannabis license databases, U.S. Census Bureau estimates and Statistics Canada for both licenses and population.

In addition to these nascent consumer and business dynamics, cannabis itself is a highly complex, highly regulated and non-shelf stable consumer good spanning hundreds of strains and a growing set of form factors available for consumption across flower, pre-rolls, vapes, edibles, tinctures, and concentrates. Despite these complexities, consumers seeking information regarding cannabis still expect the same ease of product discovery and price comparison across multiple channels, and transparency of information from cannabis businesses that they expect from other retailers or brands. These consumer expectations, coupled with the lack of normalized product information in the industry in addition to the unique attributes of cannabis as a nascent and highly regulated consumer product, create significant challenges for retailers and brands who serve cannabis users. Retailers and brands must meet these consumer expectations and provide omni-channel engagement opportunities with the same level of (i) service, (ii) richness of product information, (iii) ability to compare prices, and (iv) ease of product and brand discovery that consumers would receive when researching other consumer product categories. Further, brands are limited in their ability to market and sell directly and need to find ways to communicate to consumers. At the same time, these businesses must comply with a rapidly evolving legal and regulatory landscape that differs by state and across cities and counties within each state, creating challenges in the ability to scale in a capital-efficient way.

Although we began as a marketplace, over the past few years, we have developed and launched several SaaS solutions for our retailer and brand clients. These solutions now comprise an integrated platform for retailers and brands, which we call “WM Business”. WM Business is a set of e-commerce enablement tools designed to help our retailer and brand clients get the best out of their Weedmaps experience, while creating labor efficiency and managing their compliance needs, which can include, depending on each state’s regulations, inventory management, separating sales to medical versus recreational users, product dollar limits in delivery vehicles and GPS tracking of delivery fleet. We offer this functionality through a packaged software solution that includes (based on availability within any given market and state-level regulations) (i) a listing page with product menu on weedmaps.com, our iOS Weedmaps mobile application and our Android Weedmaps mobile application, which allows clients to disclose their license information, hours of operation, contact information, discount policies, and other information that may be required under applicable state law, (ii) the ability to receive reservations of products for pickup by consumers or delivery to consumers (either on weedmaps.com, on a white labeled WM Store site or third-party sites through our orders and menu embed product), thereby allowing inventory forecasting and helping retailers ensure sufficient staff are present to confirm product availability (and complete orders and process payments – both of which only occur outside the Weedmaps marketplace), (iii) logistics software such as driver apps and fleet-tracking tools to permit legal compliance with state delivery regulations, (iv) customer relationship management software, (v) access to our application program interface (“API”), and integrations platform for real-time connectivity between WM Business and to a point-of-sale system (“POS”) to streamline workflows, and promoting compliance through accuracy (vi) analytics dashboards, (vii) a WM-owned point-of-sale system (where available) and (viii) access to our online wholesale exchange marketplace to browse brand catalogs and efficiently identify brands to obtain inventory from (and review license information and certificates of analysis, among other compliance features). We also offer a growing set of offerings for brands to reach consumers and retailers as well as manage their brand catalog information.

Our WM Business solution is sold as a monthly subscription package. We also offer several upsell and add-on products that allow businesses to have more prominent placement on the Weedmaps marketplace either through featured
1 Arcview Market Research/BDS Analytics - The State of Legal Cannabis Markets, 8th Edition report.

listings, display ads or promoted deal offerings. Additionally, we have CRM, logistics and fulfillment software and driver app solutions available as add-on solutions. We sell our WM Business offerings in the United States, currently sell a subset of them in Canada, and we have a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain, and Switzerland. As of December 31, 2021, we actively operated in over 20 U.S. states and territories that have adult-use and/or medical-use regulations in place. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly recurring revenue.

As we continue to expand the presence and increase the number of consumers on the Weedmaps marketplace and broaden our SaaS offerings, we generate more value for our business clients. As we continue to expand the presence and increase the number of cannabis businesses listed on weedmaps.com, we become a more compelling marketplace for consumers. To capitalize on the growth opportunities of our two-sided marketplace and solutions, we plan to continue making investments in raising brand awareness, increasing penetration within existing markets and expanding to new markets, as well as continuing to develop and monetize new software solutions to extend the functionality of our platform, deepening the consumer experience with our platform, and providing a high level of support to our business clients.

While the cannabis industry is still in the early innings of what could be decades of growth, we have established a leading position and a recognized brand given our 13-year operating history. Over the coming years, we plan on expanding our solutions and service offerings.

Challenges in Our End-Markets

Despite cannabis being a large and growing sector in the U.S., we believe that cannabis is unlike many other consumer goods and retail categories for a number of reasons:

•Cannabis as a regulated industry is still in a nascent stage of development.
•Cannabis users are less than 13% of the U.S. adult population today without a “typical” user profile.
•Regulations governing cannabis are complex and vary state-by-state and by city and county within states.
•Cannabis has wide variance in characteristics that make it complex for consumers to make an informed purchase decision.
•Cannabis is a perishable good with a lack of product homogeneity.
•Brands are only in the early innings of establishing a consumer presence.
•Competition with the illicit market is still an issue, particularly in states like California.

Our Solution

Our solutions are designed to address these challenges facing cannabis consumers and businesses. The Weedmaps marketplace allows cannabis users to search for and browse cannabis products from retailers and brands, and ultimately reserve products from certain local retailers, in a manner similar to other technology platforms with breadth and depth of product, brand, and retailer selection (although confirmation of orders and processing of payments only occur outside the Weedmaps marketplace through third-party service providers directly by our clients). With the development of our WM Business SaaS solution, we offer an end-to-end platform for licensed cannabis retailers to comply with state law. We sell a monthly subscription offering as well as upsell and add-on offerings to licensed clients, which include both dispensaries, delivery services and brands. Our current solutions include:

•WM Business subscription offering. Our WM Business monthly subscription package consists of the following solutions, the availability of which depends on the client’s market:

◦WM Pages. Listing page with product menu, which allows clients to disclose their license information, hours of operation, contact information, discount policies, and other information that may be required under applicable state law.

◦WM Orders. Transmission of requests for reservation of products for pick-up by consumers or delivery to consumers, allowing retailers to confirm product availability (and to complete orders and process payments - both of which only occur outside the Weedmaps marketplace). Weedmaps serves only as a portal, passing a consumer’s inquiry to the dispensary. After a dispensary receives the order request from the consumer, the dispensary and the consumer can continue to communicate, adjust items in the request, and handle any stock issues, prior to and while the dispensary processes and fulfills the order.

◦WM Dispatch. Together with Cannveya (described below), WM Dispatch provides logistics and fulfillment software and driver apps, which provide tools that can be used for legally compliant delivery and tracking of product reserved online through WM Orders and real-time routing and tracking of the state-licensed delivery fleet.

◦WM Dashboard. Insights dashboard, which provides data and analytics on user engagement and traffic trends to a client’s listing page.

◦WM Store. Orders and menu embed, which allows retailers and brands to import their Weedmaps listing menu or product reservation functionality to their own white-labeled WM Store site or separately owned third party sites in a labor-efficient way to manage their online presence, inventory, and compliance workflows both on weedmaps.com and their separately branded sites. While WM Store permits consumers to reserve products, confirmation of product availability, final order entry, order fulfillment and processing of payments all take place outside of the Weedmaps marketplace.

◦Integrations and APIs. A platform of integrations and API tools or bespoke solutioning to integrate a business into the WM Technology ecosystem. This creates business efficiencies and improves the accuracy and timeliness of information across Weedmaps, creating a more positive experience for consumers and businesses.

◦In a limited number of U.S. markets, we offer WM Retail, our retail POS system, which provides inventory management and track-and-trace compliance reporting functionality along with built-in integrations with the listing page product menu and digital product reservation functionality to stream-line workflows, and WM Exchange, our wholesale online exchange, which allows retailers to browse brand catalogs and identify brands to obtain inventory from and brands to manage their customer relationships and wholesale operations.. We no longer plan to expand the availability of these products into additional states, but instead plan to focus POS-related and B2B-related efforts on our API integrations with third-party POS providers, which we believe make the Weedmaps marketplace more attractive for retailers who use a third party POS.

•Additional offerings for subscription clients. We offer several add-on and upsell solutions only to paying subscription clients, including:

◦Featured listings on our weedmaps.com marketplace; and

◦Promoted deals, which allows retailers to showcase discounts (as is required by applicable law in some jurisdictions) and promotions on products to assist price-conscious consumers.

•Additional a la carte products.

◦Advertising solutions. We also provide several a la carte advertising solutions including banner ads and promotion tile cards on our Weedmaps marketplace, as well as banner ads that can be tied to keyword searches. These products provide clients with targeted ad solutions in highly visible slots across our digital surfaces. Additionally, in the fourth quarter of 2021, we began testing a multi-channel media offering product to our clients and the development of this product will continue into 2022.

◦Sprout. In September 2021, we acquired certain assets of the Sprout business (“Sprout”). Sprout is a cloud-based customer relationship management (“CRM”) and marketing platform with the ability to run text messaging, email, and loyalty campaigns to retarget and reengage cannabis consumers.

◦Cannveya. In September 2021, we acquired Transport Logistics Holding Company, LLC, which is the parent company to Cannveya. Together with WM Dispatch, these services provide logistics and fulfillment software and driver apps, which provide tools that can be used for legally compliant delivery and tracking of product reserved online through WM Orders and real-time routing and tracking of the state-licensed delivery fleet.

Our Competitive Strengths

Since our founding in 2008, we have grown to become a leading provider of technology solutions to the cannabis industry by leveraging our competitive strengths, including:

Long History as a Technology Leader Serving the Cannabis Industry. Founded in 2008, we have a long history and established relationships with cannabis businesses and consumers across the United States. This has given us several competitive strengths, such as scale, attractive operating margins, and local insights into emerging consumer and business trends across many markets. Our policy and government relations expertise allows us to anticipate and react quickly to changes in cannabis regulations and informs all aspects of our business, including our product ideation, development and go-to-market strategies.

Largest Two-Sided Platform for Cannabis Businesses and Consumers. We estimate that approximately 55% of all licensed cannabis retailers across the U.S. markets are our paying clients on the platform as of December 31, 2021. As we continue to increase the number of users on our platform, we generate more engagements and more easily persuade our business clients to consolidate their service providers by switching to our value-priced WM Business bundled solution. As we continue to increase the number of businesses on our marketplace, we become a more compelling platform for users. As more businesses and users join the platform, we gain a richer trove of industry data to perform market research and assist in product development and improvement. The result is a self-reinforcing, mutually beneficial, two-sided network effect, which we believe is difficult to replicate.

The Only Fully-Integrated Business-in-a-Box SaaS Solution Specific to the Cannabis Industry. Our WM Business is the industry’s only comprehensive business-in-a-box solution and incorporates embedded compliance functionality so that our clients comply with state law through integrated software solutions ranging from live menus, logistics and fulfillment, CRM, POS integrations, inventory management, and data and analytics. We believe we are the only platform servicing cannabis that combines both marketplace and software - most other technology providers offer single-point software solutions without the marketplace or marketplace without software. We believe we offer the only comprehensive software platform that allows cannabis retailers to reach their target audience, quickly and cost effectively, addressing a wide range of needs. Our platform also features self-service administrative functionality that enables clients to manage their listings page, including adding images, adjusting their menus, editing product information and responding to reviews as well as analyzing traffic trends.

Unique and Growing Data Asset. Given our established presence, scale, and the breadth of product offerings that provide us with a high volume of retail-level information and user insights, we have a growing and unique first-party data asset. Currently, the cannabis industry has few reliable sources of fulsome datasets. Our data gives us insights on local market trends and the shape of the consumer journey from exploration and discovery to point of direct interaction with retailers across multiple retailers, brands and products. As our network of clients and consumers continues to grow, our data set will become deeper and richer, increasing its value and our potential monetization opportunities.

Ability to Innovate Rapidly and Launch New Products Efficiently at Scale. We have an agile product innovation and deployment process. Our sales team frequently engages with our paid clients about the products they use, as well as their business objectives and performance. We constantly strive to generate product ideas through this deep engagement with our clients, as well as empirical research. During the initial development phases, we test a proposed offering with relevant areas of our business such as sales, government relations and compliance, legal, marketing, and technology, and use the resulting cross-functional input to develop a clear business rationale and explicit articulation of the goals, client problems that need to be solved, compliance features that need to be incorporated, and potential product-market fit prior to the investment of developer time and company resources. We leverage reusable microservices architecture and modular technology that can be redeployed across multiple new offerings for quicker development cycles. This streamlined approach yields smaller initiatives requiring less investment, enabling us to deliver cost-effective product innovation at a rapid pace.

Capital-Efficient Business Model with Strong Cashflow Generation. We operate a cloud-based platform, and unlike other cannabis-related businesses, we require minimal physical footprint and are not directly exposed to fluctuations in product input costs. We do not require real estate or other significant capital outlays to enter new markets. Our offerings can be efficiently customized to new markets to facilitate expansion, which provides significant flexibility to scale and enter new markets with minimal investment. The capital-efficiency of our business model is evidenced by our robust margin profile and high level of EBITDA converting to free cash flow while achieving our growth.

Operationally-Focused Management Team with Deep Experience. Our executive leadership team has over 100 years of cumulative professional experience spanning the technology, consumer, retail, legal and financial services industries, with a track record of operational execution and driving growth. Our Chief Executive Officer, Christopher Beals, established our government relations, legal and compliance functions, built-out the senior leadership team, and developed (and led the execution of) our “business-in-a-box” strategy. We believe our deep knowledge of our end-markets and broad-based operational expertise spanning several industry sectors provides a key competitive advantage in executing against our growth strategy.

Our Growth Strategy

As a leading marketplace and software platform, our goal is to not only grow our market share but to grow the entire market by influencing policy promoting wider access to licensed cannabis, educating consumers on how to shop for cannabis and providing licensed operators with the tools they need to access users and grow their businesses. However, given our share of cannabis consumers and businesses, we believe we are well-positioned to capitalize on underlying growth across our end-markets by executing against our strategy as follows:

•Grow Our Two-Sided Marketplace. Our goal is to be the center of commerce for consumers seeking cannabis. To support this goal, we intend to continue growing the number of consumers on our platform through original content that educates, entertains, facilitates discovery of new products, increases awareness of our platform and encourages repeat usage. As we grow our users and user engagements, we will continue to engage with our clients to demonstrate the value we believe they receive on our platform and can convince more businesses to increase adoption of our WM Business services through our WM Business subscription offering and additional offerings.

•Expand Our Existing Markets and Enter New Markets. We have a significant opportunity to grow our client base both within existing markets that are continuing to grow and new markets as they become open to regulated cannabis. Although we are increasingly becoming a more nationally-recognized brand, we are monetizing our platform in over 20 U.S. states and territories, as of December 31, 2021. Based on our internal research, we believe the minimum level of acceptable retail density to have a healthy and functioning licensed market is a minimum of one licensed retailer per 10,000 residents. Many of the U.S. states where we operate today are still under-penetrated with low levels of licensed retail density.

We believe that there are tremendous growth opportunities for us within our existing markets as retail licenses continue to be issued, and states move towards, and beyond, the one retail license per 10,000 people ratio. As of December 31, 2021, there were approximately 11,700 existing retail licenses across the United States and Canada markets. Assuming no cap on the number of licenses issued or other restrictions on the number of licenses issued, if these same markets were to issue enough licenses to match a ratio of one license per 10,000 residents, approximately 10,000 new retail licenses would be issued. This may require continued liberalization of license restrictions across cities and counties within certain of our states where we do business today. With the momentum of state legalization, including a sweep of ballot initiatives in five states during the most recent election, we believe that legalization by additional states and eventually the U.S. government is inevitable. Assuming no cap on the number of licenses issued or other restrictions on the number of licenses issued, if the entire United States and Canada reached a minimum level of density of one license per 10,000 residents, we believe the total universe of retail licenses would reach approximately 37,500, which is approximately 3.2 times the current count of retail licenses in the United States and Canada as seen below. This represents a significant growth opportunity for us as every new retail license issued is an opportunity to onboard a new client onto our platform and increase their monthly spend as they leverage more of our services, solutions and upsell / add-on products.

Expand our WM Business SaaS solution and grow Gross Merchandise Value (“GMV”). We intend to continue expanding the functionality of our WM Business solutions through additional offerings of premium analytics, CRM, and loyalty tools, among other solutions, which we intend to monetize through additional higher priced tiers within our subscription offering. We will continue to expand the availability of our POS integrations across additional states. We also are continuously improving the base-level functionality across our WM Business solutions. We believe these initiatives will result in a more engaged client who utilizes more of our services across our platform and is more ripe for monetization opportunities over time. While we do not believe GMV is a driver of our revenue currently, GMV could represent significant monetization potential over time to the extent U.S. federal regulations allow us to monetize our clients’ currently off-platform transaction activity through take-rates or payment fees, which we do not engage in today.

Pursue Strategic Acquisitions. We take a measured approach to acquisition-related growth, preferring to selectively make strategic software acquisitions, such as our recent transactions for Sprout, Cannveya and CannCurrent, that complement our existing offerings. We intend to continue selectively pursuing opportunities to invest in and acquire technology offerings that allow us to accelerate our growth.

Competition

Our direct competitors for individual components of our platform include cannabis-focused, technology companies like Leafly (for retailer listing pages), Dutchie and Jane Technologies (for menu embed and orders functionality), Leaflink and Leaf Trade (for B2B sales) and a variety of cannabis-focused point-of-sale providers, marketing and advertising technology solutions. In addition, for our retail listing pages, our platform may also compete with current or potential products and solutions offered by internet search engines and advertising networks like Google, Yelp, various other newspaper, television and media companies, as well as outdoor billboard advertising. We believe that the principal competitive factors in our market include the scale of our network, comprehensiveness of offerings, ease of adoption and use, and ability to facilitate compliance with the complex, disparate regulations applicable to businesses operating in the cannabis industry, breadth and trustworthiness of information available to consumers, and brand. We believe we compete favorably based on these factors.

For additional information about the risks to our business related to competition, see the section entitled “Risk Factors-Risks Related to our Business and Industry—We currently face intense competition in the market, and we expect competition to further intensify as the cannabis industry continues to evolve.”

Sales and Marketing

Sales

Our sales team is primarily based out of our Irvine, California headquarters. Members of our sales team are knowledgeable about the products and add-ons that we offer, such as our Deals platform or WM Orders, and assist new and existing clients with our platform.

We generate many leads for new listing pages through the applicable state cannabis regulators’ lists of licensees. Other leads are created from inbound requests by applicants for cannabis licenses to begin establishing their business’ presence on our platform pending an expected cannabis license.

Marketing

We believe the quality and strength of our platform is our most valuable marketing asset, the vast majority of business sales leads being inbound. Our marketing strategy, across both consumers and businesses, consists of user acquisition, brand marketing, communications and field marketing.

Our consumer marketing efforts focus on driving awareness of the platform, acquiring new users who may be interested in the platform and increasing engagement of existing users. To augment the engagement of our platform, we employ a series of lifecycle marketing, social media and SEO tactics that have increased our direct & organic traffic. Though many traditional paid marketing channels (such as broadcast television or Google search and display ads) are not available to platforms in the cannabis industry, we have been able to build a reliable network of online tactics that allow us to accelerate the growth of our consumer base at very competitive customer acquisition costs. Additionally, we seek key broad consumer opportunities to cement our place in consumers’ minds as the premier cannabis marketplace such as our August 2021 partnership announcement with Kevin Durant and Thirty Five Ventures and sponsorship deal with the Boardroom, our second virtual 4/20 event, “Even Higher Together,” to celebrate the holiday which was hosted by Snoop Dogg, as well as the 2020 sponsorship of the Mike Tyson vs. Roy Jones, Jr. pay-per-view fight, one of the top 10 most purchased combat sports events of all time.

Our business marketing focus is to drive awareness of the breadth of our software offering among cannabis retailers and brands, given how nascent some of our newer offerings are. We do so through direct physical and digital marketing, working with local cannabis business associations, and through lifecycle marketing with existing clients. Given the strength of our brand, we have seen strength in performance of our tactics in what is a crowded market, easing the acquisition or upsell process for our sales team.

Social Impact

To support the growth of an inclusive cannabis industry, we participate in policy panels and organize educational sessions to educate attendees about the importance of social equity programs and other policy initiatives that are designed to ensure the ability of people of color and those impacted by the war on drugs to participate in the legal cannabis markets that are opening (i.e. social equity licensing programs). Additionally, our policy team has drafted white papers and mock legislative provisions that are designed to support the enactment of social equity licensing programs and advocates for state and local governments to enact social equity licensing programs. We have also established a program, WM Teal, which stands for “Together for Equity Access and Legislation”, through which we provide free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs.

Research and Development

Our product development efforts focus on adding new features and solutions to our platform, as well as increasing the functionality and enhancing the ease of use of our platform. While we expect research and development expenses to increase as we continue to increase the functionality of our platform, we expect our research and development expenses to remain the same percentage of total revenues.

Intellectual Property

Our intellectual property and proprietary rights are valuable assets that are important to our business. In our efforts to safeguard our copyrights, trade secrets, trademarks and other intellectual property rights worldwide, we rely on a combination of federal, state, common law and international rights in the jurisdictions in which we operate.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names, taglines and logos in the United States, Canada, the European Union and other jurisdictions to the extent we determine they are appropriate and cost-effective.

As of December 31, 2021, we have been issued trademark registrations in the United States, Canada, Japan, the European Union, the United Kingdom and Mexico. We have also been issued an international trademark registration with designation in Australia and the European Union for “Weedmaps.” As of December 31, 2021, we have pending trademark applications in the United States covering: “WM TECH” and “WM TECHNOLOGY”, as well as a pending trademark application in the United States covering “Weedmaps” for delivery platform services. We also have pending trademark applications in Canada covering “Weedmaps”.

In addition to our numerous trademark applications and registrations, we have been issued copyright registrations in the United States for our weedmaps.com website, “Grow One,” and two versions of our Lab API documentation. Further, we own several domain names, including: weedmaps.com, marijuana.com, cannabis.com, wmpolicy.com, themuseumofweed.com, wm-retail.com, wmforbusiness.com and WM store. Our trademarks and domain names are material to our business and brand identity.

We also rely on non-disclosure agreements, invention assignment agreements, intellectual property assignment agreements, or license agreements with employees, independent contractors, consumers, software providers and other third parties, which protect and limit access to and use of our proprietary intellectual property.

Though we rely, in part, upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, as well as the functionality and frequent enhancements to our platform are larger contributors to our success in the marketplace.

Circumstances outside our control could pose a threat to our intellectual property rights. For more information, see the section entitled “Risk Factors—Risks Related to our Business and Industry.”

People Operations and Human Capital Resources

As of December 31, 2021, we had 606 full-time employees and 1 part-time employee, including 242 in engineering, product and design, 264 in sales and marketing, and 101 in general and administrative and professional services. Of these employees, 595 are located in the United States, and 12 are located in Canada.

We believe that being able to attract and retain top talent is both a strategic advantage for us and necessary to realize our mission of powering a transparent and inclusive global cannabis economy. Our position as a leading technology provider to the cannabis industry helps us attract high caliber employees who are technologically skilled and also passionate about our mission and products. We devote substantial resources to this task. Our dedicated, best-in-class Talent Acquisition team is focused on finding and attracting diverse and capable talent, and our People & Culture team is set on building a world class employer of choice for that talent once they get here. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

Government Regulation

Numerous countries and territories have moved in recent years to regulate and tax cannabis, particularly medical cannabis. Most of these jurisdictions present complex regulatory regimes that require licensed operators to comply with substantial reporting, testing, packaging, distribution, and security requirements.

United States and Territories

Notwithstanding the trend toward further state legalization, the U.S. government continues to categorize cannabis as an illegal Schedule I controlled substance, and accordingly the cultivation, processing, distribution, sale, advertisement of sale and possession by our customers violate federal law, as discussed further in the sections entitled “Risk Factors—Risks Related to our Business and Industry.”

While the Obama and Trump administrations have had different stated policies, including the latter’s less friendly position on the industry, the U.S. federal government has not prioritized the enforcement of the CSA’s prohibition on cannabis against cannabis companies complying with the state law and their vendors for over seven years.

Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. Federal courts have held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws.

During his campaign, President Biden promised federal reform on cannabis, including decriminalization generally. While the administration since has shown little interest in cannabis reform, Biden’s pledge to “decriminalize” cannabis may reasonably be interpreted to mean that any Attorney General under his administration will order U.S. Attorneys not to enforce the federal cannabis prohibition against state law compliant entities and others legally transacting business with them.

Although the U.S. Attorney General, Merrick Garland, could issue policy guidance to federal prosecutors that they should not interfere with cannabis businesses operating in compliance with states’ laws, any such guidance would not have the force of law, and could not be enforced by the courts. During his confirmation hearing before the U.S. Senate, Judge Garland testified that prosecuting state-legal cannabis companies would not be a “useful use of limited resources.” Therefore, the status quo of federal non-enforcement is likely to continue for the foreseeable future, though of course that is not certain. While industry observers are hopeful that changes in Congress and the Senate, along with a Biden presidency, will increase the chances of cannabis or at least cannabis-banking reform, it is not a certainty. A number of bills would affect the legal status of cannabis. The Secure and Fair Enforcement (“SAFE”) Banking Act, would allow financial institutions to legally provide services to state-licensed and compliant cannabis operators, and has passed the House of Representatives but not the Senate. A number of other bills expected to be introduced or reintroduced into the 117th Congress could affect the legal status of cannabis in the United States, though whether any of them will become law is uncertain. Senators Cory Booker (D-NJ), Ron Wyden (D-OR) and Chuck Schumer (D-NY) released a discussion draft of proposed legislation, the Cannabis Administration And Opportunity Act, which they plan to introduce as a bill that would decriminalize cannabis and expunge prior cannabis convictions. Recently introduced into Congress is another bill, the States Reform Act, introduced by Rep. Nancy Mace (R-SC), which would repeal the federal prohibition of cannabis. Based on the momentum seen last year, legislative efforts to legalize cannabis or cannabis banking at the national level are likely to continue in 2022.

Some of our retail clients sell products with CBD derived from hemp with and without THC from non-hemp cannabis. Until recently, hemp and hemp’s extracts (except mature stalks, fiber produced from the stalks, oil or cake made from the seeds and any other compound, manufacture, salt derivative, mixture or preparation of such parts) were illegal Schedule I controlled substances under the CSA. The Agricultural Act of 2014, Pub. L. 113-79 (the “2014 Farm Bill”) authorized states to establish industrial hemp research programs. The majority of states established programs purportedly in compliance with the 2014 Farm Bill. Many industry participants and even states interpreted the law to include “research” into the commercialization of, and commercial markets for, CBD from hemp, including products containing CBD.

In December 2018, the U.S. government changed hemp’s legal status. The Agriculture Improvement Act of 2018, Pub. L. 115-334 (the “2018 Farm Bill”), removed hemp and extracts of hemp, including CBD, from the CSA schedules. Accordingly, the production, sale and possession of hemp or extracts of hemp, including certain CBD products, no longer violate the CSA. The states have implemented a patchwork of different laws on hemp and its extracts, including CBD. Additionally, the FDA claims that the Food, Drugs & Cosmetics Act significantly limits the legality of hemp-derived CBD products.

We have been neither a defendant in a criminal action nor the subject of a civil or regulatory enforcement proceeding, prosecuted by a U.S. governmental authority based on our provision of products and solutions to the cannabis industry. In addition, we believe that Section 230 provides immunity from civil and state criminal liability to internet service provider intermediaries in the United States, such as us, for content provided on their platforms that they did not create or develop. We do not create or develop the information that appears on our clients’ listing pages and other advertising placements, although our moderation teams may take down a client’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our site, such as WM News, WM Learn and WM Policy. All of these sections are general news and information, and none of these sections are advertisements for, or listing pages of, cannabis businesses. For additional information about Section 230, see the sections entitled “Business—Overview” and “Risk Factors—Risks Related to our Business and Industry.” Our clients are subject to licensing and related requirements under applicable laws and regulations, and our own compliance policies, and some of our clients currently and in the future may not be in compliance with all such requirements. Currently, we require all cannabis retailers on Weedmaps to display a valid, unexpired state-issued license number on their listing. We have a dedicated Trust and Safety team that reviews license information, both on submission and on an ongoing basis, to ensure validity and accuracy. For certain Weedmaps products or services, we may request additional verification and documentation. Additionally, we require contractual representations and warranties from our clients that they are complying with state law. If, despite our policies to verify state-licensure, unlicensed or noncompliant businesses are able to access our products, it could subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation.

Canada

Medical cannabis has been legal in Canada since 1999 through various regulatory regimes. On October 17, 2018, the Cannabis Act (Canada) came into force. The Cannabis Act governs both the medical and the regulated adult-use markets in Canada. Prior to October 17, 2018, legal access to and use of medical cannabis in Canada was regulated under the Controlled Drugs and Substances Act and the associated Access to Cannabis for Medical Purposes Regulations, or ACMPR. Under the Cannabis Act, holders of licenses to cultivate and/or process cannabis are also permitted to supply cannabis under their existing licenses obtained pursuant to the ACMPR to the regulated adult-use market.

The distribution and sale of cannabis for adult use is regulated separately by each provincial and territorial government, and as such, regulatory regimes vary from jurisdiction to jurisdiction. In each of the provinces and territories, except for Saskatchewan, a provincial distributor is responsible for purchasing cannabis from producers and selling products to its regulated retail distribution channels. In addition, in each province and territory, other than Saskatchewan and Manitoba, the provincial distributor is solely responsible for online sales. With respect to retail sales of cannabis, other than online sales, the provincial and territorial regulations in Prince Edward Island, Nova Scotia, New Brunswick, Quebec, and the Northwest Territories allow only for government-run cannabis stores, while the provincial and territorial regulations in Ontario, Manitoba, Saskatchewan, Alberta and Yukon leave the retail sale of cannabis, other than online sales, to the private sector. In Newfoundland, British Columbia and Nunavut, provincial and territorial regulations allow for a hybrid model in which both public and private stores can operate.

The regulations promulgated under the Cannabis Act, or the Cannabis Regulations, provide more detail on the medical and adult-use regulatory regimes for cannabis, including regarding licensing, security clearances and physical security requirements, product practices, outdoor growing, security, packaging and labelling, cannabis-containing compounds, document retention requirements, reporting and disclosure requirements, the new access to cannabis for medical purposes regime and industrial hemp regulations (both of which are substantially similar to the medical cannabis and industrial hemp regulatory regimes that existed prior to the Cannabis Act coming into force). Under the Cannabis Act and the Cannabis Regulations, Health Canada has been granted the authority to issue a wide range of licenses, including licenses for standard cultivation, micro-cultivation, industrial hemp cultivation and nursery cultivation, licenses for standard processing and micro- processing, and sales licenses.

The Cannabis Act prohibits all cannabis promotion unless specifically authorized thereunder. Under Subsection 17(1) of the Cannabis Act, it is prohibited to promote cannabis or a cannabis accessory or any service related to cannabis, including (a) by communicating information about its price or distribution; (b) by doing so in a manner that there are reasonable grounds to believe could be appealing to young persons; (c) by means of a testimonial or endorsement, however displayed or communicated; (d) by means of the depiction of a person, character or animal, whether real or fictional; or (e) by presenting it or any of its brand elements in a manner that associates it or the brand element with, or evokes a positive or negative emotion about or image of, a way of life such as one that includes glamour, recreation, excitement, vitality, risk or daring.

Authorized promotions under the Cannabis Act include those by licensed businesses and others, limited to informational content or brand preference promotion. Informational promotion is promotion that contains factual information to the consumer about cannabis, cannabis accessories, and services related to cannabis, including their availability and price. Brand-preference promotion is promotion of cannabis, cannabis accessories, and services related to cannabis based on their brand characteristics. Businesses that are authorized to produce, sell or distribute cannabis under the Act may promote cannabis by means of an informational promotion or brand preference promotion so long as the person responsible for the promotion, if a telecommunication, has taken reasonable steps to ensure that the promotion cannot be accessed by a young person.

As discussed elsewhere in this prospectus, we believe that Section 230 provides immunity from civil and state criminal liability to internet service provider intermediaries in the United States, such as us, for content provided on their platforms that they did not create or develop. While Article 19.17.2 of the United States-Mexico-Canada Agreement (“USMCA”), which became effective on July 1, 2020, contains language which is similar to Section 230(c)(1) of the Communications Decency Act, there is currently no statutory equivalent to Section 230 in Canada. While the case law in Canada on this point is not extensive, however, we believe that courts in Canada have tended to exclude digital platforms in Canada, such as us, from aiding-and-abetting liability for publishing third-party content on their platforms where the platform providers act as “mere conduits” for the content. For additional information, see the section entitled “Risk Factors—Risks Related to our Business and Industry.” We do not create or develop the information that appears in our clients’ listing pages and other advertising placements, although our moderation teams may take down a client’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our site, such as WM News, WM Learn and WM Policy. All of these sections are general news and information, and none of these sections are advertisements for, or listing pages of, cannabis businesses. Currently, we require all cannabis retailers on Weedmaps to display a valid, unexpired state-issued license number on their listing. We have a dedicated Trust and Safety team that reviews license information, both on submission and on an ongoing basis, to ensure validity and accuracy. For certain Weedmaps products or services, we may request additional verification and documentation. If, despite our policies to verify state-licensure, unlicensed or noncompliant businesses are able to access our products, it could subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation.

We have not been a defendant in a criminal action, nor have we been the subject of a civil or regulatory enforcement proceeding, prosecuted by a Canadian governmental authority based on our provision of products and solutions to the cannabis industry.

Rest of the World

Legalized cannabis is expanding in other parts of the world with countries adopting varying degrees of legalization or decriminalization. We do not yet regard these countries as viable marketplaces for our products, though we have ongoing tests of a small number of listings in several markets where that product is legally permissible.

Available Information

Our Internet address is www.weedmaps.com. Our investor relations website is located at https://ir.weedmaps.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, are available through our investor relations website, free of charge, after we file them with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding our company that we file electronically with the SEC. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this prospectus or any prospectus supplement are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to our Business and Industry

As our costs increase, we may not be able to generate sufficient revenue to maintain profitability in the future.

While our revenue has grown in recent periods, this growth may not be sustainable due to a number of factors, including the maturation of our business, slowdowns in the pace of issuance of new licenses to cannabis retailers and brands, and the eventual decline in the number of new major geographic markets in which the sale of cannabis is permitted and to which we have not already expanded. We may not be able to generate sufficient revenue to sustain profitability. Additionally, we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:

•sales and marketing, including continued investment in our current marketing efforts and future marketing initiatives;
•hiring of additional employees, including in our product and engineering teams;
•expansion domestically and internationally in an effort to increase our consumer and client usage, client base, and our sales to our clients;
•development of new products, and increased investment in the ongoing development of our existing products;
•integrating our acquired companies into our operations; and
•general administration, including a significant increase in legal and accounting expenses related to public company compliance, continued compliance with various regulations applicable to cannabis industry businesses and other work arising from the growth and maturity of our company.

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

In addition, the costs associated with client and consumer retention are substantially lower than costs associated with the acquisition of new clients or consumers. We have incurred significant costs to attract clients and consumers to our platform and expect to incur significant additional costs to attract and retain clients and consumers for the foreseeable future. Because expenditures on our platform can represent a significant financial investment for our clients, our ability to retain clients depends in part on our ability to create and maintain high levels of client and consumer satisfaction, which we may not always be capable of providing, including for reasons outside of our control. Additionally, in order to retain our clients, we may be required to identify ways to help our clients convert consumers more effectively. Our clients generally do not have long-term obligations to purchase our products and solutions and generally may cancel their use of our products and solutions at any time without penalty. Thus, any decrease in client satisfaction or other change negatively affecting our ability to retain clients could result in a rapid, concentrated impact to our results going forward. Therefore, our failure to retain existing clients or consumers, even if such losses are offset by an increase in revenue resulting from the acquisition of new clients or consumers, could have an adverse effect on our business and operating results.

We may fail to offer the optimal pricing of our products and solutions.

We have limited experience in determining the optimal pricing of our products and solutions, including our newly acquired products and solutions, and we may need to change our pricing model from time to time. For example, at the end of 2020 we changed our pricing model for our subscription software services to our WM Business bundled software services model and increased the amount our clients need to pay to access our listing products. We also have historically priced our add-on premium offerings in a bid-auction format. Our ability to continue growing depends on our ability to maintain and expand our client base. If our clients do not believe the incremental additional cost we are charging for WM Business is justified by the additional components included in our software bundles or that our add-on offerings do not generate proper return on investment, such clients may decline to continue using our services, and our revenue and other financial results may be adversely impacted.

If we fail to expand effectively into new markets, our revenue and business will be adversely affected.

While a key part of our business strategy is to add clients and consumers in our existing geographic markets, we intend to expand our operations into new markets if and as cannabis continues to be legalized. Any such expansion places us in competitive markets with which we may be unfamiliar, requires us to analyze the potential applicability of new and potentially complicated regulations regarding the usage, sale and marketing of cannabis, and involves various risks, including the need to invest significant time and resources and the possibility that returns on such investments will not be achieved for several years, if at all. For example, we intend to expand in 2022 with the launch of our products and solutions and attracting and retaining clients and consumers on the East Coast. As a result of such expansion, we may incur losses or otherwise fail to enter new markets successfully. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our compliance efforts to cover those new markets. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these expenses. Our current and any future expansion plans will require significant resources and management attention.

Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.

California represents one of the largest state legal cannabis markets in the United States, and approximately 64.1% of our revenue for the year ended December 31, 2021, was generated in California. As new markets develop and our current markets expand, we anticipate that there will be a reduction in the percentage of our revenue generated in California, but we do not know with any certainty when and to what degree, if ever, this would occur. Moreover, the cannabis market in California is rapidly evolving, and we expect our growth in California to continue as the cannabis industry continues to develop, which could further concentrate our client base. As a result, our business and results of operations are particularly susceptible to trends in the California cannabis market, as well as adverse economic, regulatory, political and other conditions in California. Additionally, adverse economic, regulatory, political or other developments that are limited to California may have a disproportionately greater effect on us. In particular, we rely on licensed cannabis businesses to drive the growth of our revenue and the use of our products, and the failure of the licensed cannabis markets to sufficiently overtake or eliminate the illegal market may have an adverse effect on our ability to grow our revenue, particularly if the slow pace of licensing allows the illegal market to gain a foothold, which may be more likely to occur in jurisdictions with an extended period of time between the authorization of consumer possession and the time at which licensed retailers become operational. In such jurisdictions, the timeline for licensed cannabis businesses overtaking the illegal market may be extended.

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

Our clients are contractually required to represent, warrant and covenant to us that they conduct their business in compliance with applicable state law, which includes any applicable licensing requirements and the regulatory framework enacted by each state or province in which they do business. Clients further contractually agree to indemnify us for any damages we may suffer as a result of their noncompliance. We rely on our clients’ contractual representations, and generally do not verify them, other than with respect to the licensing information of our clients operating cannabis retail businesses, where we currently require such clients to provide evidence of a valid state or provincial cannabis license prior to their initial access and from time to time during the term of their use of such products. Previously, we only required retail listings and premium placement clients to provide us with a state license number at the time we initially onboarded them, and did not routinely validate whether that license number actually was authorized for use by the client or whether it remains valid. We require all operational cannabis retailer clients, including storefronts and delivery services, to display on their listing a valid, unexpired state-issued license number. We also currently require cannabis brand clients to provide evidence of a valid state or provincial license in order to get access to our listings and premium placement products. Additionally, many states do not require a license to sell CBD products at retail, and the illicit market could fraudulently attempt to use our CBD listings product to sell products containing THC. While we periodically audit and respond to reports related to our CBD listings, it is difficult to monitor the individual products listed, and marketing claims contained, in the listings of our CBD clients. As a result, some of our clients or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable state or provincial laws and regulations. There could be legal enforcement actions against unlicensed or insufficiently licensed entities selling cannabis or CBD, which could negatively impact us.

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

Laws and regulations affecting the cannabis industry in U.S. states and Canada are continually changing. Any change or even the speed of changes could require us to incur substantial costs associated with compliance or alter our business plan, and could detrimentally affect our operations, revenue, and profitability. Similarly, if the pace of issuance of new cannabis licenses is slower than expected, our ability to acquire new clients and grow our revenue could be harmed. The commercial cannabis industry is still a young industry, and we cannot predict the impact of the compliance regime to which it may be subject. We will incur ongoing costs and obligations related to regulatory compliance, and such costs may prove to be material. Failure to comply with regulations may result in additional costs for corrective measures, penalties or restrictions on our operations. In addition, changes in regulations, more vigorous enforcement thereof, or other unanticipated events could require extensive changes to our operations or increased compliance costs or give rise to material liabilities, which could have a material adverse effect on us.

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

In addition, although we have not yet been required to obtain any cannabis license as a result of existing cannabis regulations, it is possible that cannabis regulations may be enacted in the future that will require us to obtain such a cannabis license or otherwise seek to substantially regulate our business. Additionally, in some jurisdictions we may be required to seek and obtain a blanket approval of our platform in order to enable potential clients to access our services, and such approval may be subject to significant regulator discretion. U.S. and Canadian federal, state, provincial, local and other non-U.S. jurisdictions’ cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. Our failure to adequately manage the risk associated with future regulations and adequately manage future compliance requirements may adversely affect our business, our status as a reporting company and our public listing. Further, any adverse pronouncements from political leaders or regulators about businesses related to the legal cannabis industry could adversely affect the price of our securities.

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

Expansion of our business is in part dependent upon continued legislative authorization, including by voter initiatives and referenda, of cannabis in various jurisdictions worldwide. Any number of factors could slow, halt, or even reverse progress in this area. For example, some ballot measures in 2020 were delayed due to the COVID-19 pandemic. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations. Any one of these factors could slow or halt the legalization of cannabis, which would negatively impact our ability to expand our business. Additionally, the expansion of our business also depends on jurisdictions in which cannabis is currently legalized not narrowing, limiting or repealing existing laws legalizing and regulating cannabis, or altering the regulatory landscape in a way that diminishes the viability of cannabis businesses in those jurisdictions. For example, in April 2019, a lawsuit was filed in the Fresno County Superior Court challenging the California Bureau of Cannabis Control regulation that allowed cannabis businesses to deliver products in local jurisdictions which had prohibited the sale of cannabis. In November 2020, in a mixed result, the Fresno County Superior Court upheld the state regulation that allows licensed cannabis delivery companies to offer services anywhere in the state, while also affirming that cities and counties can forbid those operations, though enforcement of the bans is also up to the local governments. More litigation is likely to follow if local governments ban deliveries into their jurisdictions. This result may negatively impact the viability and attractiveness of our offerings in California going forward. We generated approximately 64.1% of our revenue for the year ended December 31, 2021 in California, and such developments may in turn have a material adverse effect on our business, operating results and financial condition. For more information, see “—Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.” Additionally, if such challenges are successful in any other jurisdictions that have legalized or are in the process of legalizing cannabis, our ability to expand our business would be negatively impacted.

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
•negative publicity regarding our company or operations, as well as with respect to events or activities attributed to us, our employees, partners, including celebrities who endorse or promote our brand, or others associated with any of these parties;
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

The cannabis information market is rapidly evolving and is currently characterized by intense competition, due in part to relatively low barriers to entry. We expect competition to further intensify in the future as cannabis continues to be legalized and regulated, new technologies are developed and new participants enter the cannabis information market. Our direct competitors for individual components of our platform include cannabis-focused, two-sided networks like Leafly (for retailer listing pages), Dutchie and Jane Technologies (for menu embed and orders functionality), Leaflink and Leaftrade (for B2B sales) and a variety of cannabis-focused point-of-sale providers. In addition, our platform also may compete with current or potential products and solutions offered by internet search engines and advertising networks, like Google, general two-sided networks like Yelp, various other newspaper, television, media companies, outdoor billboard advertising, and online merchant platforms, such as Shopify, Square, and Lightspeed. For example, Uber Eats announced a partnership with a Canadian retailer in November 2021 to allow consumers to place cannabis orders for pickup via Uber Eats. If the regulatory regime for cannabis becomes more settled and the legal market for cannabis becomes more accepted, competition may further intensify as new participants may be encouraged to enter the cannabis information market, including established companies, such as tobacco and alcohol companies, with substantially greater financial, technical, and other resources than existing market participants. Additionally, as consumers and cannabis industry clients demand richer data, integrations with other cannabis industry participants such as point-of-sale providers and loyalty service providers may become increasingly important. If we are unable to complete such new integrations as quickly as our competitors, or improve our existing integrations based on legacy systems, we may lose market share to such competitors. Our current and future competitors may also enjoy other competitive advantages, such as greater name recognition, more varied or more focused offerings, better market acceptance, and larger budgets. Some of our competitors recently raised significant amounts of capital. For example, in August 2021, Jane announced the closing of a $100 million Series C round of funding; in October 2021, Dutchie announced the closing of a $350 million Series D round of funding at a valuation of $3.75 billion; and in February 2022, Leafly became a public company and began trading on Nasdaq via a SPAC business combination. Our competitors may be able to use such capital infusions to more successfully enter new markets opening up, such as major east coast markets opening up in 2022.

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

We have experienced rapid organic growth in our headcount and operations, which places substantial demands on management and our operational infrastructure. As a result of our rapid growth, many of our employees have been with us for less than 24 months. To manage the expected growth of our operations and personnel, we will be required to improve existing, and implement new, transaction processing, operational and financial systems, procedures and controls. We will also be required to expand our finance, administrative and operations staff. We intend to continue making substantial investments in our technology, sales and data infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the beneficial aspects of our existing corporate culture, which we believe fosters innovation, teamwork and a passion for our products and clients. In addition, our revenue may not grow at the same rate as the expansion of our business. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to hire, train, retrain, motivate and manage required personnel. If we are unable to manage our growth effectively, the quality of our platform, efficiency of our operations, and management of our expenses could suffer, which could negatively impact our brand, business, profitability and operating results.

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

Visits to our website could also decline if our accounts on Facebook, Instagram or Twitter are shut down or restricted. We work across these social networks to increase brand awareness of our company by consumers and clients, and to promote client acquisition. Our engagement on these social media platforms is subject to their respective terms of service and community guidelines, which generally restrict the promotion, sale and, often, depiction of cannabis. While we do not directly promote the sale of cannabis or cannabis-related products by our clients on these social media platforms, the perception that we may be engaging in such promotion or our inadvertent violation of other aspects of these platforms’ terms of service or community guidelines may result in our accounts being shut down or restricted. For example, our Instagram account was suspended in 2015, and it was recently suspended again in December 2021 until February 2022. Our accounts might also be suspended or restricted due to changes in the rules and regulations of such social media platforms. Any such suspension or restriction could result in reduced traffic to our website and diminished demand for our products, which could adversely affect our business and operating results.

If our current marketing model is not effective in attracting new clients, we may need to employ higher-cost sales and marketing methods to attract and retain clients, which could adversely affect our profitability.

We use our sales team to build relationships with our client base. Our sales team builds and maintains relationships with clients primarily through phone and email contact, which is designed to allow us to cost-effectively service a large number of clients. We have significantly invested in our enterprise and field sales teams, and we may need to further employ more resource-intensive sales methods to continue to attract and retain clients, particularly as we increase the number of our clients and our client base employs more sophisticated marketing operations, strategies and processes. This could cause us to incur higher sales and marketing expenses, which could adversely affect our business and operating results.

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

We have engaged third-party service providers to perform credit and debit card processing services for client’s payments to us, and we understand that some of our clients use those services, and we may engage third-party service providers in the future to provide fraud analysis services. We also may integrate with third-party service providers used by our clients to process payments made by consumers. If these service providers do not perform adequately or if our relationships, or the relationships of our clients, with these service providers were to terminate, our ability or the ability of our clients to process payments could be adversely affected and our business could be harmed. The laws and regulations related to payments are complex and are potentially impacted by tensions between federal and state treatment of the vaporization, tobacco, nicotine, cannabis, CBD and hemp, and cannabis accessories industries. These laws and regulations also vary across different jurisdictions in the United States, Canada and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering our clients the ability to pay with credit cards, debit cards and bank transfers. As we expand the availability of these payment methods or offer new payment methods to our clients in the future, we may become subject to additional regulations and compliance requirements. Due to the constantly evolving and complex laws and regulations applicable to our industry, third-party merchant banks and third-party payment processors may consider our business a high risk. This could cause a third party to discontinue its services to us, and we may not be able to find a suitable replacement. If this were to occur, we would need to collect from our clients using less efficient methods, which could adversely impact our collections, revenues and financial performance. Additionally, if a third party were to discontinue its services to us or if the applicable laws and regulations were to evolve in a way that impacted us negatively, we may not be able to realize our plans of expanding our business offerings, which could have a material adverse effect on our operations and our plans for expansion. For more information, see “—We are subject to industry standards, governmental laws, regulations and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business” below.

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

Any actual or perceived DDoS attack, ransomware attack, security breach or other unauthorized access could damage our reputation and brand, result in decreased utilization of our platform, expose us to fines and penalties, government investigations, and a risk of litigation and possible liability, require us to expend significant capital and other resources to alleviate any resulting problems and otherwise to remediate the incident, and require us to expend increased cybersecurity protection costs. We expect to incur significant costs in an effort to detect and prevent security breaches and other security related incidents. Numerous state, federal and foreign laws and regulations require companies to notify individuals and/or regulatory authorities of data security breaches involving certain types of personal data. Any disclosures of security breaches, pursuant to these laws or regulations or otherwise, could lead to regulatory investigations and enforcement and negative publicity, and may cause our clients and consumers to lose confidence in the effectiveness of our data security measures.

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

Beginning in the first quarter of fiscal 2020, we experienced a significant increase in demand from retailers, including storefronts and delivery services, for our technology solutions (such as clients using WM Orders functionality to enable reservation of products by consumers for curbside pickup), which resulted in increased revenue (including from technology services fees relating to product reservation orders submitted prior to December 31, 2020, although such per order fee has been eliminated effective January 1, 2021). Although we experienced increased consumer demand in the form of increases in MAU, we cannot determine what, if any, impact the pandemic had on our MAU growth in 2020. While we believe, like other industries, the pandemic accelerated existing trends towards consumer adoption of online platforms, we cannot be certain to what impact, if any, the end of the pandemic will have on our MAUs or MAU growth. To the extent the circumstances that accelerated the initial growth of our business stemmed from the effects of the COVID-19 pandemic, this may not continue in the future, and the growth rates in revenue and increases in MAUs may decline in future periods.

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

We sell our WM Business offering in the United States, currently offer some of our WM Business solutions in Canada and have a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain, and Switzerland. We anticipate growing our business, in part, by continuing to expand our foreign operations. As we continue our expansion, we may enter new foreign markets where we have limited or no experience marketing and deploying our platform. If we fail to launch or manage our foreign operations successfully, our business may suffer. Additionally, as our foreign operations expand, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our foreign operations continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:

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

We are subject to regulation by various federal, state, provincial, local and foreign governmental authorities, including those responsible for monitoring and enforcing employment and labor laws, antibribery laws, lobbying and election laws, securities laws and tax laws. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance.

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

Many foreign countries and governmental bodies, including Canada and the European Union, or E.U., and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses and other types of data. In Canada, the federal Personal Information Protection and Electronic Documents Act, or PIPEDA, governs the collection, use and disclosure of PII in many provinces in Canada, and though it is silent with respect to territorial reach, the Federal Court of Canada has found that PIPEDA will apply to businesses established in other jurisdictions if there is a “real and substantial connection” between the organization’s activities and Canada. Provincial privacy commissioners take a similar approach to the interpretation and application of provincial private-sector privacy laws equivalent to PIPEDA. Further, Canada has robust anti-spam legislation. Organizations sending commercial electronic messages to individuals must either have express consent from the individual in the prescribed form or the situation must qualify as an instance of implied consent or other authorization set out in Canada’s Anti-Spam Legislation, or CASL. The penalties for non-compliance under CASL are significant and the regulator, the Canadian Radio Television and Telecommunications Commission, is active with respect to enforcement. In addition, the E.U.’s General Data Protection Regulation, or the GDPR, which went into effect in May 2018, requires subject companies to implement and maintain comprehensive information privacy and security protections with respect to personal data (data that relates to an identified or identifiable individual) about persons in the E.U. that is collected or processed by such companies. The GDPR provides for substantial penalties for noncompliance.

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

WMH LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, WMH LLC’s taxable income will be allocated to holders of Units, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of WMH LLC. Under the terms of the amended operating agreement, WMH LLC is obligated to make tax distributions to holders of Units (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the tax receivable agreement (and the cost of administering such payment obligations), which could be significant. We intend to cause WMH LLC to make distributions to holders of Units in amounts sufficient to cover all applicable taxes (calculated at assumed tax rates), relevant operating expenses, payments under the tax receivable agreement and dividends, if any, declared by us. However, as discussed below, WMH LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which WMH LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering WMH LLC insolvent. If our cash resources are insufficient to meet our obligations under the tax receivable agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect its liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the tax receivable agreement and therefore accelerate payments due under the tax receivable agreement.

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

Acquisitions by us of common units in the Business Combination and future taxable redemptions or exchanges of Class A units representing limited liability company interests of WMH LLC (the “Class A Units”) by the WMH LLC equity holders for shares of Class A Common Stock or cash pursuant to the exchange agreement are expected to result in favorable tax attributes for us.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in relevant tax law, that there are no future redemptions or exchanges of Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, the tax savings associated with acquisitions of common units in the Business Combination would aggregate to approximately $151.3 million over 15 years from the Closing Date. Under this scenario, we would be required to pay to the WMH LLC Class A equity holders approximately 85% of such amount, or $128.6 million, over the 15-year period from the Closing Date. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the tax receivable agreement payments made by us, will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the exchange agreement and the prevailing applicable tax rates applicable to us over the life of the tax receivable agreement and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the tax receivable agreement. Payments under the tax receivable agreement are not conditioned on the WMH LLC Class A equity holders’ continued ownership of us.

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

On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under the Obama administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state legal cannabis activities. Since the Sessions Memo was issued over four years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities.

We cannot assure that each U.S. Attorney’s Office in each judicial district where we operate will not choose to enforce federal laws governing cannabis sales against state-legal companies like our business clients. The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public sentiment and ongoing prosecutorial discretion. Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws (formerly known as the Rohrabacher-Bluemnauer Amendment, and now known as the Joyce Amendment). In 2021, President Joe Biden became the first president to propose a budget with the Rohrabacher–Farr amendment included. On February 18, 2022, the amendment was renewed through a stopgap spending bill, with the most recent extension effective through March 11, 2022. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years.

In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the spending bill provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision was previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. Our policies do not prohibit our state-licensed cannabis retailers from engaging in the cannabis business for adult use that is permissible under state and local laws. Consequently, certain of our retailers currently (and may in the future) sell adult-use cannabis, if permitted by such state and local laws now or in the future, and therefore may be outside any protections extended to medical-use cannabis under the spending bill provision. This could subject our clients to greater and/or different federal legal and other risks as compared to businesses where cannabis is sold exclusively for medical use, which could in turn materially adversely affect our business. Furthermore, any change in the federal government’s enforcement posture with respect to state licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to client base, which would adversely affect our operations, cash flow and financial condition.

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

On January 20, 2021, President Biden formally nominated Merrick Garland to his cabinet as the U.S. Attorney General. Confirmation hearings for Attorney General Garland began on February 22, 2021. On the first date of his confirmation hearing, Attorney General Garland stated that he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ: “This is a question of the prioritization of our resources and prosecutorial discretion. It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.” While the statement is not a promise to avoid federal interference with state cannabis laws, it does signal that the enforcement priorities of DOJ lie elsewhere.

Furthermore, while industry observers are hopeful that a Democrat-controlled Senate, along with a Biden presidency, will increase the chances of federal cannabis policy reform, such as the Marijuana Opportunity Reinvestment and Expungement Act (“MORE Act”), which was originally co-sponsored by now Vice President Harris in the Senate, or banking reform, such as the SAFE Banking Act, which passed the House of Representatives but has not yet passed the Senate, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.

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

We do not sell cannabis, or products that contain cannabis; accordingly, our company is not part of the cannabis industry that would be restricted from using federal and federally insured banks. However, because of “weed” in our name and the fact that our revenue is generated largely from companies licensed as operators in the cannabis industry, banks have and may continue to consider us to be part of the cannabis industry that is subject to banking restrictions. If we were to lose any of our banking relationships or fail to secure additional banking relationships in the future, we could experience difficulty and incur increased costs in the administration of our business, paying our employees, accepting payments from clients, each of which may adversely affect our reputation or results of operations. Additionally, the closure of many or one of our bank accounts due to a bank’s reluctance to provide services to a business working with state legal cannabis businesses would require significant management attention from us and could materially adversely affect our business and operations. In addition to banks and financial institutions, merchant processors may take a similar view of the risks of working with us since we provide services to cannabis businesses, and loss of any of our merchant processor relationships could have similar results. Moreover, Visa reportedly prohibits processing of transactions involving cannabis on its network, and Mastercard has reportedly stated that it is evaluating the inconsistency between U.S. state and federal cannabis law. In October 2020, we responded to an inquiry from certain of our merchant processors on behalf of Mastercard relating to the applicability of U.S. state and federal law to our services, including our WM Orders services. Although consumers cannot currently purchase products on the Weedmaps marketplace and we do not currently use, nor have we historically used, any of our merchant processing relationships to process payments for cannabis transactions, to the extent Visa or Mastercard extend these restrictions to cannabis-related businesses, our merchant processing relationships could be terminated, or we could be prevented from processing any Visa or Mastercard transactions, which could have a material adverse effect on our business and results of operations.

Participating in transactions involving proceeds derived from cannabis may constitute criminal money laundering.

Participating in transactions involving proceeds derived from cannabis may constitute criminal money laundering. It is a federal crime to engage in certain transactions involving the proceeds of a “specified unlawful activity” (a “SUA”) when those transactions are designed to promote an underlying SUA, or conceal the source of the funds. Violations of the CSA and violations of a state’s laws may be deemed to be SUAs. In the event that any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues were found to be in violation of anti-money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of statutes of the United States or any other applicable jurisdiction. This could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions, or subsequently require us to repatriate such funds back to the United States from Canada or other foreign jurisdictions.

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

We may be subject to Telephone Consumer Protections Act (TCPA) risks for our communications with consumers.

Our acquisitions of Cannveya and Sprout will continue to put us directly into contact with consumers and their data. Additionally, we are exploring products for our WM Business customers that would permit them to directly contact consumers. The Telephone Consumer Protections Act (TCPA) restricts calls or text messages to cellphones made using an “automatic telephone dialing system” without first obtaining the prior express consent of the called or texted party, in addition to other restrictions on contacting customers directly. Cannveya provides a means for our clients to communicate directly with their customers, and may expose us to potential lawsuits under the TCPA, if those third party clients do not adhere to TCPA restrictions. Even if the third party clients do adhere to the TCPA, we still run the risk of private lawsuits against us. While we have in place systems and policies for TCPA compliance, our direct communications with consumers (including on behalf of our clients) may put us at risk of a TCPA lawsuit.

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

As of December 31, 2021, our affiliates, executive officers, directors and their respective affiliates as a group beneficially own approximately 45.9% of our outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock. We are unable to predict the effect that sales may have on the prevailing market price of our Class A Common Stock and the public warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”).

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

The trading price of our Class A Common Stock and Warrants have been, and may continue to be, volatile, and the value of our Class A Common Stock and Warrants may decline.

The market price of our Class A Common Stock and Warrants have been and may continue to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including:

•    actual or anticipated fluctuations in our financial condition and operating results;
•    changes in projected operational and financial results;
•    the development, effects and enforcement of and changes to laws and regulations, including with respect to the cannabis industry;
•    the commencement or conclusion of legal proceedings that involve us;
•    actual or anticipated changes in our growth rate relative to our competitors;
•    announcements of new products or services by us or our competitors;
•    announcements by us or our competitors of significant acquisitions, strategic partnerships, or joint ventures;
•    capital-raising activities or commitments;
•    issuance of new or updated research or reports by securities analysts;

•    the use by investors or analysts of third-party data regarding our business that may not reflect our financial performance;
•    fluctuations in the valuation of companies perceived by investors to be comparable to us;
•    sales of our securities, including short selling of our securities;
•    share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•    general economic and market conditions; and
•    other events or factors, including those resulting from civil unrest, war, foreign invasions, terrorism, or public health crises, or responses to such events.

Furthermore, the stock markets frequently experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, elections, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A Common Stock and Warrants. As a result of such fluctuations, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation or derivative litigation. For example, stockholders have filed or threatened to file derivative lawsuits, purportedly on our behalf, in the past and may do so in the future. Such litigation could result in substantial costs and divert our management’s attention from other business concerns.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”), as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we or our independent registered public accounting firm identifies additional material weaknesses or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We currently maintain our executive offices at 41 Discovery, Irvine, California 92618, pursuant to an operating lease that expires in 2025. The cost for the space is included in the up to $20,000 monthly fee that we pay our sponsor for office space, administrative and support services. We have built out a second headquarter space in Los Angeles, California, pursuant to an operating lease that expires in 2031. We lease or license additional offices in Denver, Colorado and Ontario, Canada.

We consider our current office space adequate to meet our ongoing needs. However, from time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms. Additionally, we recently adopted a work from anywhere policy.

ITEM 3.    LEGAL PROCEEDINGS

The information set forth under "Commitment and Contingencies—Litigation" in Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.
Additionally, from time to time, we are involved in legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, to our knowledge we are not currently party to any legal proceedings which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. We also pursue litigation to protect our legal rights and additional litigation may be necessary in the future to enforce our intellectual property and our contractual rights, to protect our confidential information or to determine the validity and scope of the proprietary rights of others.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the closing of the Business Combination, Silver Spike ordinary shares, units and warrants were traded on The Nasdaq Capital Market under the ticker symbols “SSPKU,” “SSPK” and “SSPKW,” respectively. Upon the Closing of the Business Combination, our Class A common stock and warrants began trading on Nasdaq under the symbols “MAPS” and “MAPSW,” respectively. We no longer have any outstanding units of Silver Spike.

Our Class A Common Stock is currently listed on Nasdaq under the symbol “MAPS.” As of February 18, 2022, there were 70,399,067 shares of Class A Common Stock issued and outstanding and 65,502,347 shares of our Class V common stock (the “Class V Common Stock”) issued and outstanding. No market exists for the Class V Common Stock.

Holders of Record

As of February 18, 2022, there were 117 holders of record of our Class A Common Stock, 23 holders of record of our Class V Common Stock and 2 holders of record of our Public Warrants.

Dividend Policy

We have not paid any cash dividends on the Class A Common Stock or Class V Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, general financial condition, contractual restrictions and other factors that our board of directors may deem relevant and will be within the discretion of our board of directors at such time. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of Common Stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Since January 1, 2020, we have made sales of the following unregistered securities:

In June 2021, the PIPE Investors purchased from the Company an aggregate of 32,500,000 shares of Class A Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $325.0 million, pursuant to Subscription Agreements entered into effective as of December 2020. The sale of the PIPE Shares was made in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.

On September 3, 2021, the Company entered into the Asset Purchase Agreement with Sprout, Text Ripple, WM Loyalty, LLC, certain equityholders of Sprout and Text Ripple, and Jaret Christopher, as sellers’ representative pursuant to which the Company acquired certain assets of Sprout for a total consideration of approximately $31.2 million, including the issuance by the Company of 1,244,258 shares of Class A Common Stock. The shares were issued in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.

On September 28, 2021, Ghost Management Group, LLC, a subsidiary of the Company, entered into the Equity Interest Purchase Agreement with TLHC, certain securityholders of TLHC, and Justin Morris, as sellers’ representative, pursuant to which the Company acquired all of the equity interests of TLHC for total consideration of approximately $15.1 million, including the issuance by the Company of 694,540 shares of Class A Common Stock. The shares were issued in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.    [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes to those statements included herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere herein.

Overview

On June 16, 2021, WM Holding Company, LLC (when referred to in its pre-Business Combination capacity, “Legacy WMH” and following the Business Combination, “WMH LLC”) completed its previously announced business combination with Silver Spike Acquisition Corp (“Silver Spike”). Legacy WMH was deemed to be the accounting acquirer under accounting principles generally accepted in the United States of America (“GAAP”). In connection with the closing, Silver Spike changed its name to WM Technology, Inc. As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our,” and similar references refer to WM Technology, Inc, and its subsidiaries following the Business Combination and to Legacy WMH prior to the Business Combination.

WM Technology, Inc. is one of the oldest and largest marketplace and technology solutions providers exclusively servicing the cannabis industry, primarily consumers, retailers and brands in the United States state-legal and Canadian cannabis markets. Our business consists of our commerce-driven marketplace, Weedmaps, and our monthly subscription software offering, WM Business. Our Weedmaps marketplace provides information on the cannabis plant and the industry and advocates for legalization. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers. As of December 31, 2021, we had over 15 million monthly active users on our marketplace. We believe the size of our user base and the frequency of consumption of cannabis of that user base is highly valuable to our clients and results in clients paying for our services. WM Business, our subscription package, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands where clients receive access to a standard listing page and our suite of software solutions, including WM Orders, WM Dispatch, WM Store, WM Dashboard, our integrations and API platform, as well as access to our WM Retail and WM Exchange products, where available. We charge a monthly fee to clients for access to our WM Business subscription package and then offer other add-on products for additional fees, including our featured listings and our Sprout (customer relationship management) and Cannveya (delivery and logistics software) solutions. We sell our WM Business offering in the United States, currently offer some of our WM Business solutions in Canada and have a limited number of non-monetized listings in several other countries, including Austria, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada, and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or applicable national law. We are headquartered in Irvine, California.

We were founded in 2008 and operate a leading online marketplace with a comprehensive set of eCommerce and compliance software solutions sold to retailers and brands in the U.S. state-legal and Canadian cannabis markets. The Company’s mission is to power a transparent and inclusive global cannabis economy. We address the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis users in a legally compliant fashion with our Weedmaps marketplace and WM Business software solutions. Over the past 13 years, we have grown the Weedmaps marketplace to become a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, permitting product discovery and order-ahead for pickup or delivery by participating retailers. WM Business is a set of eCommerce-enablement tools designed to help our retailer and brand clients get the best out of their Weedmaps experience, while creating labor efficiency and managing their compliance needs.

We have grown the Weedmaps marketplace to become the premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, with 15.7 million monthly active users (“MAUs”) as of December 31, 2021 on the demand-side and 4,337 average monthly paying business clients during the year ended December 31, 2021 on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 9,500 listing pages as of December 31, 2021 (of the over 18,600 listing pages on the marketplace). The

Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and order-ahead for pickup or delivery by participating retailers. We provide consumers with discovery channels to improve their knowledge of the local market for cannabis products, whether they are looking by strain, price, effects or form factors. Our weedmaps.com site, our iOS Weedmaps mobile application and our Android Weedmaps mobile application also have educational content including news articles, information about cannabis strains, a number of “how-to” guides, policy white-papers and research to allow consumers to educate themselves on cannabis and its history, uses and legal status. While consumers can discover cannabis products, brands, and retailers on our site, we neither sell (or fulfill purchases of) cannabis products, nor do we process payments for cannabis transactions across our marketplace or SaaS solutions.
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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Subsequent to the Business Combination, we modified our definition and calculation of three of our Key Operating and Financial Metrics: (a) average monthly revenue per paying client, (b) average monthly paying clients, and (c) MAUs. We made these modifications in order to better reflect our performance during a reporting period and to make these key metrics more easily comparable on a period-to-period basis. The changes to these metrics and a comparison to previous calculations are described below. We are providing our prior definitions of these key metrics, as well as a calculation of what our results would have been pursuant to such prior definitions, for the applicable periods so that investors and potential investors that have analyzed these key metrics historically using our prior definitions can compare our historical results to our current results with respect to these key metrics using the prior definitions. To see what our historical average monthly revenue per paying client, average monthly paying clients and monthly active users would have been for the years ended December 31, 2020 and 2019 using our modified definitions, as well as a comparison to what the results were using our prior definitions, please refer to our earnings release included as Exhibit 99.1 in our Current Report on Form 8-K, filed August 12, 2021.

	Years Ended December 31,
	2021	2020	2019
	(dollars in thousands, except for revenue per paying client)
Revenues	$193,146	$161,791	$144,232
Net Income (loss)	$152,218	$38,830	$(375)
EBITDA(1)	$156,042	$42,808	$6,232
Adjusted EBITDA(1)	$31,698	$42,808	$13,828
Average monthly revenue per paying client(2)	$3,711	$3,256	$2,558
Average monthly paying clients(3)	4,337	4,140	4,699
MAUs (in thousands)(4)	15,734	10,000	8,009
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

A reconciliation of net income (loss) to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net income (loss)	$152,218	$38,830	$(375)
(Benefit from) provision for income taxes	(601)	—	1,321
Depreciation and amortization expenses	4,425	3,978	5,162
Interest expense	—	—	124
EBITDA	156,042	42,808	6,232
Stock-based compensation	29,324	—	—
Change in fair value of warrant liability	(166,518)	—	—
Warrant transaction costs	5,547	—	—
Impairment of right-of-use asset	2,372	—	—
Transaction related bonus expense	2,200	—	—
Transaction costs	2,583	—	—
Legal settlement	148	—	—
Financing fees	—	—	3,394
Reduction in force	—	—	4,202
Adjusted EBITDA	$31,698	$42,808	$13,828

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

Current definition:

	Years Ended December 31,
	2021	2020	2019
Average monthly revenue per paying client	$3,711	$3,256	$2,558

Prior definition¹:

	Years Ended December 31,
	2021	2020	2019
Monthly revenue per paying client	$3,781	$3,609	$2,888
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

Average Monthly Paying Clients

We define average monthly paying clients as the monthly average of clients billed each month over a particular period (and for which services were provided). Our paying clients include both individual cannabis businesses as well as retail sites or businesses within a larger organization that have independent relationships with us, many of whom are owned by holding companies where decision-making is decentralized such that purchasing decisions are made, and relationships with us are located, at a lower organizational level. In addition, any client may choose to purchase multiple listing solutions for each of their retail sites or businesses. On December 31, 2019, we discontinued our service to California-based clients who failed to provide valid licensing information, in accordance with our prior announcement in August 2019 to support only licensed cannabis retail operators and their partners on our platform. As a result, we experienced a high level of client churn in January as a result of the elimination of these operators. In June 2020, we initiated a similar effort in Canada to discontinue services to Canada-based retail operators clients who failed to provide valid license information, which drove a decline in paying clients beginning in September 2020. This reset of Canada was completed on November 30, 2020. Average monthly paying clients for the year ended December 31, 2021 increased approximately 5% to 4,337 average monthly paying clients from 4,140 average monthly paying clients in the same period in 2020. The increase in average monthly paying clients in 2021 was primarily due to an increase in WM Business subscription clients and an increase in premium listing clients, offset by the impact related to the removal of clients who failed to provide valid licensing information in Canada in 2020 as described above.

Current definition:

	Years Ended December 31,
	2021	2020	2019
Average monthly paying clients	4,337	4,140	4,699

Prior definition¹:

	Years Ended December 31,
	2021	2020	2019
Paying clients	4,870	3,786	4,644
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

Monthly Active Users

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

As our business has grown, our MAUs increased each year from 2018 through 2021. This increase is due to a number of factors including, but not limited to, our continued expansion into new markets, further investments in our existing markets, increase in marketing spend, including web advertising, and the general increased awareness of our platform as the cannabis industry has grown and jurisdictions experience continued legalization of cannabis for medical and/or adult use. We also believe we were increasingly efficient with our marketing spend and, therefore, have been able to acquire users at lower costs. However, as our platform has grown organically, our MAU growth rates have at times naturally slowed and we may experience similarly slower growth rates in the future, even if we continue to add MAUs on an absolute basis. While it is not possible to identify all drivers of a change in any given period, an increase or decrease in digital marketing spend as well as significant market shifts including the removal of clients who fail to provide valid licensing information in certain markets can have outsized impacts on MAU growth. We cannot determine what, if any, impact the pandemic had on our MAU growth in 2020. As of December 31, 2021, we grew our MAUs by 57% year-over-year through increased organic traffic and more effective marketing campaigns.

Since the beginning of the pandemic, we have continued to grow our MAUs, reaching 15.7 million at December 31, 2021. While we believe, like other industries, the pandemic accelerated existing trends towards consumer adoption of online platforms, we cannot be certain to what impact, if any, the end of the pandemic will have on our MAUs or MAU growth.

We believe as we increase MAUs, we increase the value of our bundled SaaS solutions to business customers.

Current definition:

	As of December 31,
	2021	2020
MAUs (in thousands)	15,734	10,000

Prior definition¹:

	As of December 31,
	2021	2020
MAUs (in thousands)	14,904	10,000
___________________________
¹ When calculating our MAUs, we previously excluded the MAUs attributed to the Learn section of weedmaps.com, which we began tracking in March 2021. We believe including MAUs from the Learn section of weedmaps.com more accurately reflects our total MAUs. MAUs as of dates prior to March 31, 2021 do not include MAUs from our Learn section.

Quarterly Key Operating Metrics

Current definition:

	Three Months Ended December 31,
	2021	2020
Average monthly revenue per paying client	$3,789	$3,825
Average monthly paying clients	4,766	3,863

Prior definition:

	Three Months Ended December 31,
	2021	2020
Monthly revenue per paying client	$3,781	$3,609
Paying clients	4,870	3,786

Factors Affecting Our Performance

Growth of Our Two-Sided Weedmaps Marketplace

We have historically grown through and intend to focus on continuing to grow through the expansion of our two-sided marketplace, which occurs through growth of the number and type of businesses and consumers that we attract to our platform. We believe that expansion of the number and types of cannabis businesses that choose to list on our platform will continue to make our platform more compelling for consumers and drive traffic and consumer engagement, which in turn will make our platform more valuable to cannabis businesses.

Growth and Retention of Our Paying Clients

Our revenue grows primarily through acquiring and retaining paying clients and increasing the revenue per paying client over time. We have a history of attracting new paying clients and increasing their annual spend with us over time, primarily due to the value they receive once they are onboarded and able to take advantage of the benefits of participating in our two-sided marketplace and leveraging our software solutions. Our monthly net dollar retention, which is defined as total revenue from clients in a given month who were paying clients in the immediately preceding month, averaged at 101% in 2021. Our monthly net dollar retention averaged 100% for the eleven months between February 1 and December 31, 2020 (we exclude January 2020 given the high level of client churn that we experienced as a result of our decision to remove clients in California who failed to provide valid licensing information at the end of 2019). We removed our paid Canada-based retail operator clients who failed to provide valid license information beginning in September 2020 (following the earlier removal of such Canada-based clients who were receiving free listing subscriptions).

Regulation and Maturation of Cannabis Markets

We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult use and the regulatory environment continues to develop. Thirty-eight U.S. states, the District of Columbia, Puerto Rico, and several U.S. territories have legalized some form of whole-plant cannabis cultivation, sales, and use for certain medical purposes. Eighteen of those states and the District of Columbia have also legalized cannabis use by adults for non-medical or adult-use purposes, and several other states are at various stages of similar legalization measures. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 13-year operating history to enter new markets.

We also have a significant opportunity to monetize transactions originating from users engaging with a retailer on the Weedmaps marketplace or tracked via one of our WM Business solutions. Given U.S. federal prohibitions on plant-touching businesses and our current policy not to participate in the chain of commerce associated with the sale of cannabis products, we do not charge take-rates or payment fees for transactions originating from users who engage with a retailer on the Weedmaps platform or tracked via one of our WM Business solutions. A change in U.S. federal regulations could result in our ability to engage in such monetization efforts without adverse consequences to our business.

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

During the third quarter of 2021, we completed two acquisitions.

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

Components of Our Results of Operations

Revenue

We generate revenue from the sale of our subscription offerings, which consist of access to the Weedmaps marketplace and SaaS solutions, as well as our additional offerings, which include featured listings placements, nearby listings, deal promotions and display advertising products. Our subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand, though we are testing a more dynamic, performance-based pricing model for these solutions across several markets. We also have generated revenue in the past on delivery orders placed through weedmaps.com, though this revenue was discontinued effective January 1, 2021, when we migrated clients to our new WM Business subscription offering. For clients that pay us in advance for listing and placement subscriptions services we record deferred revenue and recognizes revenue over the applicable subscription term.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses primarily consist of depreciation on computer equipment, furniture and fixtures, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect depreciation and amortization expenses to increase on an absolute basis for the foreseeable future as we scale our business.

Other Income (Expense)

Other expense consists primarily of transaction costs related to the warrants, political contributions, interest expense, legal settlements, financing fees and other tax related expenses. Other income consists of change in fair value of warrant liability.

Results of Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues	$193,146	$161,791	$144,232

Operating expenses:
Cost of revenues	7,938	7,630	7,074
Sales and marketing	56,119	30,716	39,746
Product development	35,395	27,142	29,497
General and administrative	97,447	51,127	56,466
Depreciation and amortization	4,425	3,978	5,162
Total operating expenses	201,324	120,593	137,945
Operating (loss) income	(8,178)	41,198	6,287
Other income (expenses)
Change in fair value of warrant liability	166,518	—	—
Other expense, net	(6,723)	(2,368)	(5,341)
Income before income taxes	151,617	38,830	946
(Benefit from) provision for income taxes	(601)	—	1,321
Net income (loss)	152,218	38,830	(375)
Net income attributable to noncontrolling interests	91,835	—	—
Net income (loss) attributable to WM Technology, Inc.	$60,383	$38,830	$(375)

	Years Ended December 31,
	2021	2020	2019
Revenues	100%	100%	100%

Operating expenses:
Cost of revenues	4%	5%	5%
Sales and marketing	29%	19%	28%
Product development	18%	17%	20%
General and administrative	50%	32%	39%
Depreciation and amortization	2%	2%	4%
Total operating expenses	104%	75%	96%
Operating (loss) income	(4)%	25%	4%
Other income (expenses)
Change in fair value of warrant liability	86%	0%	0%
Other expense, net	(3)%	(1)%	(4)%
Income before income taxes	78%	24%	1%
(Benefit from) provision for income taxes	0%	0%	1%
Net income (loss)	79%	24%	0%
Net income attributable to noncontrolling interests	48%	0%	0%
Net income (loss) attributable to WM Technology, Inc.	31%	24%	0%

Comparison of Years Ended December 31, 2021, 2020 and 2019

Revenues

	Years Ended December 31,			$ Change		% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
	(dollars in thousands)
Revenues	$193,146	$161,791	$144,232	$31,355	$17,559	19%	12%

Year ended December 31, 2021 compared to year ended December 31, 2020. Total revenues increased by $31.4 million, or 19% for the year ended December 31, 2021 compared to the same period in 2020. The increase was driven by a 14% increase in average monthly revenue per paying client and a 5% increase in monthly average paying clients. Our growth in average monthly revenue per paying client reflects continued growth in our WM Business subscription offering and other ad solutions, more client engagement driven by the increased functionality across our WM Business suite of solutions and the impact of the pricing increase related to transitioning all of our standard listing subscription clients to our new WM Business subscription package at the beginning of 2021. These impacts were partially offset by the removal of Canada-based clients who had higher monthly spend than our average client base as well as the elimination of our technology services fee on all delivery orders. For the year ended December 31, 2021, Featured Listing product, WM Business subscription offering and other ad solutions represented 55%, 22% and 23% of our total revenues, respectively.

During the second half of fiscal 2020, we discontinued our services to Canada-based retail operator clients who failed to provide valid license information, similar to the transition we implemented in California at the end of fiscal 2019 (beginning with clients receiving free listing subscriptions in June 2020 and continuing with paid listings starting in September 2020). Total revenue excluding Canada was $193.1 million for the year ended December 31, 2021 compared $130.4 million in the same period in 2020. The increase of approximately $62.8 million, or 48% in total revenue excluding Canada was primarily driven by a 19% increase in the average monthly revenue per paying client and a 25% increase in average monthly paying clients.

Year ended December 31, 2020 compared to year ended December 31, 2019. Total revenue increased by $17.6 million, or 12% for the year ended December 31, 2020 compared to the same period in 2019. The increase was driven by a 27% increase in average monthly revenue per paying client, which was partially offset by a 12% decrease in average monthly paying clients as a result of factors described above.

Cost of Revenue

	Years Ended December 31,			$ Change		% Change
	2021	2020	2019	2021 vs. 2020	2020 vs 2019	2021 vs. 2020	2020 vs. 2019
	(dollars in thousands)
Cost of revenues	$7,938	$7,630	$7,074	$308	$556	4%	8%
Gross margin	96%	95%	95%

Year ended December 31, 2021 compared to year ended December 31, 2020. Cost of revenue was $7.9 million for the year ended December 31, 2021 compared to $7.6 million for the same period in 2020. There were no material changes to the drivers of our cost of revenue.

Year ended December 31, 2020 compared to year ended December 31, 2019. Cost of revenue increased by $0.6 million, or 8%, for the year ended December 31, 2020, compared to the same period in 2019. Credit card processing fees increased by $0.6 million as revenue increased and more clients opted to use credit cards as a form of payment.

Sales and Marketing Expenses

	Years Ended December 31,			$ Change		% Change
	2021	2020	2019	2021 vs. 2020	2020 vs 2019	2021 vs. 2020	2020 vs. 2019
	(dollars in thousands)
Sales and marketing expenses	$56,119	$30,716	$39,746	$25,403	$(9,030)	83%	(23)%
Percentage of revenue	29%	19%	28%

Year ended December 31, 2021 compared to year ended December 31, 2020. Sales and marketing expenses increased by $25.4 million, or 83% for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily related to an increase in personnel-related costs of $16.2 million. The $16.2 million includes increases in salaries and wages of $6.3 million, as a result of increased headcount, stock-based compensation expense of $6.0 million and sales incentive plan compensation of $3.2 million due to higher revenues. Also contributing to the increase in sales and marketing was an increase in online advertising of $2.6 million as more advertising options became available in the cannabis industry, an increase in branding and advertising expense of $2.1 million, and an increase in events expense of $2.0 million.

Our stock-based compensation expense increased due in part to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the Business Combination. The increase in stock-based compensation expense was also driven by the increased issuance of restricted stock units to our employees during the second half of 2021.

Year ended December 31, 2020 compared to year ended December 31, 2019. Sales and marketing expenses decreased by $9.0 million, or 23%, for the year ended December 31, 2020, compared to the same period in 2019. Branding and advertising cost, which consisted mostly of out-of-home advertising, decreased by $6.3 million as we concentrated more on online advertising for fiscal year 2020 due to the current COVID-19 pandemic. Event related cost decreased by $3.6 million due to cost incurred in 2019 related to the Weedmaps Museum of Weed while there was minimal cost incurred related to events in 2020 due to the COVID-19 pandemic. There was also a decrease of $0.5 million and $0.1 million in travel related expenses and marketing consulting fees, respectively, due to less marketing projects as a result of the COVID-19 pandemic. The decrease in marketing spend was offset by an increase in personnel-related cost of $1.5 million, mostly due to an increase in sales incentive plan compensation due to higher revenues. The increase in personnel-related cost was partially offset by a reduction in force in October 2019 resulting in a 25 percent headcount decrease.

Product Development Expenses

	Years Ended December 31,			$ Change		% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
	(dollars in thousands)
Product development expenses	$35,395	$27,142	$29,497	$8,253	$(2,355)	30%	(8)%
Percentage of revenue	18%	17%	20%

Year ended December 31, 2021 compared to year ended December 31, 2020. Product development expenses increased by $8.3 million, or 30% for the year ended December 31, 2021 compared to the same period in 2020. This increase was primarily due to an increase in personnel-related costs of $14.9 million, including an increase in salaries and wages of $5.8 million due to increased headcount and an increase in stock-based compensation of $6.2 million. The personnel-related costs include capitalized software development costs of $7.4 million for the year ended December 31, 2021 related to certain costs we capitalized for the development or enhancement of our Weedmaps platform. Our stock-based compensation expense increased due in part to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the Business Combination. The increase in stock-based compensation expense was also driven by the increased issuance of restricted stock units to our employees during the second half of 2021.

Year ended December 31, 2020 compared to year ended December 31, 2019. Product development expenses decreased by $2.4 million, or 8%, for the year ended December 31, 2020, compared to the same period in 2019. The decrease is due to a decrease of $1.7 million in personnel-related cost as a result of a reduction in force in October 2019, resulting in an overall headcount decrease for us of 25 percent. There was also a decrease in cost relate to third-party development services of

$0.4 million. The reduction in headcount and third-party development services was to drive operating efficiencies and increase our liquidity position at the time. Travel related expenses also decreased by $0.2 million due to the COVID-19 pandemic.

General and Administrative Expenses

	Years Ended December 31,			$ Change		% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
	(dollars in thousands)
General and administrative expenses	$97,447	$51,127	$56,466	$46,320	$(5,339)	91%	(9)%
Percentage of revenue	50%	32%	39%

Year ended December 31, 2021 compared to year ended December 31, 2020. General and administrative expenses increased by $46.3 million, or 91% for the year ended December 31, 2021 compared to the same period in 2020. This increase was primarily due to increases in insurance costs of $7.1 million as a result of additional insurance coverage as a public company, allowance for doubtful accounts of $4.2 million, professional fees of $3.8 million, software costs of $2.8 million, and an impairment loss of $2.4 million. General and administrative expenses also increased due to increases in employee related expenses of $23.3 million. This $23.3 million increase includes increases in stock-based compensation expense of $18.2 million recognized in 2021, bonus expense of $2.4 million and salaries and wages of $1.2 million. Our stock-based compensation expense increased due in part to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the Business Combination. The increase in stock-based compensation expense was also driven by the increased issuance of restricted stock units to our employees during the second half of 2021.

Year ended December 31, 2020 compared to year ended December 31, 2019. General and administrative expenses decreased by $5.3 million, or 9%, for the year ended December 31, 2020, compared to the same period in 2019. Personnel-related cost decreased by $7.5 million due to a reduction in force implemented in October 2019, resulting in an overall headcount decrease for us of 25 percent. The reduction in headcount was to drive operating efficiencies and increase our liquidity position at the time. Facility and travel related costs also decreased by $3.3 million due to a combination of the reduced headcount and the stay at home orders put into effect by us in March 2020. Professional services decreased by $2.3 million as a result of the decrease in legal and lobbying expenses. The decrease was partially offset by an increase in rent expense of $5.6 million due to a new office lease that commenced in March 2020 together with an increase in software cost of $0.9 million as we entered into new software service agreements to effectively operate the business. We also recorded additional provision for doubtful accounts expense of $1.1 million during the year ended December 31, 2020 compared to the same period in 2019 due to higher reserves for past due balances outstanding greater than ninety days.

Depreciation and Amortization Expense

	Years Ended December 31,			$ Change		% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
	(dollars in thousands)
Depreciation and amortization expense	$4,425	$3,978	$5,162	$447	$(1,184)	11%	(23)%
Percentage of revenue	2%	2%	4%

Year ended December 31, 2021 compared to year ended December 31, 2020. Depreciation and amortization expenses increased by $0.4 million, or 11%, for the year ended December 31, 2021, compared to the same period in 2020.

Year ended December 31, 2020 compared to year ended December 31, 2019. Depreciation and amortization expenses decreased by $1.2 million, or 23%, for the year ended December 31, 2020, compared to the same period in 2019. The decrease is due to accelerated amortization of $2.5 million related to intangible assets of the Weedmaps Museum of Weed recorded in fiscal year 2019, which was partially offset by additional depreciation of $1.3 million recorded in fiscal year 2020 related capitalized software development cost for our point of sale system that launched in October 2019.

Other Income (Expense), net

	Years Ended December 31,			$ Change		% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
	(dollars in thousands)
Change in fair value of warrant liability	$166,518	$—	$—	$166,518	$—	N/M	—%
Other expense, net	(6,723)	(2,368)	(5,341)	(4,355)	2,973	184%	(56)%
Other income (expense), net	$159,795	$(2,368)	$(5,341)	$162,163	$2,973	N/M	(56)%
Percentage of revenue	83%	(1)%	(4)%
__________________
N/M - Not meaningful

Year ended December 31, 2021 compared to year ended December 31, 2020. Other income, net increased by $162.2 million for the year ended December 31, 2021 compared to the same period in 2020. The increase in other income was primarily due to changes in fair value of warrant liability of $166.5 million. The increase in other expense, net of $4.4 million was primarily due to warrant transaction costs of $5.5 million related to the Business Combination included in other expenses in 2021.

Year ended December 31, 2020 compared to year ended December 31, 2019. Other expenses decreased by $3.0 million, or 56%, for the year ended December 31, 2020, compared to the same period in 2019. Financing related costs decreased by $2.7 million as a result of several equity and debt transactions that we were evaluating in 2019 but ultimately decided not to pursue. Other tax and interest related expenses also decreased by $0.8 million as 2019 included tax expenses related to revenue generated by our foreign subsidiary in Canada. Political contributions also decreased by $0.2 million period over period. The decrease was partially offset by loss from foreign currency exchange of $0.7 million related to revenue generated by our foreign subsidiary in Canada.

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

Liquidity and Capital Resources

The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	As of December 31,
	2021	2020
	(in thousands)
Cash	$67,777	$19,919
Accounts receivable, net	17,550	9,428
Working capital	61,134	10,918

As of December 31, 2021, we had cash of $67.8 million. During the second quarter of fiscal year 2021, we completed the Business Combination, resulting in proceeds of approximately $80.0 million. The additional funds will be used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our near-term capital expenditures from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

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

Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$23,092	$38,620	$6,295
Net cash used in investing activities	$(30,435)	$(1,311)	$(5,129)
Net cash provided by (used in) financing activities	$55,201	$(22,358)	$(21,969)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, impairment loss, stock-based compensation, provision for doubtful accounts, deferred taxes and the effect of changes in working capital.

Net cash provided by operating activities for the year ended December 31, 2021 was $23.1 million, which resulted from net income of $152.2 million, together with a net cash outflows of $3.4 million from changes in operating assets and liabilities, and non-cash items of $125.8 million, consisting of depreciation and amortization of $4.4 million, fair value of warrant liability of $166.5 million, impairment loss of $2.4 million, stock-based compensation expense of $29.3 million, changes in deferred tax assets of $0.8 million and provision for doubtful accounts of $5.5 million. The net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivable of $13.6 million, a decrease in accounts payable and accrued expenses of $0.5 million, partially offset by a decrease in prepaid expenses and other assets of $7.9 million, and an increase in deferred revenue of $2.8 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.

Net cash from operating activities for the year ended December 31, 2020 was $38.6 million, which resulted from net income of $38.8 million, together with net cash outflows of $5.5 million from changes in operating assets and liabilities, and non-cash items of $5.2 million, consisting of depreciation and amortization of $4.0 million and provision for doubtful accounts of $1.3 million. The net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivables of $6.8 million, a decrease in accounts payable and accrued expenses of $1.0 million and an increase in prepaid expenses and other current assets of $3.0 million. These changes were partially offset by an increase in deferred rent of $3.7 million, an increase in deferred revenue of $0.9 million and a decrease in other assets of $0.7 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.

Net cash from operating activities for the year ended December 31, 2019 was $6.3 million, which resulted from net loss of $0.4 million, together with a net cash inflow of $1.3 million from changes in operating assets and liabilities, and non-cash charges of $5.3 million, consisting of depreciation and amortization expense of $5.2 million and provision for doubtful of accounts of $0.2 million. The net cash inflows from changes in operating assets and liabilities were primarily due to an increase in accounts payable and accrued expenses of $7.4 million, an increase in deferred rent of $0.5 million, together with an increase in deferred revenue of $0.2 million. These changes were partially offset by an increase in accounts receivable of $2.8 million and an increase in prepaid expense and other assets of $4.0 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $30.4 million, which resulted from $16.0 million cash paid for acquisitions, $7.9 million cash paid for purchases of property and equipment, including certain capitalized software development cost, and $6.5 million cash paid for other investments.

Net cash used in investing activities for the year ended December 31, 2020 was $1.3 million for purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2019 was $5.1 million, which resulted from purchases of assets related to Weedmaps Museum of Weed as well as other property and equipment and capitalized software development costs related to development of our POS solution.

Net Cash Provided by (Used in) Financing Activities

Net Cash provided by financing activities for the year ended December 31, 2021 was $55.2 million, which resulted from net proceeds from the Business Combination of $80.0 million, offset by $19.0 million distribution payments to members, $5.6 million paid for the repurchase of Class B Units and $0.2 million repayment of notes payable to members.

Net cash used in financing activities for the year ended December 31, 2020 was $22.4 million, which resulted from $22.0 million distributions to members and $0.4 million paid for the repurchase of Class B Units.

Net cash used in financing activities for the year ended December 31, 2019 was $22.0 million, which was attributable to $15.4 million in distribution payments to members, $5.0 million repayment of the secured line of credit, and $1.6 million for the repurchase of Class B units.

Contractual Obligations and Commitments

We have non-cancellable contractual agreements primarily related to leases. As of December 31, 2021, future payments on our operating leases were $64.5 million. See Note 3 to our consolidated financial statements included herein.

As of December 31, 2021, our tax receivable agreement liability was $128.6 million. We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in relevant tax law, that there are no future redemptions or exchanges of Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, the tax savings associated with acquisitions of common units in the Business Combination would aggregate to approximately $151.3 million over 15 years from Closing Date. Under this scenario, we would be required to pay to the Class A Unit holders approximately 85% of such amount, or $128.6 million, over the 15-year period from the Closing Date. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the tax receivable agreement payments made by us, will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to us over the life of the tax receivable agreement and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the tax receivable agreement. Payments under the tax receivable agreement are not conditioned on the Class A Unit holders’ continued ownership of us. See Note 14 to our consolidated financial statements included herein.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, capitalized software development costs, goodwill and intangible assets and fair value measurements to have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 to our consolidated financial statements included herein.

Revenue Recognition

Our revenues are derived primarily from monthly subscriptions and additional offerings for access to the Weedmaps platform and SaaS solutions. We recognize revenue when the fundamental criteria for revenue recognition are met. We recognize revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The determination of the performance obligations and recognition of such items as over time or point-in-time requires us to make significant judgement and estimates.

Substantially all of our revenue is generated by providing standard listing subscription services and other paid listing subscriptions services, including featured listings, promoted deals, nearby listings and other display advertising to our customers. These arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. Prior to January 1, 2021, we charged a fee for access to our orders functionality and those fees were recognized at a point in time, typically when an order for delivery or pickup was submitted. Starting on January 1, 2021, we eliminated the technology services fees related to the orders functionality.

Income Taxes

WM Technology, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of WMH LLC following the Business Combination. Any taxable income or loss generated by WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc., on a pro rata basis. We are also subject to taxes in foreign jurisdictions. Tax laws and regulations are complex and periodically changing and the determination of our provision for income taxes, including our taxable income, deferred tax assets and tax receivable agreement liability, requires us to make significant judgment, assumptions and estimates.

In connection with the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”) with continuing members that provides for a payment to the continuing members of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH Units. In connection with such potential future tax benefits resulting from the Business Combination, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. To date, no payments have been made with respect to the TRA. Our calculation of the TRA asset and liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. As of December 31, 2021, total net deferred tax assets and TRA liability were $152.1 million and $128.6 million, respectively. See Note 14 to our consolidated financial statements included herein.

Stock-based Compensation

We measure fair value of employee stock-based compensation awards on the date of grant and allocate the related expense over the requisite service period. The fair value of restricted stock units (“RSU”) and performance-based restricted stock units (“PSU”) is equal to the market price of our Class A common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. When awards include a performance condition that impacts the vesting of the award, we record compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. Forfeitures of stock-based awards are recognized as they occur. For the year ended December 31, 2021, we recognized stock-based compensation expense of $29.3 million. See Note 12 to our consolidated financial statements included herein.

Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. In accordance with authoritative guidance, we began to capitalize these costs when preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The accounting for website and internal-use software costs requires us to make significant judgement, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the year ended December 31, 2021, we capitalized $7.4 million of costs related to the development of software applications.

Goodwill and Intangible Assets

Assets and liabilities acquired from acquisitions are recorded at their estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. The accounting for goodwill and intangible assets requires us to make significant judgement, estimates and assumptions. Significant estimates and assumptions in valuing acquired intangible assets and liabilities include projected cash flows attributable to the assets or liabilities, asset useful lives and discount rates.

Goodwill is not amortized and is subject to annual impairment testing, or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. See Note 2 to our consolidated financial statements included herein.

Fair Value Measurements

In connection with the Business Combination, we assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants. All of the warrants remained outstanding as of December 31, 2021. The warrants are measured at fair value under ASC 820 - Fair Value Measurements. The fair value of the Public Warrants is classified as Level 1 financial instruments and is based on the publicly listed trading price of our Public Warrants. The fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact our results of operations in future periods. As of December 31, 2021, warranty liability was $27.5 million. See Note 5 to our consolidated financial statements included herein.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included herein.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and in foreign jurisdictions, and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Fluctuation Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2021, we did not have any cash equivalents.

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

ITEM 8.    FINANCIAL STATEMENTS
The information required by this Item 8 appears in a separate section of this annual report on Form 10-K beginning on page F-1 and is incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with Silver Spike’s amendment to its annual report on Form 10-K, management re-evaluated, with the participation of Silver Spike’s then-current chief executive officer and chief financial officer (Silver Spike’s “Certifying Officers”), the effectiveness of Silver Spike’s disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, Silver Spike’s Certifying Officers concluded that, solely due to the material weakness in Silver Spike’s internal control over financial reporting that led to Silver Spike’s restatement of its financial statements to reclassify its Public Warrants and Private Placement Warrants as described in the Explanatory Note to Silver Spike’s amendment to its annual report on Form 10-K, Silver Spike’s disclosure controls and procedures were not effective as December 31, 2020. Based on the evaluation, and in light of the material weakness in internal controls described above, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

We completed the Business Combination on June 16, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Controls over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
[Not applicable.]

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

PART IV
ITEM 15.    EXHIBITS
(a) The following documents are filed as part of this Annual Report:
1.. Financial Statements
2. Financial Statement Schedules.
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.
3. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, dated June 15, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 21, 2021).
3.2	Amended and Restated Bylaws of the Company, dated June 16, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 21, 2021).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 21, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 21, 2021).
4.3
Warrant Agreement, dated August 7, 2019, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 filed on Silver Spike’s Current Report on Form 8-K, filed by the Company on August 12, 2019).

4.5	Description of Securities
10.1
Exchange Agreement, dated as of June 16, 2021, by and among the Company, Silver Spike Sponsor and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2021).

10.1#	Non-Employee Director Compensation Policy
10.2
Tax Receivable Agreement, dated as of June 16, 2021, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 21, 2021).

10.3	Fourth Amended and Restated Operating Agreement of WMH LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 21, 2021).
10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2020).
10.5
Amended and Restated Registration Rights Agreement, dated as of June 16, 2021, by and among the Company, Silver Spike Sponsor and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 21, 2021).

10.6#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 21, 2021).
10.7#	WM Technology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 21, 2021).

10.7(a)(#)	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.7(a) to the Current Report on Form 8-K filed on June 21, 2021).
10.7(b)#	Form of RSU Award Grant Notice (incorporated by reference to Exhibit 10.7(b) to the Current Report on Form 8-K filed on June 21, 2021).
10.8#	WM Technology, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on June 21, 2021).
10.9#	Offer letter by and between Ghost Management Group, LLC and Christopher Beals, dated July 31, 2015 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on June 21, 2021).
10.10#	Offer letter by and between Ghost Management Group, LLC and Justin Dean, dated October 3, 2018 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 21, 2021).
10.11#	Offer letter by and between Ghost Management Group, LLC and Steven Jung, dated May 17, 2017 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on June 21, 2021).
10.12
Lease by and between the Irvine Company LLC and Ghost Media Group, LLC, dated November 11, 2013, as amended (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on June 21, 2021).

10.13
First Amendment to Lease and Consent to Assignment by and between Discovery Business Center LLC, as successor-in-interest to the Irvine Company LLC, and Ghost Management Group, LLC, as successor-in-interest to Ghost Media Group, LLC, dated January 27, 2016 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on June 21, 2021).

10.14
Second Amendment to Lease, by and between Discovery Business Center LLC and Ghost Management Group, LLC, dated April 7, 2017 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 21, 2021).

10.15
Third Amendment to Lease, by and between Discovery Business Center LLC and Ghost Management Group, LLC, dated December 29, 2017 (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 21, 2021).

10.16
Fourth Amendment to Lease, by and between Discovery Business Center LLC and Ghost Management Group, LLC, dated May 3, 2018 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 21, 2021).

10.17	Strategic Advisor Agreement, by and between the Company and Steven Jung, dated June 21, 2021 (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on June 21, 2021).
10.18#	WM Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2021).
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Baker Tilly US, LLP
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
*
The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WM TECHNOLOGY, INC.

Date:	February 25, 2022	By:	/s/ Christopher Beals
			Name:	Christopher Beals
			Title:	Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christopher Beals and Arden Lee, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Beals	Chief Executive Officer and Director	February 25, 2022
Christopher Beals	(Principal Executive Officer)

/s/ Arden Lee	Chief Financial Officer	February 25, 2022
Arden Lee	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tony Aquila	Director	February 25, 2022
Tony Aquila

/s/ Douglas Francis	Director	February 25, 2022
Douglas Francis

/s/ Brenda Freeman	Director	February 25, 2022
Brenda Freeman

/s/ Olga Gonzalez	Director	February 25, 2022
Olga Gonzalez

/s/ Scott Gordon	Director	February 25, 2022
Scott Gordon

/s/ Justin Hartfield	Director	February 25, 2022
Justin Hartfield

/s/ Fiona Tan	Director	February 25, 2022
Fiona Tan

Report of Independent Registered Public Accounting Firm

To The Stockholders and Board of Directors of WM Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WM Technology, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2021, the Company adopted Accounting Standards Codification Topic 842, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States)(PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter Related to the Company’s Operations

The Company is an organization that provides online directory services to legalized cannabis companies. As discussed in Note 2, the Company operates in an industry where laws and regulations vary significantly by jurisdiction. Currently, several states permit medicinal or recreational use of cannabis; however, the use of cannabis is prohibited on a federal level in the United States. If any of the states that permit use of cannabis were to change their laws or the federal government was to actively enforce such prohibition, the Company’s business could be adversely affected.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

As discussed in Note 2 to the consolidated financial statements, the Company generates revenue derived primarily from monthly subscriptions and additional offerings for access to the Company’s software platform and other software as a service solutions. The Company’s contracts with customers can involve multiple performance obligations and rights. The Company recognized $193.1 million of revenue for the year ended December 31, 2021 related to such contracts.

We identified the evaluation of the Company’s analysis of terms and conditions in contracts with customers and their effect on revenue recognition as a critical audit matter. Complex auditor judgment was required to assess the Company’s determination of the performance obligations in such contracts and recognition of such items as over time or point-in-time.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding of the Company’s revenue recognition policy and evaluated for appropriateness.
•Evaluating the design and implementation of certain internal controls related to the Company’s revenue recognition process, including controls related to the Company’s analysis of terms and conditions review of contracts with customers and their effect on revenue recognition.
•Inquiring of personnel outside of the accounting function to corroborate our understanding of certain terms and conditions for a selection of revenue transactions.
•Testing a sample of revenue transactions by inspecting the underlying customer agreements and invoices, and evaluating the Company’s recognition in accordance with revenue recognition policies.
•Tested a sample of revenue contracts to ensure appropriate identification of performance obligations and recognition of either point-in-time or over-time.

Valuation of Intangible Assets in the Sprout and Transportation Logistics Holding Acquisitions

Critical Audit Matter Description

As discussed in Note 7 to the consolidated financial statements, on September 3, 2021 and September 29, 2021, the Company acquired certain businesses of Sprout and Transportation Logistics Holding, LLC, respectively. The transactions were accounted for as business combinations and the assets acquired and liabilities assumed have been recorded based on preliminary estimates of fair value and are subject to change based on the finalization of their fair values of the assets acquired and liabilities assumed.

Auditing management’s preliminary valuation of the software technology assets in the acquisitions was complex and judgmental due to the significant estimation uncertainty in the Company’s determination of the preliminary fair values of software technology assets. In addition, a large portion of the consideration transferred was allocated to goodwill and thus the identification of other potential intangible assets in the acquisition requires complex judgment. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions including forecasted revenue growth rates, forecasted profit margin, and the discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Obtained an understanding and evaluated the design and implementation of the Company's controls over its estimation process supporting the recognition and measurement of the customer and vendor relationships intangible assets, including controls over management’s evaluation of the methodology and underlying assumptions used in determining the fair value.
•Evaluated the Company's selection of the valuation methodology and significant assumptions used by the Company in the valuation of the intangible assets, and the reasonableness of significant assumptions and estimates. For example, we performed analyses to evaluate the sensitivity of changes in assumptions to the fair value of the customer relationships intangible asset and compared the significant assumptions to current industry and market and economic trends.
•Involved auditor engaged valuation specialist to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the preliminary fair value estimates.
•Tested the clerical accuracy of the models.

Measurement of the Tax Receivable Agreement Asset and Liability

Critical Audit Matter Description

As discussed in Note 2 and Note 14 of the consolidated financial statements, the Company entered into a Tax Receivable Agreement (the “TRA”) with certain current and historical holders of LLC units of WM Holding Company, LLC (“WMH LLC”), which is a contractual commitment to distribute 85% of any tax benefits (the “TRA liability”), realized or deemed to be realized by the Company to the parties to the TRA. In connection with such potential future tax benefits, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability for 85% of the expected benefit. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA and future changes in tax laws. At December 31, 2021, the Company’s deferred tax asset associated with the TRA is approximately $151.3 million (the “TRA asset”), which is included as a component of the overall deferred tax asset of approximately $152.1 million. The liability due to the holders of WMH LLC interests under the TRA was approximately $128.6 million as of December 31, 2021.

Auditing management’s accounting for the TRA asset and liability is especially complex and judgmental as the Company’s calculation of the TRA asset and liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. Significant changes in estimates could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Obtained an understanding and evaluated the design and implementation of controls over the Company’s process for determining the measurement of the TRA asset and liability.
•Tested the completeness and accuracy of the deferred tax asset related to the basis difference in the investment in WMH LLC.
•Recalculated the change in tax basis resulting from the transaction, including the determination of fair value.
•Tested the measurement of the Company’s TRA liability by recalculating the Company’s share of the tax basis in the net assets of WMH LLC.
•Tested the Company’s position that there will be sufficient future taxable income to realize the tax benefits related to the redemptions discussed above, and we evaluated the assumptions used by management to develop the projections of future taxable income. For example, we compared management’s projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends.
•We also assessed the historical accuracy of management’s projections and reconciled the projections of future taxable income with other forecasted financial information prepared by the Company.
•Recalculated the TRA liability and verified the calculation of the TRA liability was in accordance with the terms set out in the TRA.
•Involved auditor engaged tax specialists to assist with the performance of such audit procedures listed above.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2014.

Irvine, California
February 25, 2022

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2021	2020
Assets
Current assets
Cash	$67,777	$19,919
Accounts receivable, net	17,550	9,428
Prepaid expenses and other current assets	13,607	4,820
Total current assets	98,934	34,167
Property and equipment, net	13,283	7,387
Goodwill	45,295	3,961
Intangible assets, net	8,299	4,505
Right-of-use assets	36,549	—
Deferred tax assets	152,097	—
Other assets	10,687	3,874
Total assets	$365,144	$53,894
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$23,155	$12,651
Deferred revenue	8,057	5,264
Deferred rent	—	5,129
Operating lease liabilities, current	5,463	—
Notes payable to members	—	205
Other current liabilities	1,125	—
Total current liabilities	37,800	23,249
Operating lease liabilities, non-current	39,377	—
Tax receivable agreement liability	128,567	—
Warrant liability	27,460	—
Other long-term liabilities	—	1,374
Total liabilities	233,204	24,623
Commitments and contingencies (Note 4)
Stockholders’ equity/Members’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 65,677,361 shares issued and outstanding at December 31, 2021 and no shares issued and outstanding at December 31, 2020	7	—
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 65,502,347 shares issued and outstanding at December 31, 2021 and no shares issued and outstanding at December 31, 2020	7	—
Additional paid-in capital	2,173	—
Retained earnings	61,369	—
Total WM Technology, Inc. stockholders’ equity	63,556	—
Noncontrolling interests	68,384	—
Members’ equity	—	29,271
Total equity	131,940	29,271
Total liabilities and stockholders’ equity/members’ equity	$365,144	$53,894
The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share data)

	Years Ended December 31,
	2021	2020	2019
Revenues	$193,146	$161,791	$144,232

Operating expenses
Cost of revenues	7,938	7,630	7,074
Sales and marketing	56,119	30,716	39,746
Product development	35,395	27,142	29,497
General and administrative	97,447	51,127	56,466
Depreciation and amortization	4,425	3,978	5,162
Total operating expenses	201,324	120,593	137,945
Operating (loss) income	(8,178)	41,198	6,287
Other income (expenses)
Change in fair value of warrant liability	166,518	—	—
Other expense, net	(6,723)	(2,368)	(5,341)
Income before income taxes	151,617	38,830	946
(Benefit from) provision for income taxes	(601)	—	1,321
Net income (loss)	152,218	38,830	(375)
Net income attributable to noncontrolling interests	91,835	—	—
Net income (loss) attributable to WM Technology, Inc.	$60,383	$38,830	$(375)

Class A Common Stock:
Basic income per share	$0.93	N/A¹	N/A¹
Diluted loss per share	$(0.18)	N/A¹	N/A¹

Class A Common Stock:
Weighted average basic shares outstanding	65,013,517	N/A¹	N/A¹
Weighted average diluted shares outstanding	66,813,417	N/A¹	N/A¹
__________________
¹ Prior to the Business Combination, the membership structure of the Company included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. As a result, earnings per share information has not been presented for periods prior to the Business Combination on June 16, 2021 (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders' Equity	Non-controlling Interests	Members’ Equity	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2018	—	$—	—	$—	$—	$—	$—	$—	$30,124	$30,124
Distributions	—	—	—	—	—	—	—	—	(15,382)	(15,382)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(1,567)	(1,567)
Net loss	—	—	—	—	—	—	—	—	(375)	(375)
As of December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$12,800	$12,800
Distributions	—	—	—	—	—	—	—	—	(21,953)	(21,953)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(406)	(406)
Net income	—	—	—	—	—	—	—	—	38,830	38,830
As of December 31, 2020	—	$—	—	$—	$—	$—	$—	$—	$29,271	$29,271
Stock-based compensation	—	—	—	—	9,570	—	9,570	20,853	—	30,423
Distributions	—	—	—	—	—	—	—	(888)	(18,110)	(18,998)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(5,565)	(5,565)
Proceeds and shares issued in the Business Combination (Note 6)	63,738,563	6	65,502,347	7	(20,118)	986	(19,119)	(44,928)	(20,674)	(84,721)
Issuance of common stock for acquisitions (Note 7)	1,938,798	1	—	—	12,721	—	12,722	16,590	—	29,312
Net income	—	—	—	—	—	60,383	60,383	76,757	15,078	152,218
As of December 31, 2021	65,677,361	$7	65,502,347	$7	$2,173	$61,369	$63,556	$68,384	$—	$131,940

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$152,218	$38,830	$(375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,425	3,978	5,162
Fair value of warrant liability	(166,518)	—	—
Impairment loss	2,372	—	—
Stock-based compensation	29,324	—	—
Deferred tax asset	(842)	—	—
Provision for doubtful accounts	5,487	1,271	180
Changes in operating assets and liabilities:
Accounts receivable	(13,609)	(6,770)	(2,752)
Prepaid expenses and other current assets	8,235	(3,036)	(611)
Other assets	(313)	679	(3,344)
Accounts payable and accrued expenses	(480)	(960)	7,374
Deferred rent	—	3,693	496
Deferred revenue	2,793	935	165
Net cash provided by operating activities	23,092	38,620	6,295

Cash flows from investing activities
Purchases of property and equipment	(7,935)	(1,311)	(5,129)
Cash paid for acquisitions	(16,000)	—	—
Cash paid for other investments	(6,500)	—	—
Net cash used in investing activities	(30,435)	(1,311)	(5,129)

Cash flows from financing activities
Proceeds from business combination	79,969	—	—
Net repayments of secured line of credit	—	—	(5,020)
Payment of note payable	(205)	—	—
Distributions	(18,998)	(21,952)	(15,382)
Repurchase of Class B Units	(5,565)	(406)	(1,567)
Net cash provided by (used in) financing activities	55,201	(22,358)	(21,969)

Net increase (decrease) in cash	47,858	14,951	(20,803)
Cash – beginning of period	19,919	4,968	25,771
Cash – end of period	$67,777	$19,919	$4,968

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Years Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$—	$157
Income taxes	$242	$1,336	$118

Supplemental disclosures of noncash activities
Warranty liability assumed from the Business Combination	$193,978	$—	$—
Tax receivable agreement liability recognized in connection with the Business Combination	$128,567	$—	$—
Deferred tax assets recognized in connection with the Business Combination	$151,255	$—	$—
Other assets assumed from the Business Combination	$1,053	$—	$—
Issuance of equity for acquisitions	$29,312	$—	$—
Holdback liability recognized in connection with acquisition	$1,000	$—	$—
Accrued liabilities assumed in connection with acquisition	$100
Stock-based compensation capitalized for software development	$1,099	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Organization

WM Technology, Inc. (the “Company”) is one of the oldest and largest marketplace and technology solutions providers exclusively servicing the cannabis industry, primarily consumers, retailers and brands in the United States state-legal and Canadian cannabis markets. The Company’s business consists of its commerce-driven marketplace, Weedmaps, and its monthly subscription software offering, WM Business. The Company’s Weedmaps marketplace provides information on the cannabis plant and the industry and advocates for legalization. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers. WM Business, the Company’s subscription package, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands where clients receive access to a standard listing page and its suite of software solutions, including WM Orders, WM Dispatch, WM Store, WM Dashboard, integrations and API platform, as well as access to its WM Retail and WM Exchange products, where available. The Company charges a monthly fee to clients for access to its WM Business subscription package and then offer other add-on products for additional fees, including our featured listings and our Sprout (customer relationship management) and Cannveya (delivery and logistics software) solutions. The Company sells its WM Business offering in the United States, currently offers some of its WM Business solutions in Canada and has a limited number of non-monetized listings in several other countries, including Austria, Germany, the Netherlands, Spain, and Switzerland. The Company operates in the United States, Canada, and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or applicable national law. The Company is headquartered in Irvine, California.

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

2.     Summary of Significant Accounting Policies

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. Management believes that these accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Pursuant to the Merger Agreement, the Business Combination was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, Silver Spike was treated as the acquired company and Legacy WMH was treated as the acquirer for financial statement reporting purposes.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Thus, the financial statements included in this annual report reflect (i) the historical operating results of Legacy WMH prior to the Business Combination; (ii) the combined results of the WMH LLC and Silver Spike following the Business Combination; and (iii) the acquired assets and liabilities of Silver Spike stated at historical cost, with no goodwill or other intangible assets recorded.

Principles of Consolidation

The consolidated financial statements include the accounts of WM Technology, Inc. and WM Holding Company, LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.

Foreign Currency

Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for years ended December 31, 2021, 2020 and 2019.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made by management include, among others, the valuation of accounts receivable, the useful lives of long-lived assets, income taxes, website and internal-use software development costs, leases, valuation of goodwill and other intangible assets, valuation of warrant liability, deferred tax asset, tax receivable agreement liability, revenue recognition, stock-based compensation, and the recognition and disclosure of contingent liabilities.

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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Effective January 1, 2021, the Company adopted the new accounting guidance on measuring credit losses on its trade accounts receivable using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses are measured and recognized at each reporting date based on historical, current and forecast information. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Company calculates the expected credit losses on a pool basis for those trade receivables that have similar risk characteristics. For those trade receivables that do not share similar risk characteristics, the allowance for doubtful accounts is calculated on an individual basis. Risk characteristics relevant to the Company’s accounts receivable include balance of customer account and aging status.

Prior to the accounting adoption, the Company reserved an allowance for all balances outstanding in excess of ninety days.

Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company recorded a provision for doubtful accounts of $5.2 million and $0.9 million as of December 31, 2021 and 2020, respectively.

The following table summarizes the changes in the allowance for doubtful accounts:

	Years Ended December 31,
	2021	2020	2019
Allowance, beginning of year	$857	$914	$734
Addition to allowance	5,487	1,271	180
Write-off, net of recoveries	(1,175)	(1,328)	—
Allowance, end of year	$5,169	$857	$914

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment in Equity Security

Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As December 31, 2021, the carrying value of the Company’s investments in equity securities without a readily determinable fair value was $6.5 million, which is recorded within Other assets on the Company’s consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and consist of internally developed software, computer equipment, furniture and fixtures and leasehold improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and generally over five years for computer equipment, seven years for furniture and fixtures and five years for leasehold improvements. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s results of operations.

Capitalized website and internal-use software development costs are included in property and equipment in the accompanying balance sheets. The Company capitalizes certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. The Company began to capitalize these costs when preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Capitalization ceases upon completion of all substantial testing. Maintenance and training costs are expensed as incurred. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. Product development costs that do not meet the criteria for capitalization are expensed as incurred.

The Company assess impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized.

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

The Company assess impairment of ROU assets when an event and change in circumstance indicates that the carrying value of such ROU assets may not be recoverable. If an event and a change in circumstance indicates that the carrying value of an ROU asset may not be recoverable and the estimated fair value attributable to the ROU asset is less than its carrying value, an impairment loss equals to the excess of the ROU asset’s carrying value over its fair value is recognized.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company continues to account for leases in the prior period financial statements under ASC 840, Leases.

Warrant Liability

The Company assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants (together, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. All of the Warrants remained outstanding as of December 31, 2021. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other
Public Warrants.

The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A equity holders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in change in fair value of warrant liabilities within the consolidated statements of operations at each reporting date.

Tax Receivable Agreement

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

Revenue Recognition

The Company’s revenues are derived primarily from monthly subscriptions and additional offerings for access to the Company’s Weedmaps platform and SaaS solutions. The Company recognizes revenue when the fundamental criteria for revenue recognition are met. The Company recognizes revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services.

Substantially all of the Company’s revenue is generated by providing standard listing subscription services and other paid listing subscriptions services, including featured listings, promoted deals, nearby listings and other display advertising to its customers. These arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. Prior to January 1, 2021, the Company charged a fee for access to the Company’s orders functionality and those fees were recognized at a point in time, typically when an order for delivery or pickup was submitted. Starting on January 1, 2021, the Company eliminated the technology services fee charge related to the Company’s orders functionality. The Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices of the underlying services at contract inception.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue as of December 31, 2020 and 2019 was $5.3 million and $4.3 million, respectively, and the balances were fully recognized in the first quarter of the following fiscal year. The deferred revenue balance as of December 31, 2021 was $8.1 million and is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.

The following table summarizes the Company’s disaggregated net revenue information (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues recognized over time(1)	$193,146	$155,363	$143,490
Revenues recognized at a point in time(2)	—	6,428	742
Total revenues	$193,146	$161,791	$144,232
________________
(1)Revenues from listing subscription services, featured listings and other advertising products.
(2)Revenues from use of orders functionality.

The following table summarizes the Company’s U.S. and foreign revenues (in thousands):

	Years Ended December 31,
	2021	2020	2019
U.S. revenues	$193,146	$130,373	$132,077
Foreign revenues	—	31,418	12,155
Total revenues	$193,146	$161,791	$144,232

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

Advertising

The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $17.7 million, $10.6 million and $20.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in sales and marketing expense in the accompanying consolidated statements of operations.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation

The Company measures fair value of employee stock-based compensation awards on the date of grant and allocates the related expense over the requisite service period. The fair value of restricted stock units and performance-based restricted stock units is equal to the market price of the Company’s common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. When awards include a performance condition that impacts the vesting of the award, the Company records compensation cost when it becomes probable that the performance condition will be met and the expense will be attributed over the performance period. The expected volatility is based on the historical volatility and implied volatilities for comparable companies, the expected life of the award is based on the simplified method.

The Company accounts for nonemployee stock-based transactions using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Other Expense

Other expense consists primarily of transaction costs related to the warrants, political contributions, interest expense, legal settlements, financing fees and other tax related expenses.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation.

Segment Reporting

The Company and its subsidiaries operate in one business segment.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to WM Technology, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.

Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if-converted method, as applicable. Stock awards are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period.

Prior to the Business Combination, the membership structure of Legacy WMH included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. As a result, earnings per share information has not been presented for periods prior to the Business Combination on June 16, 2021. The basic and diluted income (loss) per share for the year ended December 31, 2021 represent the period from June 16, 2021 (Closing Date) to December 31, 2021.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Emerging Growth Company Status

Prior to December 31, 2021, the Company was an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act, (JOBS Act), and elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies until the Company is no longer an EGC, including using the extended transition period for complying with new or revised accounting standards. As of December 31, 2021, the Company has become a large accelerated filer under the rules of the SEC and is no longer classified as an EGC.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This update modifies measurement of credit losses. The new standard requires that entities estimate credit losses based upon an “expected credit loss” approach rather than the historical “incurred loss” approach. The new approach requires entities to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable forecasts of collectability. The change in approach impacts the timing of recognition of credit losses. The Company adopted this guidance effective on January 1, 2021, using the modified retrospective transition approach. Prior to December 31, 2021, as an EGC, the Company elected to use the extended transition period provided by the JOBS Act for the implementation of new or revised accounting standards, and as a result of this election, the Company did not have to comply with the public company FASB standard’s effective date for this guidance until the Company ceased to be classified as an EGC. Effective on December 31, 2021, the Company lost its EGC status which accelerated the requirement of this adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The new standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance effective on January 1, 2021, using the modified retrospective transition approach. Prior to December 31, 2021, as an EGC, the Company elected to use the extended transition period provided by the JOBS Act for the implementation of new or revised accounting standards, and as a result of this election, the Company did not have to comply with the public company FASB standard’s effective date for this guidance until the Company ceased to be classified as an EGC. Effective on December 31, 2021, the Company lost its EGC status which accelerated the requirement of this adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes. The standard eliminates the need for an organization to analyze whether the following apply in a given period: (1) the exception to the incremental approach for intraperiod tax allocation; (2) the exceptions to accounting for basis differences when

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
there are ownership changes in foreign investments; and (3) the exception in interim periods income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify U.S. GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, (4) enacted changes in tax laws in interim periods and (5) certain income tax accounting for employee stock ownership plans and affordable housing projects. The Company adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

3.    Leases

Effective January 1, 2021, the Company adopted ASC 842 using the modified retrospective transition approach for recording ROU assets and operating lease liabilities for its operating leases. The Company’s operating leases consist of office space located primarily in the United States. The Company does not have any leases classified as financing leases.

The components of lease related costs, net for the year ended December 31, 2021 are as follows (in thousands):

Year Ended December 31, 2021
Operating lease cost	$9,229
Variable lease cost	2,217
Operating lease cost	11,446
Short-term lease cost	88
Total lease cost, net	$11,534

During the year ended December 31, 2021, the Company made cash payments of $8.2 million on its operating leases, all of which were included in cash flows from operating activities within the consolidated statements of cash flows. During the year ended December 31, 2021, ROU assets obtained in exchange for operating lease liabilities were $43.3 million. Net rent expense for the years ended December 31, 2021, 2020 and 2019 amounted to $11.5 million, $11.1 million, and $5.6 million, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations. Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the year ended December 31, 2021, the Company recorded contra rent expense related to a sublease of $0.2 million.

As of December 31, 2021, future minimum payments for the next five years and thereafter are as follows (in thousands):

Operating Leases
Years Ending December 31,
2022	$9,597
2023	9,898
2024	9,405
2025	5,830
2026	5,408
Thereafter	24,325
Total	$64,463
Less present value discount	(19,623)
Operating lease liabilities	$44,840

As of December 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 7.4 years and a weighted-average discount rate of 9.8%. The Company’s lease agreements do not provide an implicit rate and as a result, the Company used an estimated incremental borrowing rate, which was derived from third-party information available at the time the Company adopted ASC 842 in determining the present value of future lease payments. The rate used is for a secured

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
borrowing of a similar term as the right of use asset. During the year ended December 31, 2021, the Company recognized an impairment charge of $2.4 million related to an ROU asset reducing the carrying value of the lease asset to its estimated fair value. The fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent. The impairment charge is included in general and administrative expenses in the consolidated statements of operations.

4.    Commitments and Contingencies

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

5.    Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	December 31, 2021
Liabilities:
Warrant liability – Public Warrants	1	$16,750
Warrant liability – Private Placement Warrants	3	10,710
Total warrant liability		$27,460

The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Year Ended December 31, 2021
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$—	$—	$—
Warrant liability acquired	100,750	93,228	193,978
Change in valuation inputs or other assumptions	(84,000)	(82,518)	(166,518)
Fair value, end of period	$16,750	$10,710	$27,460

Public Warrants

The Company determined the fair value of its public warrants, which were originally issued in the initial public offering of Silver Spike (the “Public Warrants”) based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $16.8 million and $100.8 million as of December 31, 2021 and June 16, 2021, respectively.

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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2021	June 16, 2021
Exercise price	$11.50	$11.50
Stock price	$5.98	$20.55
Volatility	52.4%	60.0%
Term (years)	4.46	5.00
Risk-free interest rate	1.18%	0.89%

The valuations of the Private Placement Warrants use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assess these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the Private Placement Warrants related to updated assumptions and estimates are recognized within the consolidated statements of operations.

The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact the Company’s results of operations in future periods.

Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.

The fair value of the Private Placement Warrants was $10.7 million and $93.2 million as of December 31, 2021 and June 16, 2021, respectively.

The Warrants were accounted for as liabilities in accordance with ASC 815- Derivatives and Hedging and are presented within warrant liability on the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

6.     Business Combination

As discussed in Note 1, on June 16, 2021, the Company consummated the Business Combination pursuant to the Merger Agreement.

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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of equity for the year ended December 31, 2021 (in thousands):

Business Combination
Cash - Silver Spike trust and cash, net of redemptions	$254,203
Cash - PIPE Financing	325,000
Less: cash consideration paid to Legacy WMH equity holders	(455,182)
Less: transaction costs and advisory fees	(44,052)
Net proceeds from the Business Combination	79,969
Less: initial fair value of warrant liability recognized in the Business Combination	(193,978)
Add: transaction costs allocated to Warrants	5,547
Add: non-cash assets assumed from Silver Spike	1,053
Add: deferred tax asset	151,255
Less: tax receivable agreement liability	(128,567)
Net adjustment to total equity from the Business Combination	$(84,721)

The number of shares of common stock issued immediately following the Closing:

Number of Shares
Common stock, outstanding prior to the Business Combination	24,998,575
Less: redemption of shares of Silver Spike’s Class A common stock	10,012
Shares of Silver Spike’s Class A common stock	24,988,563
Shares of Class A Common Stock held by Silver Spike’s Sponsor	6,250,000
Shares of Class A Common Stock issued in the PIPE Financing	32,500,000
Shares of Class A Common Stock issued in the Business Combination	63,738,563
Shares of Class V Common Stock issued to Legacy WMH equity holders	65,502,347
Total shares of common stock issued in the Business Combination	129,240,910

Net income for the period from June 16, 2021 (Closing Date) to December 31, 2021 was $137.1 million, which includes change in fair value of warrant liability of $166.5 million, stock-based compensation expense of $29.3 million and transaction costs related to the warrant liability of $5.5 million. The transaction costs related to the warrant liability is included in other expense, net on the accompanying consolidated statements of operations.

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

The acquired assets and liabilities of Sprout were recorded at their preliminary acquisition date fair values. The purchase price allocations are subject to change as the Company continues to gather information relevant to its determination of the fair value of the assets and liabilities acquired primarily related to, but not limited to, intangible assets. Any adjustments to the purchase price allocations will be made as soon as practicable but no later than one year from the acquisition date.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the components of consideration and the preliminary estimated fair value of assets acquired (in thousands):

Consideration Transferred:
Cash consideration	$12,000
Share consideration(1)	19,186
Total consideration	$31,186

Estimated Assets Acquired and Liabilities Assumed:
Asset acquired:
Software technology	$2,973
Trade name	217
Customer relationships	1,410
Goodwill	26,686
Total assets acquired	31,286

Liabilities assumed:
Other current liabilities	(100)
Total net assets acquired	$31,186
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2021, the Company incurred transaction expenses associated with the Sprout acquisition of $1.0 million, which is included in general and administrative expenses in the consolidated statements of operations.

The revenue and operating loss from Sprout included the Company’s consolidated statements of operations for the period from September 3, 2021 (acquisition date) through December 31, 2021 were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financial statements.
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
____________________________________
(1)Includes holdback of $1.0 million recorded within other current liabilities on the Company’s consolidated balance sheets.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the year ended December 31, 2021, the Company incurred transaction expenses associated with the TLH acquisition of $0.7 million, which is included in general and administrative expenses in the consolidated statements of operations.

The revenue and operating loss from TLH included the Company’s consolidated statements of operations for the period from September 29, 2021 (acquisition date) through December 31, 2021 were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financial statements.
8.     Goodwill and Intangible Assets

A summary of changes in goodwill for the year ended December 31, 2021 is as follows (in thousands):

Goodwill
Balance at December 31, 2020	3,961
Acquisition of Sprout	26,686
Acquisition of TLH	14,648
Balance at December 31, 2021	$45,295

Intangible assets consisted of the following for the periods presented below (in thousands):

	December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.3	$7,532	$(4,081)	$3,451
Software technology	7.7	6,691	(3,222)	3,469
Customer relationships	3.4	1,580	(201)	1,379
Total intangible assets	10.4	$15,803	$(7,504)	$8,299

	December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15	$7,255	$(3,556)	$3,699
Software technology	9.4	3,469	(2,663)	806
Total intangible assets	13.2	$10,724	$(6,219)	$4,505

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense for intangible assets was $1.3 million, $0.9 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2021 is as follows (in thousands):

Amortization
Years ended December 31,
2022	$2,094
2023	1,696
2024	1,517
2025	1,186
2026	939
Thereafter	867
$8,299
9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued liabilities as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts payable	$4,298	$2,244
Accrued employee expenses	10,088	6,586
Other accrued liabilities	8,769	3,821
	$23,155	$12,651

10.     Warrant Liability

At December 31, 2021, there were 12,499,993 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.

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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants was remeasured as of December 31, 2021, resulting in a non-cash change in fair Warrant liabilities of $166.5 million in the consolidated statements of operations for the year ended December 31, 2021.

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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Preferred Stock

Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests

The noncontrolling interest represents the Units held by holders other than the Company. As of December 31, 2021, the noncontrolling interests owned 55.5% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests. Net income for the period prior to the Business Combination from January 1, 2021 to June 15, 2021 is allocated to net income attributable to noncontrolling interests on the accompanying consolidated statements of operations for the year ended December 31, 2021.

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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Class P Unit activity for the periods presented is as follows:

Number of Units
Outstanding Class A-3 and Class B Units, December 31, 2018	245,371
Granted	25,990
Cancellations	(7,284)
Outstanding Class A-3 and Class B Units, December 31, 2019	264,077
Granted	14,250
Repurchase	(1,900)
Cancellations	(1,611)
Outstanding Class A-3 and Class B Units, December 31, 2020	274,816
Repurchases	(8,279)
Cancellations	(4,288)
Outstanding Class A-3 and Class B Units, June 15, 2021 (Pre-Business Combination)	262,249
Class A-3 Units outstanding exchanged for Class A Units in connection with the Business Combination	(53,333)
Recapitalization in connection with the Business Combination	25,687,126
Outstanding Class P Units, June 16, 2021	25,896,042
Cancellations	(235,513)
Outstanding Class P Units, December 31, 2021	25,660,529
Vested, December 31, 2021	23,685,659

As of December 31, 2021, unrecognized stock-based compensation expense for non-vested Class P Units was $4.2 million, which is expected to be recognized over a weighted-average period of 2.1 years. For the year ended December 31, 2021, the Company recorded stock-based compensation expense for the Class P Units of $20.9 million. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to the Company’s Class P equity awards issued to employees and consultants were removed and as a result the Company recognized the life-to-date expense on units vested through the Business Combination date on those equity awards. The stock-based compensation expense recognized during the year ended December 31, 2021 includes a one-time incremental expense of $4.1 million related to an award modification as a result of an advisory agreement entered into with a former executive.

WM Technology, Inc. Equity Incentive Plan

In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of December 31, 2021, 19,209,986 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of December 31, 2021, 10,373,779 shares of Class A Common Stock are available for future issuance.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the restricted stock unit (“RSU”) activity for the year ended December 31, 2021 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2020	—	$—
Granted	6,581,369	$10.96
Vested	(568,826)	$10.59
Forfeited	(182,662)	$13.70
Non-vested at December 31, 2021	5,829,881	$10.91

As of December 31, 2021, unrecognized stock-based compensation expense for non-vested RSUs was $60.5 million, which is expected to be recognized over a weighted-average period of 3.3 years. For the year ended December 31, 2021, the Company recorded stock-based compensation expense for the RSUs of $8.0 million.

The Company grants performance-based restricted stock units (“PSUs”) with performance and service-based vesting conditions. The level of achievement of such goals may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. The Company recognizes expense ratably over the vesting period for the PSUs when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant.

A summary of the PSU activity for the year ended December 31, 2021 is as follows:

	Number of PSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2020	—	$—
Granted	2,437,500	$6.40
Vested	—	$—
Forfeited	—	$—
Non-vested at December 31, 2021	2,437,500	$6.40

As of December 31, 2021, unrecognized stock-based compensation expense for non-vested PSUs was $15.2 million, which is expected to be recognized over a weighted-average period of 2.0 years. For the year ended December 31, 2021, the Company recorded stock-based compensation expense for the PSUs of $0.4 million.

The Company recorded stock-based compensation cost related to the Class P Units, RSUs and PSUs in the following expense categories on the accompanying consolidated statements of operations (in thousands):

Year Ended December 31, 2021
Sales and marketing	$6,021
Product development	5,103
General and administrative	18,200
Total stock-based compensation expense	29,324
Amount capitalized to software development	1,099
Total stock-based compensation cost	$30,423

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.     Earnings Per Share

Basic income (loss) per share of Class A Common Stock is computed by dividing net earnings (loss) attributable to WM Technology, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted income (loss) per share of Class A Common Stock adjusts basic net income (loss) per share of Class A Common Stock for the potentially dilutive impact of securities. For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability, net of the portion attributable to non-controlling interests, and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

Prior to the Business Combination, the membership structure of WMH included units which had profit interests. The Company analyzed the calculation of net earnings (loss) per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, net earnings per share information has not been presented for periods prior to the Business Combination on June 16, 2021. The basic and diluted income (loss) per share for the year ended December 31, 2021 represent the period from June 16, 2021 (Closing Date) to December 31, 2021.

The computation of income (loss) per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the period from June 16, 2021 (Closing Date) to December 31, 2021 (amounts in thousands, except for share and per share amounts):

Year Ended December 31, 2021
Numerator:
Net income	$152,218
Less: net income attributable to WMH LLC prior to the Business Combination	15,078
Less: net income attributable to noncontrolling interests after the Business Combination	76,757
Net income attributable to WM Technology, Inc. - basic	60,383
Effect of dilutive securities:
Less: fair value change of Public and Private Placement Warrants, net of amounts attributable to noncontrolling interests	72,483
Net loss attributable to WM Technology, Inc. - diluted	$(12,100)
Denominator:
Weighted average Class A Common Stock outstanding - basic	65,013,517
Weighted average effect of dilutive securities:
Public Warrants¹	1,153,782
Private Placement Warrants¹	646,118
Weighted average Class A Common Stock outstanding - diluted	66,813,417

Net income (loss) per share of Class A Common Stock:
Net income per share of Class A Common Stock - basic	$0.93
Net loss per share of Class A Common Stock - diluted	$(0.18)
___________________________________
¹Calculated using the treasury stock method.

Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

Year Ended December 31, 2021
Class A Units	65,502,347
Class P Units	25,660,529
RSUs	6,398,707
PSUs	2,437,500

14.     Income Taxes

As a result of the Business Combination, WM Technology, Inc. became the sole managing member of WMH LLC, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, WMH LLC is not subject to U.S. federal and certain state and local income taxes. Accordingly, no provision for U.S. federal and state income taxes has been recorded in the financial statements for the period prior to June 16, 2021, as this period was prior to the Business Combination.

Following the Business Combination, any taxable income or loss generated by WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc., on a pro rata basis, with the remainder reflected in the line item Income Taxed to Owners of Noncontrolling Interests. WM Technology, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of WMH following the Business Combination. The Company is also subject to taxes in foreign jurisdictions.

The components of income (loss) before taxes are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic	$151,987	$38,878	$(4,152)
Foreign	(370)	(48)	5,098
Income before income taxes	151,617	38,830	946

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	241	—	1,321
	241	—	1,321
Deferred
Federal	(508)	—	—
State	(334)	—	—
Foreign	—	—	—
	(842)	—	—
Total income tax (benefit) expense	$(601)	$—	$1,321

The change in the Company’s income tax expense from 2020 to 2021 is due to the Business Combination and settlement of a foreign income tax examination. In 2020, the Company was only subject to minimal LLC entity-level and

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
foreign taxes, whereas in 2021 the Company was also subject to U.S. federal and state income taxes on its allocable share of any taxable income or loss generated subsequent to the Business Combination.

The actual income tax expense differs from the expected amount computed by applying the federal statutory corporate tax rate of 21 percent as follows (in thousands):

	Years Ended December 31,
	2021		2020	2019
Federal statutory rate	$31,844		$8,154	$199
State blended statutory rate	8,497		2,176	53
LLC flow-through structure	—		(10,340)	(252)
Income taxed to owners of noncontrolling interests	(21,762)		—	—
Foreign tax impact	227		10	1,321
Change in fair value of warrant liability	(19,669)		—	—
Other permanent items	901		—	—
R&D credit	(751)		—	—
Change in valuation allowance	112		—	—
Total income tax (benefit) expense	$(601)		$—	$1,321
Effective tax rate	(0.40)%	—	—%	139.64%

The significant components of the net deferred tax assets are as follows:

December 31, 2021
Deferred tax assets
Investment in partnership	$112,543
Tax receivable agreement	34,203
Net operating loss carryovers	4,694
Tax credit carryovers	751
Other	18
Total deferred tax asset	152,209
Less: valuation allowance	(112)
Net deferred tax asset	152,097

As of December 31, 2021, the Company had federal and state net operating loss carry forwards of approximately $17.2 million and $15.5 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carries forward indefinitely and most of the state net operating losses will expire beginning in 2041. The Company also has foreign net operating loss carry forwards of approximately $0.4 million.

As of December 31, 2021, the Company had federal and California research credit carryforwards of $0.6 million and $0.4 million available to reduce future tax. Federal tax credits begin to expire in 2041 and California credits carry forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. An “ownership change” would occur for these purposes if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Utilization of federal net operating loss carryforwards is also limited to 80% of the Company’s taxable income in the year of deduction. In addition, a substantial portion of the Company’s state net operating

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
loss is in California, for which there is a temporary suspension of the utilization of net operating loss carryforwards through 2022.
The Company’s deferred tax asset is primarily attributable to future tax amortization deductions of tax basis created from the Business Combination and future tax receivable agreement (“TRA”) payments. These deferred tax assets generally amortize over 15 years beginning on the payment date. Tax amortization deductions in excess of taxable income from operations result in a net operating loss, which can be carried forward indefinitely for federal tax purposes.

The deferred tax assets are reduced through the establishment of a valuation allowance if, based upon available evidence, it is determined that it is more-likely-than-not that the deferred tax assets will not be realized. Management assesses the available positive and negative evidence, including history of earnings or losses, loss carryback potential, impact of reversing temporary differences, tax planning strategies, and whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on the Company’s recent earnings history as well as anticipated future taxable income, management has concluded that it is more-likely-than-not that the U.S. federal and state deferred tax assets will be realized and that a valuation allowance is not needed. The Company’s valuation allowance increased by $0.1 million during 2021 due to losses in foreign jurisdictions. There was no change in valuation allowance during 2020 or 2019.

The Company follows the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return.

The following table reflects changes in the unrecognized tax benefits since January 1, 2021 (in thousands):

December 31, 2021
Gross amount of unrecognized tax benefits as of the beginning of the period	$—
Decreases related to prior year tax provisions	—
Increases related to current year tax provisions	188
Gross amount of unrecognized tax benefits as of the end of the period	$188

As of December 31, 2021, the Company has unrecognized tax benefits of approximately $0.2 million, which would affect its effective tax rate if recognized. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

The Company and its subsidiaries file income tax returns with the U.S. federal government, various U.S. states, and several foreign jurisdictions. The Company’s U.S. federal and state tax returns remain open to examination for 2018 through 2021. In addition, tax returns remain open to examination in non-U.S. subsidiaries, including Canada.

Tax Receivable Agreement

The Business Combination was accomplished through what is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies undertaking an initial public offering. The Up-C structure allows the current WMH equity holders to retain their equity ownership in WMH, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of post-merger WMH units and provides potential future tax benefits for both WM Technology, Inc. and the post-merger WMH equity holders when they ultimately exchange their pass-through interests for shares of Class A common stock. Additionally, the Company could obtain future increases in its tax basis of the assets of WMH when such units are redeemed or exchanged by the continuing members. This increase in tax basis may have the effect of reducing the amounts paid in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”) with continuing members that provides for a payment to the continuing members of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH units. In connection with such potential future tax benefits resulting from the Business Combination, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. To date, no payments have been made with respect to the TRA.