Form 10-Q
period 2022-03-31
WM TECHNOLOGY, INC.
filed 2022-05-06
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of May 2, 2022, there were 86,103,114 shares of the registrant’s Class A common stock outstanding and 58,294,288 shares of Class V common stock outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash	$55,857	$67,777
Accounts receivable, net	23,657	17,550
Prepaid expenses and other current assets	12,031	13,607
Total current assets	91,545	98,934
Property and equipment, net	17,339	13,283
Goodwill	65,722	45,295
Intangible assets, net	13,488	8,299
Right-of-use assets	35,404	36,549
Deferred tax assets	171,021	152,097
Other assets	10,687	10,687
Total assets	$405,206	$365,144
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$22,355	$23,155
Deferred revenue	7,897	8,057
Operating lease liabilities, current	5,673	5,463
Other current liabilities	1,000	1,125
Total current liabilities	36,925	37,800
Operating lease liabilities, non-current	37,886	39,377
Tax receivable agreement liability	134,118	128,567
Warrant liability	45,679	27,460
Other long-term liabilities	1,627	—
Total liabilities	256,235	233,204
Commitments and contingencies (Note 3)
Stockholders’ equity/Members’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 83,098,990 shares issued and outstanding at March 31, 2022 and 65,677,361 shares issued and outstanding at December 31, 2021	8	7
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 61,206,773 shares issued and outstanding at March 31, 2022 and 65,502,347 shares issued and outstanding at December 31, 2021	6	7
Additional paid-in capital	43,970	2,173
Retained earnings	47,476	61,369
Total WM Technology, Inc. stockholders’ equity	91,460	63,556
Noncontrolling interests	57,511	68,384
Total equity	148,971	131,940
Total liabilities and stockholders’ equity/members’ equity	$405,206	$365,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$57,452	$41,154

Operating expenses
Cost of revenues	3,740	1,857
Sales and marketing	21,882	9,117
Product development	13,090	7,868
General and administrative	29,055	13,366
Depreciation and amortization	3,945	1,002
Total operating expenses	71,712	33,210
Operating (loss) income	(14,260)	7,944
Other income (expenses)
Change in fair value of warrant liability	(18,219)	—
Other (expense) income, net	(502)	28
(Loss) income before income taxes	(32,981)	7,972
(Benefit from) provision for income taxes	(1,748)	241
Net (loss) income	(31,233)	7,731
Net loss attributable to noncontrolling interests	(17,340)	—
Net (loss) income attributable to WM Technology, Inc.	$(13,893)	$7,731

Class A Common Stock:
Basic and diluted loss per share	$(0.19)	N/A¹

Class A Common Stock:
Weighted average basic and diluted shares outstanding	72,450,204	N/A¹
__________________
¹ Prior to the Business Combination, the membership structure of the Company included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. As a result, earnings per share information has not been presented for periods prior to the Business Combination on June 16, 2021 (Note 5).

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three Months Ended March 31, 2022
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2021	65,677,361	$7	65,502,347	$7	$2,173	$61,369	$63,556	$68,384	$131,940
Stock-based compensation	—	—	—	—	7,246	—	7,246	681	7,927
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	879,284	—	—	—	(6)	—	(6)	(7)	(13)
Issuance of common stock for acquisition (Note 6)	4,721,706	—	—	—	12,836	—	12,836	15,889	28,725
Issuance of common stock - Class A Unit exchange	4,295,574	1	(4,295,574)	(1)	3,669	—	3,669	(3,669)	—
Issuance of common stock - Class P Unit exchange	7,525,045	—	—	—	6,427	—	6,427	(6,427)	—
Issuance of common stock - warrants exercised	20	—	—	—	—	—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Units	—	—	—	—	11,625	—	11,625	—	11,625
Net loss	—	—	—	—	—	(13,893)	(13,893)	(17,340)	(31,233)
As of March 31, 2022	83,098,990	$8	61,206,773	$6	$43,970	$47,476	$91,460	$57,511	$148,971

	Three Months Ended March 31, 2021
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Members’ Equity	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2020	—	$—	—	$—	$—	$—	$—	$—	$29,271	$29,271
Distributions to members	—	—	—	—	—	—	—	—	(10,513)	(10,513)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(106)	(106)
Net income	—	—	—	—	—	—	—	—	7,731	7,731
As of March 31, 2021	—	$—	—	$—	$—	$—	$—	$—	$26,383	$26,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(31,233)	$7,731
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,945	1,002
Change in fair value of warrant liability	18,219	—
Stock-based compensation	7,517	—
Deferred income taxes	(1,748)	—
Provision for doubtful accounts	2,759	115
Changes in operating assets and liabilities:
Accounts receivable	(7,802)	1,760
Prepaid expenses and other assets	1,617	(2,524)
Accounts payable and accrued expenses	(11)	1,578
Deferred revenue	(256)	925
Net cash (used in) provided by operating activities	(6,993)	10,587

Cash flows from investing activities
Purchases of property and equipment	(4,201)	(283)
Cash paid for acquisitions, net of cash acquired	(713)	—
Net cash used in investing activities	(4,914)	(283)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(13)	—
Distributions to members	—	(10,513)
Repurchase of Class B Units	—	(106)
Net cash used in financing activities	(13)	(10,619)

Net decrease in cash	(11,920)	(315)
Cash – beginning of period	67,777	19,919
Cash – end of period	$55,857	$19,604

Supplemental disclosures of noncash activities
Issuance of equity for acquisitions	$28,725	$—
Holdback liability recognized in connection with acquisition	$98	$—
Accrued liabilities assumed in connection with acquisition	$586	$—
Stock-based compensation capitalized for software development	$410	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business and Organization
WM Technology, Inc. (the “Company”) is one of the oldest and largest marketplace and technology solutions providers exclusively servicing the cannabis industry, primarily consumers, retailers, delivery services and brands in the United States state-legal and Canadian cannabis markets. The Company’s business primarily consists of its commerce-driven marketplace, Weedmaps, and its monthly subscription software offering, WM Business. The Company’s Weedmaps marketplace provides information on the cannabis plant and the industry and advocates for legalization. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through the Company’s website and mobile apps, permitting product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers. WM Business, the Company’s subscription package, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands where clients receive access to a standard listing page and its suite of software solutions, including WM Orders, WM Dispatch, WM Store, WM Dashboard, integrations and API platform, as well as access to its WM Exchange products, where available. The Company charges a monthly fee to clients for access to its WM Business subscription package and then offers other add-on products for additional fees, including its featured listings and its Sprout (customer relationship management), Cannveya (delivery and logistics software) and Enlighten (software, digital signage services and multi-media offerings) solutions. The Company sells its WM Business offering in the United States, currently offers some of its WM Business solutions in Canada and has a limited number of non-monetized listings in several other countries, including Austria, Germany, the Netherlands, Spain, and Switzerland. The Company operates in the United States, Canada, and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or applicable national law. The Company is headquartered in Irvine, California.
WM Technology, Inc. was initially incorporated in the Cayman Islands on June 7, 2019 under the name “Silver Spike Acquisition Corp” (“Silver Spike”). Silver Spike was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 16, 2021 (the “Closing Date”), Silver Spike consummated the business combination (the “Business Combination”), pursuant to that certain Agreement and Plan of Merger, dated December 10, 2020 (the “Merger Agreement”), by and among Silver Spike, Silver Spike Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Silver Spike Acquisition Corp. (“Merger Sub”), WM Holding Company, LLC, a Delaware limited liability company (when referred to in its pre-Business Combination capacity, “Legacy WMH” and following the Business Combination, “WMH LLC”), and Ghost Media Group, LLC, a Nevada limited liability company, solely in its capacity as the initial holder representative (the “Holder Representative”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Silver Spike was domesticated and continues as a Delaware corporation, changing its name to WM Technology, Inc.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. The condensed financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of March 31, 2022, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three months ended March 31, 2022 and 2021.

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
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, the majority of U.S. states permit medical cannabis, and several permit adult- use. However, under federal law, cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is still a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines, and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. If any of the states that permit use of cannabis were to change their laws or the federal government was to actively enforce the CSA or other laws related to the federal prohibition on cannabis, the Company’s business could be adversely affected.
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
The Company measures credit losses on its trade accounts receivable using the current expected credit loss model under ASC 326 Financial Instruments – Credit Losses, which is based on the expected losses rather than incurred losses. Under the

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
credit loss model, lifetime expected credit losses are measured and recognized at each reporting date based on historical, current and forecast information.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company recorded a provision for doubtful accounts of $7.2 million and $5.2 million as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes the changes in the allowance for doubtful accounts:

	Three Months Ended March 31,
	2022	2021
Allowance, beginning of year	$5,169	$914
Addition to allowance	2,759	115
Write-off, net of recoveries	(686)	(354)
Allowance, end of period	$7,242	$675
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s investments in equity securities without a readily determinable fair value was $6.5 million, which is recorded within Other assets on the Company’s condensed consolidated balance sheets.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation, and consist of internally developed software, computer equipment, furniture and fixtures and leasehold improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and generally over five years for computer equipment, seven years for furniture and fixtures and five years for leasehold improvements. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s condensed consolidated statements of operations.
Capitalized website and internal-use software development costs are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company capitalizes certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. The Company began to capitalize these costs when preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Capitalization ceases upon completion of all substantial testing. Maintenance and training costs are expensed as incurred. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. Product development costs that do not meet the criteria for capitalization are expensed as incurred.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leases
The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheet as both a right-of-use asset (“ROU”) and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
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
Total lease costs for the three months ended March 31, 2022 and 2021 were $2.5 million and $2.9 million, respectively.
Warrant Liability
The Company assumed 12,499,993 public warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of March 31, 2022, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A equity holders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in change in fair value of warrant liabilities within the condensed consolidated statements of operations at each reporting date.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
The Company’s revenues are derived primarily from monthly subscriptions and additional offerings for access to the Company’s Weedmaps platform and SaaS solutions. The Company recognizes revenue when the fundamental criteria for revenue recognition are met. The Company recognizes revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price.
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
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue as of December 31, 2021 of $8.1 million was fully recognized in the first quarter of fiscal year 2022, and the deferred revenue balance as of March 31, 2022 of $7.9 million is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
All revenues during the periods presented were recognized over time, as opposed to at a point in time. All revenue has been generated in the United States during the periods presented.
Cost of Revenue
The Company’s cost of revenue primarily consists of web hosting, internet service costs, credit card processing costs and inventory costs related to multi-media offerings.
Product Development Costs
Product development costs includes salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred.
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $4.9 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the three months ended March 31, 2022, the Company recorded an income tax benefit of $1.7 million and for the three months ended March 31, 2021 an income tax provision of $0.2 million was recorded. The income tax benefit for the first quarter of 2022 was the result of the tax benefit of the Company’s pro rata share of losses and tax credits flowing through from WM Holding LLC. The provision for income taxes during the first quarter of 2021 was the result of an audit performed by the Canada Revenue Agency on prior years income taxes paid by the Company’s subsidiary, WM Canada Holdings, Inc. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
During the period ended March 31, 2022, the Company acquired additional interest in WM Holding Company LLC (“LLC Interests”) in connection with the exchange of LLC Interests, and activity relating to its stock compensation plan. The Company recognized a deferred tax asset in the amount of $17.2 million associated with the basis difference in its investment in WM Holding Company LLC upon acquisition of these LLC Interests, some of which are related to the additional tax basis increases generated from expected future payments under the Tax Receivable Agreement (“TRA”), some of which are partially offset by the TRA liability amount of $5.6 million, and these amounts were recorded through equity.
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
Segment Reporting
The Company and its subsidiaries operate in one business segment.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to WM Technology, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.
Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if-converted method, as applicable. Stock awards are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 12 for additional information on dilutive securities.
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
Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in ASU 2021-08 require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts from Customers (“ASC 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree financial statements were prepared in accordance with generally accepted accounting principles). For public business entities, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of ASU 2021-08 is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted this new guidance as of January 1, 2022. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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
4.    Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	March 31, 2022	December 31, 2021
Liabilities:
Warrant liability – Public Warrants	1	$27,500	$16,750
Warrant liability – Private Placement Warrants	3	18,179	10,710
Total warrant liability		$45,679	$27,460

The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three months ended March 31, 2022
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$16,750	$10,710	$27,460
Change in valuation inputs or other assumptions	10,750	7,469	18,219
Fair value, end of period	$27,500	$18,179	$45,679

Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $27.5 million and $16.8 million as of March 31, 2022 and December 31, 2021, respectively.

Private Placement Warrants
The estimated fair value of the Private Placement Warrants is determined with Level 3 inputs using the Black-Scholes model. The significant inputs and assumptions in this method are the stock price, exercise price, volatility, risk-free rate, and term or maturity. The underlying stock price input is the closing stock price as of each valuation date and the exercise price is the price as stated in the warrant agreement. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company. Volatility for each comparable publicly traded company is calculated as the annualized standard deviation of daily continuously compounded returns. The Black-Scholes analysis is performed in a risk-neutral framework, which requires a risk-free rate assumption based upon constant-maturity treasury yields, which are interpolated based on the remaining term of the Private Placement Warrants as of each valuation date. The term/maturity is the duration between each valuation date and the maturity date, which is five years following the date the Business Combination closed, or June 16, 2026.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$7.82	$5.98
Volatility	53.0%	52.4%
Term (years)	4.21	4.46
Risk-free interest rate	2.43%	1.18%

Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $18.2 million and $10.7 million as of March 31, 2022 and December 31, 2021, respectively.
The Warrants were accounted for as liabilities in accordance with ASC 815- Derivatives and Hedging and are presented within warrant liability on the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed consolidated statements of operations.
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
5.     Business Combination
As previously discussed in Note 1, on June 16, 2021, the Company consummated the Business Combination pursuant to the Merger Agreement.
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
6.     Acquisitions
Eyechronic

On January 14, 2022, the Company acquired all the equity interests of Eyechronic LLC (“Eyechronic”) d/b/a Enlighten, a Delaware limited liability company and a provider of software, digital signage services and multi-media offerings to dispensaries and brands, for total consideration of approximately $29.4 million. The Company accounted for the Eyechronic acquisition as an acquisition of a business under ASC 805.

The acquired assets of Eyechronic were recorded at their preliminary acquisition date fair values. The purchase price allocations are subject to change as the Company continues to gather information relevant to its determination of the fair value of the assets and liabilities acquired primarily related to, but not limited to, intangible assets. Any adjustments to the purchase price allocations will be made as soon as practicable but no later than one year from the acquisition date.

The following table summarizes the components of consideration and the preliminary estimated fair value of assets acquired (in thousands):

Consideration Transferred:
Cash consideration (1)	$697
Share consideration (2)	28,725
Total consideration	$29,422
____________________________________
(1)Includes $0.2 million settlement of pre-existing accounts payable with seller and holdback of $0.1 million recorded within other liabilities on the Company’s condensed consolidated balance sheets.
(2)The fair value of share consideration was calculated based on 5,399,553 shares of Class A common stock multiplied by the share price on the closing date of $5.32. This includes 677,847 of holdback shares to be issued subject to customary indemnification obligations.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Estimated Assets Acquired and Liabilities Assumed:
Assets acquired:
Cash	$118
Accounts receivable	835
Other current assets	37
Fixed assets	2,826
Software technology	1,877
Trade name	109
Customer relationships	3,779
Goodwill	20,427
Total assets acquired	30,008

Liabilities assumed:
Accounts payable	$(460)
Other current liabilities	(8)
Deferred revenue	(96)
Other liabilities	(22)
Total liabilities assumed	(586)

Total net assets acquired	$29,422

During the three months ended March 31, 2022, the Company incurred transaction expenses associated with the Eyechronic acquisition of $0.1 million, which is included in general and administrative expenses in the condensed consolidated statements of operations.

The revenue and operating loss from Eyechronic included the Company’s condensed consolidated statements of operations for the period from January 14, 2022 (acquisition date) through March 31, 2022 were $0.8 million and $0.4 million respectively. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financial statements.

For acquisitions, the excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Goodwill is primarily attributable to the expected synergies from combining operations. Goodwill recognized was allocated to the Company’s one operating segment and is generally deductible for tax purposes.

The fair values of the trade name intangible assets are determined using an “income approach”, specifically, the relief-from royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Owning that intangible asset means that the underlying entity wouldn’t have to pay for the privilege of deploying that asset. Therefore, a portion of the acquired entity’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The fair value of the software technology intangible asset was also determined using an “income approach”, specifically a multi-period excess earnings approach, which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time. The fair value of the customer relationships are determined using an “income approach”, specifically, the With-and-Without method, which is a commonly accepted valuation approach. This method estimates the value of customer-related assets by quantifying the impact on cash flows under a scenario in which the customer-related assets must be replaced and assuming

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
all of the existing assets are in place except the customer-related assets. Essentially, it estimates the intangible asset’s value by calculating the difference between the two discounted cash-flow models. One that represents the status quo for the business enterprise with the asset in place and the second that represents the business enterprise with everything in place besides the customer-related asset. The projected cash flow period is the time-period it takes to build back up to that status quo. The difference between the two cash flows represents the calculated value of the customer-related asset.
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
Assets acquired:
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

The revenue and operating loss from Sprout included the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financial statements.

For acquisitions, the excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Goodwill is primarily attributable to the expected synergies from combining operations. Goodwill recognized was allocated to the Company’s one operating segment and is generally deductible for tax purposes.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Transport Logistics Holding

On September 29, 2021, the Company acquired all of the equity interests of Transport Logistics Holding Company, LLC (“TLH”), a logistics platform that enables the compliant delivery of cannabis, for total consideration of approximately $15.1 million. The Company accounted for the TLH acquisition as an acquisition of a business under ASC 805- Business Combinations.

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

The revenue and operating loss from TLH included the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financial statements.

For acquisitions, the excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Goodwill is primarily attributable to the expected synergies from combining operations. Goodwill recognized was allocated to the Company’s one operating segment and is generally deductible for tax purposes.

The fair values of the trade name intangible assets are determined using an “income approach”, specifically, the relief-from royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Owning that intangible asset means that the underlying entity wouldn’t have to pay for the privilege of deploying that asset. Therefore, a portion of the acquired entity’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The fair value of the software technology intangible asset was also determined using an “income approach”, specifically a multi-period excess earnings approach, which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
over time. The fair value of the customer relationships are determined using an “income approach”, specifically, the With-and-Without method, which is a commonly accepted valuation approach. This method estimates the value of customer-related assets by quantifying the impact on cash flows under a scenario in which the customer-related assets must be replaced and assuming all of the existing assets are in place except the customer-related assets. Essentially, it estimates the intangible asset’s value by calculating the difference between the two discounted cash-flow models. One that represents the status quo for the business enterprise with the asset in place and the second that represents the business enterprise with everything in place besides the customer-related asset. The projected cash flow period is the time-period it takes to build back up to that status quo. The difference between the two cash flows represents the calculated value of the customer-related asset.
7.     Goodwill and Intangible Assets

A summary of changes in goodwill for the three months ended March 31, 2022 is as follows (in thousands):

Goodwill
Balance at December 31, 2021	$45,295
Acquisition of Eyechronic	20,427
Balance at March 31, 2022	$65,722

Intangible assets consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.4	$7,641	$(4,239)	$3,402
Software technology	6.7	8,568	(3,487)	5,081
Customer relationships	6.7	5,359	(354)	5,005
Total intangible assets	9.4	$21,568	$(8,080)	$13,488

	December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.3	$7,532	$(4,081)	$3,451
Software technology	7.7	6,691	(3,222)	3,469
Customer relationships	3.4	1,580	(201)	1,379
Total intangible assets	10.4	$15,803	$(7,504)	$8,299

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense for intangible assets was $0.6 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

The estimated future amortization expense of intangible assets as of March 31, 2022 is as follows (in thousands):

Remaining period in 2022 (nine months)	$2,418
Year ended December 31, 2023	2,599
Year ended December 31, 2024	2,365
Year ended December 31, 2025	2,034
Year ended December 31, 2026	1,787
Thereafter	2,285
$13,488
8.     Accounts Payable and Accrued Expenses
Accounts payable and accrued liabilities as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable	$6,378	$4,298
Accrued employee expenses	9,965	10,088
Other accrued liabilities	6,012	8,769
	$22,355	$23,155
9.     Warrant Liability
At March 31, 2022, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants was remeasured as of March 31, 2022, resulting in a non-cash loss of $18.2 million in the condensed consolidated statements of operations for the three months ended March 31, 2022.
10.     Equity

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

Preferred Stock

Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

Noncontrolling Interests

The noncontrolling interest represents the Units held by holders other than the Company. As of March 31, 2022, the noncontrolling interests owned 46.3% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests.
11.     Stock-based Compensation

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
A summary of the Class P Unit activity for the three months ended March 31, 2022 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2021	25,660,529
Cancellations	(27,891)
Exchanged for Class A Common Stock	(9,383,608)
Outstanding, Class P Units, March 31, 2022	16,249,030
Vested, March 31, 2022	14,702,575
As of March 31, 2022, unrecognized stock-based compensation expense for non-vested Class P Units was $3.5 million, which is expected to be recognized over a weighted-average period of 1.9 years. For the three months ended March 31, 2022, the Company recorded stock-based compensation expense for the Class P Units of $0.7 million.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of March 31, 2022, 25,768,971 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of March 31, 2022, 12,213,211 shares of Class A Common Stock are available for future issuance.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the restricted stock unit (“RSU”) activity for the three months ended March 31, 2022 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2021	5,829,881	$10.91
Granted	5,062,234	$5.80
Vested	(319,588)	$9.06
Forfeited	(342,681)	$12.78
Non-vested at March 31, 2022	10,229,846	$8.38
As of March 31, 2022, unrecognized stock-based compensation expense for non-vested RSUs was $80.1 million, which is expected to be recognized over a weighted-average period of 3.3 years. For the three months ended March 31, 2022, the Company recorded stock-based compensation expense for the RSUs of $5.0 million.
The Company grants performance-based restricted stock units (“PRSUs”) with performance and service-based vesting conditions. The level of achievement of such goals may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. The Company recognizes expense ratably over the vesting period for the PRSUs when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant.
A summary of the PRSU activity for the three months ended March 31, 2022 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2021	2,437,500	$6.40
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at March 31, 2022	2,437,500	$6.40
As of March 31, 2022, unrecognized stock-based compensation expense for non-vested PRSUs was $13.3 million, which is expected to be recognized over a weighted-average period of 1.8 years. For the three months ended March 31, 2022, the Company recorded stock-based compensation expense for the PRSUs of $1.9 million.
The Company recorded stock-based compensation cost related to the Class P Units, RSUs and PRSUs in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

Three Months Ended March 31, 2022
Sales and marketing	$1,811
Product development	1,412
General and administrative	4,294
Total stock-based compensation expense	7,517
Amount capitalized to software development	410
Total stock-based compensation cost	$7,927
12.     Earnings Per Share
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The computation of loss per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three months ended March 31, 2022 (amounts in thousands, except for share and per share amounts):

Three Months Ended March 31, 2022
Numerator:
Net loss	$(31,233)
Less: net loss attributable to noncontrolling interests	(17,340)
Net loss attributable to WM Technology, Inc. - basic and diluted	$(13,893)

Denominator:
Weighted average Class A Common Stock outstanding - basic and diluted	72,450,204

Net loss per share of Class A Common Stock:
Net loss per share of Class A Common Stock - basic and diluted	$(0.19)

Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

Three Months Ended March 31, 2022
Class A Units	61,206,773
Class P Units	16,249,030
RSUs	10,229,846
PRSUs	2,437,500
Public Warrants	12,499,973
Private Warrants	7,000,000
Acquisition holdback shares	677,847

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes to those statements included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
WM Technology, Inc. is one of the oldest and largest marketplace and technology solutions providers exclusively servicing the cannabis industry, primarily consumers, retailers and brands in the United States state-legal and Canadian cannabis markets. Our business primarily consists of our commerce-driven marketplace, Weedmaps, and our monthly subscription software offering, WM Business. Our Weedmaps marketplace provides information on the cannabis plant and the industry and advocates for legalization. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers. As of March 31, 2022, we had 16.4 million monthly active users on our marketplace. We believe the size of our user base and the frequency of consumption of cannabis of that user base is highly valuable to our clients and results in clients paying for our services. WM Business, our subscription package, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands where clients receive access to a standard listing page and our suite of software solutions, including WM Orders, WM Dispatch, WM Store, WM Dashboard, our integrations and API platform, as well as access to our WM Exchange products, where available. We charge a monthly fee to clients for access to our WM Business subscription package and then offer other add-on products for additional fees, including our featured listings and our Sprout (customer relationship management), Cannveya (delivery and logistics software) solutions and Enlighten (software, digital signage services and multi-media offerings) solutions.. We sell our WM Business offering in the United States, currently offer some of our WM Business solutions in Canada and have a limited number of non-monetized listings in several other countries, including Austria, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada, and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or applicable national law. We are headquartered in Irvine, California.
We were founded in 2008 and operate a leading online marketplace with a comprehensive set of eCommerce and compliance software solutions sold to retailers and brands in the U.S. state-legal and Canadian cannabis markets. The Company’s mission is to power a transparent and inclusive global cannabis economy. We address the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis patients and customers in a legally compliant fashion with our Weedmaps marketplace and WM Business software solutions. Over the past 13 years, we have grown the Weedmaps marketplace to become a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, permitting product discovery and order-ahead for pickup or delivery by participating retailers. WM Business is a set of eCommerce-enablement tools designed to help our retailer and brand clients get the best out of their Weedmaps experience, while creating labor efficiency and managing their compliance needs.
We have grown the Weedmaps marketplace to become the premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, with 16.4 million monthly active users (“MAUs”) as of March 31, 2022 on the demand-side and 5,026 average monthly paying business clients during the three months March 31, 2022 on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased over 9,700 listing pages as of March 31, 2022 (of the over 18,400 listing pages on the marketplace). The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and order-ahead for pickup or delivery by participating retailers. We provide consumers with discovery channels to improve their knowledge of the local market for cannabis products, whether they are looking by strain, price, effects or form factors. Our weedmaps.com site, our iOS Weedmaps mobile application and our Android Weedmaps mobile application also have educational content including news articles, information about cannabis strains, a number of “how-to” guides, policy white-papers and research to allow consumers to educate themselves on cannabis and its history, uses and legal status. While consumers can discover cannabis products, brands, and retailers on our site, we neither sell (or fulfill purchases of) cannabis products, nor do we process payments for cannabis transactions across our marketplace or SaaS solutions.
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

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except for revenue per paying client)
Revenues	$57,452	$41,154
Net (loss) income	$(31,233)	$7,731
EBITDA(1)	$(29,036)	$8,974
Adjusted EBITDA(1)	$(953)	$8,974
Average monthly revenue per paying client(2)	$3,810	$3,503
Average monthly paying clients(3)	5,026	3,916
MAUs (in thousands)(4)	16,437	10,800
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
Revenue
We generate revenue primarily from the sale of monthly subscriptions and our additional offerings as described previously. Our monthly subscription offering is sold based on a fixed price per month with the pricing based on the type of client. These subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Our additional offerings range in price and terms. For clients that pay us in advance for subscription and other services, we record deferred revenue and recognize revenue over the applicable term of services provided.
EBITDA and Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income (loss) before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, transaction related bonuses, transaction costs, legal settlements and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net (loss) income (the most directly comparable GAAP financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.
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

A reconciliation of net (loss) income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net (loss) income	$(31,233)	$7,731
(Benefit from) provision for income taxes	(1,748)	241
Depreciation and amortization expenses	3,945	1,002
EBITDA	(29,036)	8,974
Stock-based compensation	7,517	—
Change in fair value of warrant liability	18,219	—
Transaction related bonuses	1,957	—
Transaction costs	251	—
Legal settlements	139	—
Adjusted EBITDA	$(953)	$8,974

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

Current definition:

	Three Months Ended March 31,
	2022	2021
Average monthly revenue per paying client	$3,810	$3,503

Prior definition¹:

	Three Months Ended March 31,
	2022	2021
Monthly revenue per paying client	$4,052	$3,689
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
Average Monthly Paying Clients
We define average monthly paying clients as the monthly average of clients billed each month over a particular period (and for which services were provided). Our paying clients include both individual cannabis businesses as well as retail sites or businesses within a larger organization that have independent relationships with us, many of whom are owned by holding companies where decision-making is decentralized such that purchasing decisions are made, and relationships with us are located, at a lower organizational level. In addition, any client may choose to purchase multiple listing solutions for each of their retail sites or businesses. Average monthly paying clients for the three months ended March 31, 2022 increased approximately 28% to 5,026 average monthly paying clients from 3,916 average monthly paying clients in the same period in 2021. The increase in average monthly paying clients in the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to broad increases throughout our Featured Listing product, WM Business subscription offering and other ad solutions represented.

Current definition:

	Three Months Ended March 31,
	2022	2021
Average monthly paying clients	5,026	3,916

Prior definition¹:

	Three Months Ended March 31,
	2022	2021
Paying clients	5,141	4,058
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
As our business has grown, our MAUs increased each year from 2018 through the current period. This increase is due to a number of factors including, but not limited to, our continued expansion into new markets, further investments in our existing markets, increase in marketing spend, including web advertising, and the general increased awareness of our platform as the cannabis industry has grown and jurisdictions experience continued legalization of cannabis for medical and/or adult use. We also believe we were increasingly efficient with our marketing spend and, therefore, have been able to acquire users at lower costs. However, as our platform has grown organically, our MAU growth rates have at times naturally slowed and we may experience similarly slower growth rates in the future, even if we continue to add MAUs on an absolute basis. While it is not possible to identify all drivers of a change in any given period, an increase or decrease in digital marketing spend as well as significant market shifts including the removal of clients who fail to provide valid licensing information in certain markets can have outsized impacts on MAU growth. We cannot determine what, if any, impact the pandemic had on our MAU growth in 2020.
Since the beginning of the pandemic, we have continued to grow our MAUs, reaching 16.4 million at March 31, 2022. While we believe, like other industries, the pandemic accelerated existing trends towards consumer adoption of online platforms, we cannot be certain to what impact, if any, the end of the pandemic will have on our MAUs or MAU growth.
We believe as we increase MAUs, we increase the value of our bundled SaaS solutions to business customers.

Current definition:

	As of March 31,
	2022	2021
MAUs (in thousands)	16,437	10,800

Prior definition¹:

	As of March 31,
	2022	2021
MAUs (in thousands)	15,866	9,163
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
Growth and Retention of Our Paying Clients
Our revenue grows primarily through acquiring and retaining paying clients and increasing the revenue per paying client over time. We have a history of attracting new paying clients and increasing their annual spend with us over time, primarily due to the value they receive once they are onboarded and able to take advantage of the benefits of participating in our two-sided marketplace and leveraging our software solutions. Our monthly net dollar retention, which is defined as total revenue from clients in a given month who were paying clients in the immediately preceding month, averaged at 102% in the first three months of 2022.
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
On January 14, 2022, the Company acquired Eyechronic LLC (“Eyechronic”) d/b/a Enlighten, a Delaware limited liability company and a provider of software, digital signage services and multi-media offerings to dispensaries and brands.
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
We are working towards the integration of these businesses and will invest in them appropriately to scale both solutions during this fiscal year 2022. We will also continue to explore inorganic opportunities that can help support and accelerate growth opportunities and new market openings.
As operating expenses and capital expenditures fluctuate over time, we may accordingly experience short-term, negative impacts to our operating results and cash flows.
Components of Our Results of Operations
Revenue
We generate revenue primarily from the sale of our subscription offerings, which consist of access to the Weedmaps marketplace and SaaS solutions, as well as our additional offerings, which include featured listings placements, nearby listings, deal promotions and display advertising products. Our subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand, though we are testing a more dynamic, performance-based pricing model for these solutions across several markets. For clients that pay us in advance for listing and placement subscriptions services we record deferred revenue and recognizes revenue over the applicable subscription term.
Cost of Revenue
Cost of revenue primarily consists of web hosting, internet service, credit card processing costs and inventory costs related to multi-media offerings.
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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues	$57,452	$41,154

Operating expenses:
Cost of revenues	3,740	1,857
Sales and marketing	21,882	9,117
Product development	13,090	7,868
General and administrative	29,055	13,366
Depreciation and amortization	3,945	1,002
Total operating expenses	71,712	33,210
Operating (loss) income	(14,260)	7,944
Other income (expenses)
Change in fair value of warrant liability	(18,219)	—
Other (expense) income, net	(502)	28
(Loss) income before income taxes	(32,981)	7,972
(Benefit from) provision for income taxes	(1,748)	241
Net (loss) income	(31,233)	7,731
Net loss attributable to noncontrolling interests	(17,340)	—
Net (loss) income attributable to WM Technology, Inc.	$(13,893)	$7,731

	Three Months Ended March 31,
	2022	2021
Revenues	100%	100%

Operating expenses:
Cost of revenues	7%	5%
Sales and marketing	38%	22%
Product development	23%	19%
General and administrative	51%	32%
Depreciation and amortization	7%	2%
Total operating expenses	125%	81%
Operating (loss) income	(25)%	19%
Other income (expenses)
Change in fair value of warrant liability	(32)%	0%
Other (expense) income, net	(1)%	0%
(Loss) income before income taxes	(57)%	19%
(Benefit from) provision for income taxes	(3)%	1%
Net (loss) income	(54)%	19%
Net loss attributable to noncontrolling interests	(30)%	—%
Net (loss) income attributable to WM Technology, Inc.	(24)%	19%

Comparison of Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Revenue	$57,452	$41,154	$16,298	40%
Total revenue increased by $16.3 million, or 40%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was driven by a 9% increase in average monthly revenue per paying client and a 28% increase in average monthly paying clients. Our growth in average monthly revenue per paying client and average monthly paying clients primarily reflects continued growth in our WM Business subscription offering and other ad solutions and more client engagement driven by the increased functionality across our WM Business suite of solutions. For the three months ended March 31, 2022, Featured Listing product, WM Business subscription offering and other ad solutions represented 53%, 20% and 27% of our total revenues, respectively.
Cost of Revenue

	Three Months Ended March 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Cost of revenue	$3,740	$1,857	$1,883	101
Gross margin	93%	95%
Cost of revenue increased by $1.9 million, or 101%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily related to an increase of $1.6 million attributable to inventory costs in connection with certain advertising revenue as well as cost of revenue attributable to a company we acquired in the third quarter of 2021.
Sales and Marketing Expenses

	Three Months Ended March 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$21,882	$9,117	$12,765	140
Percentage of revenue	38%	22%
Sales and marketing expenses increased by $12.8 million, or 140%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase in personnel-related costs of $9.0 million, an increase in outside services costs of $1.8 million, an increase in website advertising costs of $1.0 million and an increase in branding and advertising costs of $0.5 million. The increase in personnel-related costs was primarily due to increased headcount, including increases in salaries and wages of $3.9 million, bonus expense of $2.8 million, which includes $1.3 million of expense amortization related future bonus payouts in connection with prior acquisitions, and stock-based compensation expense of $1.8 million. The increase in our stock-based compensation was partially due to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the Business Combination. The increase in stock-based compensation expense was also driven by the issuance of restricted stock units to our employees during the second half of 2021 and the first quarter of 2022.
Product Development Expenses

	Three Months Ended March 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Product development expenses	$13,090	$7,868	$5,222	66
Percentage of revenue	23%	19%
Product development expenses increased by $5.2 million, or 66% for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to increases in personnel-related costs of $7.4 million and an increase in outside services of $0.8 million, offset by an increase in capitalized software development costs of $3.1 million. The increase in personnel-related costs was primarily due to increases in salaries, wages and bonus of $5.5 million, due to increased headcount, and stock-based compensation costs of $1.8 million. Bonus expense for the first quarter of 2022 includes $0.5 million of expense amortization related to future bonus payouts in connection with prior acquisitions. The increase in our stock-based compensation was partially due to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the Business Combination. The increase in stock-based compensation expense was also driven by the issuance of restricted stock units to our employees during the second half of 2021 and the first quarter of 2022.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
General and administrative expenses	$29,055	$13,366	$15,689	117
Percentage of revenue	51%	32%
General and administrative expenses increased by $15.7 million, or 117%, for the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily due to an increase in personnel-related costs of $7.0 million, insurance costs of $3.1 million as a result of additional insurance coverage as a public company, bad debt expense of $2.7 million due to higher reserves for past due balances outstanding greater than ninety days, software expense of $1.4 million and professional services of $1.1 million. The increase in personal-related costs was primarily due to increases in stock-based compensation expense of $4.3 million, salaries and wages expense of $1.3 million and bonus expense of $0.9 million, which includes $0.2 million of expense amortization related future bonus payouts in connection with prior acquisitions. The increase in our stock-based compensation was partially due to the removal of certain limitations on the exercisability of certain equity awards issued to employees and consultants upon the completion of the Business Combination. The increase in stock-based compensation expense was also driven by the issuance of restricted stock units to our employees during the second half of 2021 and the first quarter of 2022.
Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$3,945	$1,002	$2,943	294
Percentage of revenue	7%	2%
Depreciation and amortization increased $2.9 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to increases in capitalized software amortization of $1.7 million, fixed asset depreciation of $0.8 million and intangible asset amortization of $0.4 million. Capitalized software amortization included accelerated depreciation of $1.1 million related to discontinued product features of WM Retail.
Other (Expense) Income , net

	Three Months Ended March 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$(18,219)	$—	(18,219)	100
Other (expense) income, net	(502)	28	(530)	N/M
Other (expense) income	$(18,721)	$28	(18,749)	N/M
Percentage of revenue	(33)%	—%
__________________
N/M - Not meaningful
Other (expense) income, net increased by $18.7 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase in other expense was primarily due to changes in fair value of warrant liability of $18.2 million as well as an increase in other expense, net of $0.5 million.

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
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash	$55,857	$67,777
Accounts receivable, net	23,657	17,550
Working capital	54,620	61,134
As of March 31, 2022, we had cash of $55.9 million. During the second quarter of 2021, we completed the Business Combination, resulting in proceeds of approximately $80.0 million. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our near-term capital expenditures from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
Sources of Liquidity
We primarily finance our operations and capital expenditures through cash flows generated by operations.
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
Cash Flows

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(6,993)	$10,587
Net cash used in investing activities	$(4,914)	$(283)
Net cash used in financing activities	$(13)	$(10,619)
Net Cash (Used In) Provided by Operating Activities
Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, stock-based compensation, provision for doubtful accounts, deferred taxes and the effect of changes in working capital.
Net cash used in operating activities for the three months ended March 31, 2022 was $7.0 million, which resulted from a net loss of $31.2 million, together with net cash outflows of $6.5 million from changes in operating assets and liabilities, and non-cash items of $30.7 million, consisting of depreciation and amortization of $3.9 million, fair value of warrant liability of $18.2 million, stock-based compensation of $7.5 million, deferred income taxes of $1.7 million and provision for doubtful accounts of $2.8 million. Net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivable of $7.8 million and a decrease in deferred revenue of 0.3 million, offset by a decrease in prepaid and other assets of $1.6 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the three months ended March 31, 2021 was $10.6 million, which resulted from net income of approximately $7.7 million, together with net cash inflows of approximately $1.7 million from changes in operating assets and liabilities, and non-cash items of $1.1 million, consisting of depreciation and amortization and provision for doubtful accounts. The net cash inflows from changes in operating assets and liabilities were primarily due to a decrease in accounts receivables of $1.8 million, an increase in accounts payable and accrued expenses of $1.6 million and an increase in deferred revenue of $0.9 million. These changes were partially offset by an increase in prepaid expenses and other current assets of $2.5 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2022 was $4.9 million, which resulted from $4.2 million cash paid for purchases of property and equipment, including certain capitalized software development cost and $0.7 million net cash paid for acquisition.
Cash used in investing activities for the three months ended March 31, 2021 was $0.3 million for purchases of property and equipment.
Net Cash Used in Financing Activities
Less than $0.1 million of cash outflow was used in financing activities for the three months ended March 31, 2022 for the taxes paid related to net share settlement of equity awards.
Net cash used in financing activities for the three months ended March 31, 2021 was $10.6 million, which resulted from $10.5 million distributions to members and $0.1 million paid for the repurchase of Class B Units.
Critical Accounting Policies and Estimates
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
Revenue Recognition
Our revenues are derived primarily from monthly subscriptions and additional offerings for access to the Weedmaps platform and SaaS solutions. We recognize revenue when the fundamental criteria for revenue recognition are met. We recognize revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We exclude sales taxes and other similar taxes from the measurement of the transaction price. The determination of the performance obligations and recognition of such items as over time or point-in-time requires us to make significant judgement and estimates.
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

WM Technology, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of WMH LLC following the Business Combination. Any taxable income or loss generated by WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc., on a pro rata basis. We are also subject to taxes in foreign jurisdictions. Tax laws and regulations are complex and periodically changing and the determination of our provision for income taxes, including our taxable income, deferred tax assets and tax receivable agreement liability, requires us to make significant judgment, assumptions and estimates. In connection with the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”) with continuing members that provides for a payment to the continuing members of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH Units. In connection with such potential future tax benefits resulting from the Business Combination, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. To date, no payments have been made with respect to the TRA. Our calculation of the TRA asset and liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. As of March 31, 2022, total net deferred tax assets and TRA liability were $171.0 million and $134.1 million, respectively.
Stock-based Compensation
We measure fair value of employee stock-based compensation awards on the date of grant and allocate the related expense over the requisite service period. The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) is equal to the market price of our Class A common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. When awards include a performance condition that impacts the vesting of the award, we record compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. Forfeitures of stock-based awards are recognized as they occur. For the three months ended March 31, 2022, we recognized stock-based compensation expense of $7.5 million. See Note 11 to our condensed consolidated financial statements included herein.
Capitalized Software Development Costs
We capitalize certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. In accordance with authoritative guidance, we began to capitalize these costs when preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The accounting for website and internal-use software costs requires us to make significant judgement, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the three months ended March 31, 2022, we capitalized $4.1 million of costs related to the development of software applications.
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
Fair Value Measurements
In connection with the Business Combination, we assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants. As of March 31, 2022, 12,499,973 of the Public Warrants and all of the Private Placement Warrants remained outstanding . The warrants are measured at fair value under ASC 820 - Fair Value Measurements. The fair value of the Public Warrants is classified as Level 1 financial instruments and is based on the publicly listed trading price of our Public Warrants. The fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact our results of operations in future periods. As of March 31, 2022 and December 31, 2021, warranty liability was $45.7 million and $27.5 million, respectively. See Note 4 to our condensed consolidated financial statements included herein.
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
Interest Rate Fluctuation Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2022, we did not have any cash equivalents.
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because we only hold cash and, our portfolio’s fair value is insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with Silver Spike’s amendment to its annual report on Form 10-K for the year ended December 31, 2020, management re-evaluated, with the participation of Silver Spike’s then-current chief executive officer and chief financial officer (Silver Spike’s “Certifying Officers”), the effectiveness of Silver Spike’s disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, Silver Spike’s Certifying Officers concluded that, solely due to the material weakness in Silver Spike’s internal control over financial reporting that led to Silver Spike’s restatement of its financial statements to reclassify its Public Warrants and Private Placement Warrants as described in the Explanatory Note to Silver Spike’s amendment to its annual report on Form 10-K, Silver Spike’s disclosure controls and procedures were not effective as December 31, 2020. Based on the evaluation, and in light of the material weakness in internal controls described above, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures continue to not be effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of financial statements as described in the Explanatory Note to Silver Spike’s amendment to its annual report on Form 10-K for the year ended December 31, 2020, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Part II - Other Information

Item 1.    Legal Proceedings

The information set forth under "Commitment and Contingencies—Litigation" in Note 3 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
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
Item 1A.    Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”) when making investment decisions regarding our securities. The risk factors that were disclosed in our 2021 Form 10-K have not materially changed since the date of our 2021 Form 10-K was filed.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

On January 3, 2022, the Company entered into the Agreement and Plan of Reorganization with Janus Merger Sub I, LLC, WM In-Store Solutions, LLC, Eyechronic and Brian Schwartz, as certain holders’ representative, pursuant to which the Company acquired Eyechronic for a total consideration of approximately $29.4 million, including the issuance by the Company of 4,721,706 shares of Class A Common Stock. The shares were issued in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	WM Technology, Inc. Amended and Restated Non-Employee Director Compensation Policy, effective February 9, 2022
10.2	Offer letter by and between Ghost Management Group, LLC and Brian Camire, dated April 4, 2019.
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

WM TECHNOLOGY, INC.

Date:	May 6, 2022	By:	/s/ Christopher Beals
			Name:	Christopher Beals
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Arden Lee
			Name:	Arden Lee
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)