Form 10-Q
period 2022-06-30
WM TECHNOLOGY, INC.
filed 2022-08-09
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of August 5, 2022, there were 89,028,275 shares of the registrant’s Class A common stock outstanding and 56,274,066 shares of Class V common stock outstanding.

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
•our market opportunity and our ability to acquire new clients and retain existing clients;
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
•our ability to manage future growth;
•our ability to develop new products and solutions, bring them to market in a timely manner, and make enhancements to our platform and our ability to maintain and grow our two sided digital network, including our ability to acquire and retain paying clients;
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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash	$47,604	$67,777
Accounts receivable, net	27,305	17,550
Prepaid expenses and other current assets	15,375	13,607
Total current assets	90,284	98,934
Property and equipment, net	21,211	13,283
Goodwill	67,156	45,295
Intangible assets, net	11,259	8,299
Right-of-use assets	33,805	36,549
Deferred tax assets	183,222	152,097
Other assets	10,774	10,687
Total assets	$417,711	$365,144
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$31,317	$23,155
Deferred revenue	7,522	8,057
Operating lease liabilities, current	5,885	5,463
Other current liabilities	98	1,125
Total current liabilities	44,822	37,800
Operating lease liabilities, non-current	36,321	39,377
Tax Receivable Agreement liability	142,726	128,567
Warrant liability	13,445	27,460
Other long-term liabilities	2,473	—
Total liabilities	239,787	233,204
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 88,836,328 shares issued and outstanding at June 30, 2022 and 65,677,361 shares issued and outstanding at December 31, 2021	9	7
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 56,466,013 shares issued and outstanding at June 30, 2022 and 65,502,347 shares issued and outstanding at December 31, 2021	5	7
Additional paid-in capital	59,135	2,173
Retained earnings	59,168	61,369
Total WM Technology, Inc. stockholders’ equity	118,317	63,556
Noncontrolling interests	59,607	68,384
Total equity	177,924	131,940
Total liabilities and equity	$417,711	$365,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$58,294	$46,931	$115,746	$88,085

Operating expenses
Cost of revenues	3,858	1,908	7,598	3,765
Sales and marketing	22,123	15,271	44,005	24,388
Product development	13,263	10,271	26,353	18,139
General and administrative	29,610	33,770	58,665	47,136
Depreciation and amortization	2,458	988	6,403	1,990
Total operating expenses	71,312	62,208	143,024	95,418
Operating loss	(13,018)	(15,277)	(27,278)	(7,333)
Other income (expenses)
Change in fair value of warrant liability	32,234	37,791	14,015	37,791
Other expense, net	(678)	(6,069)	(1,180)	(6,041)
Income (loss) before income taxes	18,538	16,445	(14,443)	24,417
Benefit from income taxes	(1,310)	(392)	(3,058)	(151)
Net income (loss)	19,848	16,837	(11,385)	24,568
Net income (loss) attributable to noncontrolling interests	8,156	12,574	(9,184)	20,305
Net income (loss) attributable to WM Technology, Inc.	$11,692	$4,263	$(2,201)	$4,263

Class A Common Stock:
Basic income (loss) per share	$0.14	$0.07	$(0.03)	$0.07
Diluted income (loss) per share	$0.13	$(0.17)	$(0.03)	$(0.17)

Class A Common Stock:
Weighted average basic shares outstanding	86,425,352	63,738,563	79,476,383	63,738,563
Weighted average diluted shares outstanding	87,230,850	71,347,746	79,476,383	71,347,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three and Six Months Ended June 30, 2022
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2021	65,677,361	$7	65,502,347	$7	$2,173	$61,369	$63,556	$68,384	$131,940
Stock-based compensation	—	—	—	—	7,246	—	7,246	681	7,927
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	879,284	—	—	—	(6)	—	(6)	(7)	(13)
Issuance of common stock for acquisition (Note 6)	4,721,706	—	—	—	12,836	—	12,836	15,889	28,725
Issuance of common stock - Class A Unit exchange	4,295,574	1	(4,295,574)	(1)	3,669	—	3,669	(3,669)	—
Issuance of common stock - Class P Unit exchange	7,525,045	—	—	—	6,427	—	6,427	(6,427)	—
Issuance of common stock - warrants exercised	20	—	—	—	—	—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Class A Units	—	—	—	—	11,625	—	11,625	—	11,625
Net loss	—	—	—	—	—	(13,893)	(13,893)	(17,340)	(31,233)
As of March 31, 2022	83,098,990	8	61,206,773	6	43,970	47,476	91,460	57,511	148,971
Share-based compensation	—	—	—	—	8,015	—	8,015	598	8,613
Distributions	—	—	—	—	—	—	—	(1,790)	(1,790)
Issuance of common stock - vesting of restricted stock units	543,118	—	—	—	—	—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Class A Units		—	—	—	2,282	—	2,282	—	2,282
Class A Common shares issued - Class A Unit exchange	4,740,760	1	(4,740,760)	(1)	4,436	—	4,436	(4,436)	—
Class A Common shares issued - Class P Unit exchange	453,460	—	—	—	432	—	432	(432)	—
Net income	—	—	—	—	—	11,692	11,692	8,156	19,848
As of June 30, 2022	88,836,328	$9	56,466,013	$5	$59,135	$59,168	$118,317	$59,607	$177,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)
(Continued)

	Three and Six Months Ended June 30, 2021
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Members’ Equity	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2020	—	$—	—	$—	$—	$—	$—	$—	$29,271	$29,271
Distributions to members	—	—	—	—	—	—	—	—	(10,513)	(10,513)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(106)	(106)
Net income	—	—	—	—	—	—	—	—	7,731	7,731
As of March 31, 2021	—	—	—	—	—	—	—	—	26,383	26,383
Share-based compensation	—	—	—	—	—	—	—	19,433	—	19,433
Distributions to members	—	—	—	—	—	—	—	—	(7,597)	(7,597)
Repurchase of Class B Units	—	—	—	—		—	—	—	(5,459)	(5,459)
Proceeds and shares issued in the Business Combination (Note 6)	63,738,563	6	65,502,347	7	(20,212)	986	(19,213)	(45,425)	(20,674)	(85,312)
Net income	—	—		—	—	4,263	4,263	5,227	7,347	16,837
As of June 30, 2021	63,738,563	$6	65,502,347	$7	$(20,212)	$5,249	$(14,950)	$(20,765)	$—	$(35,715)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(11,385)	$24,568
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,403	1,990
Change in fair value of warrant liability	(14,015)	(37,791)
Impairment loss on right-of-use asset	551	2,372
Stock-based compensation	15,611	19,433
Deferred income taxes	(3,058)	(392)
Provision for doubtful accounts	4,691	660
Changes in operating assets and liabilities:
Accounts receivable	(13,612)	(2,104)
Prepaid expenses and other assets	2,867	4,362
Other assets	(87)	32
Accounts payable and accrued expenses	8,851	1,737
Deferred revenue	(631)	1,672
Net cash (used in) provided by operating activities	(3,814)	16,539

Cash flows from investing activities
Purchases of property and equipment	(8,554)	(836)
Cash paid for acquisitions, net of cash acquired	(713)	—
Cash paid for acquisition holdback release	(1,000)	—
Net cash used in investing activities	(10,267)	(836)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(13)	—
Proceeds from the Business Combination	—	80,284
Repayment of note payable	—	(205)
Distributions	(1,790)	(18,110)
Repurchase of Class B Units	—	(5,565)
Repayments of insurance premium financing	(4,289)	(364)
Net cash (used in) provided by financing activities	(6,092)	56,040

Net (decrease) increase in cash	(20,173)	71,743
Cash – beginning of period	67,777	19,919
Cash – end of period	$47,604	$91,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of noncash activities
Issuance of equity for acquisitions	$28,725	$—
Insurance premium financing	$4,598	$11,092
Stock-based compensation capitalized for software development	$929	$—
Accrued liabilities assumed in connection with acquisition	$586	$—
Holdback liability recognized in connection with acquisition	$98	$—
Capitalized assets included in accounts payable and accrued expenses	$1,434	$—
Warranty liability assumed from the Business Combination	$—	$193,978
Tax receivable agreement liability recognized in connection with the Business Combination	$—	$126,150
Deferred tax assets recognized in connection with the Business Combination	$—	$147,973
Other assets assumed from the Business Combination	$—	$1,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business and Organization
WM Technology, Inc. (the “Company”) is one of the oldest and largest marketplace and technology solutions providers exclusively servicing the cannabis industry, primarily consumers, retailers, delivery services and brands in the United States state-legal and Canadian cannabis markets. The Company’s business primarily consists of its commerce-driven marketplace, Weedmaps, and its monthly subscription software offering, WM Business. The Company’s Weedmaps marketplace provides information on the cannabis plant and the industry and advocates for legalization. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through the Company’s website and mobile apps, permitting product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers. WM Business, the Company’s subscription package, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands where clients receive access to a standard listing page and its suite of software solutions, including WM Orders, WM Dispatch, WM Store, WM Dashboard, WM Connectors (integrations and API platform), as well as access to its WM Exchange products, where available. The Company charges a monthly fee to clients for access to its WM Business subscription package and then offers other add-on products for additional fees, including its featured listings and its Sprout (client relationship management), Cannveya (delivery and logistics software) and Enlighten (software, digital signage services and multi-media offerings) solutions. The Company sells its WM Business offering in the United States, currently offers some of its WM Business solutions in Canada and has a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain and Switzerland. The Company operates in the United States, Canada, and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or applicable national law. The Company is headquartered in Irvine, California.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. The condensed financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of June 30, 2022, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
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
Legacy WMH was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•Legacy WMH Class A Unit holders, through their ownership of the Class V Common Stock, had the greatest voting interest in the Company with over 50% of the voting interest;
•Legacy WMH selected the majority of the new board of directors of the Company;
•Legacy WMH senior management was the senior management of the Company; and
•Legacy WMH was the larger entity based on historical operating activity and had the larger employee base.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and six months ended June 30, 2022 and 2021.

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
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, the majority of U.S. states permit medical cannabis, and several permit adult use. Additionally, while a number of U.S. legislators have introduced various bills to legalize cannabis at the federal level, none of these bills has become law. Currently, under federal law, cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is still a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines, and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. If any of the states that permit use of cannabis were to change their laws or the federal government was to actively enforce the CSA or other laws related to the federal prohibition on cannabis, the Company’s business could be adversely affected.
In addition, the Company’s ability to grow and meet its operating objectives depends largely on the continued legalization and regulation of cannabis on a widespread basis. There can be no assurance that such legalization will occur on a timely basis, or at all.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company recorded a provision for doubtful accounts of $8.0 million and $5.2 million as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes the changes in the allowance for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allowance, beginning of period	$7,242	$675	$5,169	$914
Addition to allowance	1,932	545	4,691	660
Write-off, net of recoveries	(1,203)	(501)	(1,889)	(855)
Allowance, end of period	$7,971	$719	$7,971	$719
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s investments in equity securities without a readily determinable fair value was $6.5 million, which is recorded within Other assets on the Company’s condensed consolidated balance sheets.
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
The Company assess impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss, if any, equals to the excess of the asset’s carrying value over its fair value is recognized.

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
The Company assess impairment of ROU assets when an event and change in circumstance indicates that the carrying value of such ROU assets may not be recoverable. If an event and a change in circumstance indicates that the carrying value of an ROU asset may not be recoverable and the estimated fair value attributable to the ROU asset is less than its carrying value, an impairment loss, if any, equals to the excess of the ROU asset’s carrying value over its fair value is recognized.
Total net lease costs for the three and six months ended June 30, 2022 were $2.3 million and $4.8 million, respectively. Total lease costs for the three and six months ended June 30, 2021 were $3.1 million and $6.0 million, respectively.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three and six months ended June 30, 2022, the Company recorded contra rent expense of $0.4 million and $0.8 million, respectively.
During the three and six months ended June 30, 2022, the Company recognized an impairment charge of $0.6 million and an impairment charge of $2.4 million for the three and six months ended and June 30, 2021 related to certain ROU assets reducing the carrying values of the lease assets to their estimated fair values. The fair values were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. The impairment charges are included in general and administrative expenses in the consolidated statements of operations.
Warrant Liability
The Company assumed 12,499,993 public warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of June 30, 2022, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
Revenue Recognition
The Company’s revenues are derived primarily from monthly subscriptions and additional offerings for access to the Company’s Weedmaps platform and SaaS solutions. The Company recognizes revenue when the fundamental criteria for revenue recognition are met. The Company recognizes revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
The Company offers WM Business subscriptions, which include access to the Weedmaps marketplace and certain SaaS solutions. As add-ons for additional fees, the Company offers other products, including featured listings, placements, promoted deals, nearby listings, other display advertising, client relationship management, digital menu, and delivery and logistics services. The Company’s WM Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. The Company has a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. The Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices of the underlying services at contract inception.
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
WM Business subscriptions	$11,563	$10,636	$22,984	$20,258
Featured listings	29,634	25,809	60,119	48,609
Other Ad and SaaS solutions	17,097	10,486	32,643	19,218
Total revenues	$58,294	$46,931	$115,746	$88,085
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue as of December 31, 2021 of $8.1 million was fully recognized in the first quarter of fiscal year 2022, and the deferred revenue balance as of June 30, 2022 of $7.5 million is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
All revenues during the periods presented were recognized over time, as opposed to at a point in time. Substantially all of the revenue has been generated in the United States during the periods presented.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cost of Revenues
The Company’s cost of revenue primarily consists of web hosting, internet service costs, credit card processing costs and inventory costs related to multi-media offerings.
Product Development Costs
Product development costs include salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred.
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $5.4 million and $4.8 million for the three months ended June 30, 2022 and 2021, respectively, and $10.3 million and $7.8 million for the six months ended June 30, 2022 and 2021, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and six months ended June 30, 2022, the Company recorded an income tax benefit of $1.3 million and $3.1 million, respectively, and for the three and six months ended June 30, 2021 an income tax benefit of $0.4 million and $0.2 million was recorded. The income tax benefit for the three and six months quarter of 2022 was the result of the tax benefit of the Company’s pro rata share of losses and tax credits flowing through from WM Holding LLC. The tax benefit related to U.S. federal and state tax benefits from certain Business Combination-related expenses offset, in part, by income taxes recorded during the period ended March 31, 2021 as a result of an audit performed by the Canada Revenue Agency on prior years income taxes paid by the Company’s subsidiary, WM Canada Holdings, Inc. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
During the six months ended June 30, 2022, the Company acquired additional interest in WM Holding Company LLC (“LLC Interests”) in connection with the exchange of LLC Interests, and activity relating to its stock compensation plan. The Company recognized a deferred tax asset in the amount of $28.1 million associated with the basis difference in its investment in WM Holding Company LLC upon acquisition of these LLC Interests, some of which are related to the additional tax basis increases generated from expected future payments under the Tax Receivable Agreement (“TRA”), some of which are partially offset by the TRA liability amount of $14.2 million, and these amounts were recorded through equity.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
4.    Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	June 30, 2022	December 31, 2021
Liabilities:
Warrant liability – Public Warrants	1	$8,125	$16,750
Warrant liability – Private Placement Warrants	3	5,320	10,710
Total warrant liability		$13,445	$27,460

The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$27,500	$18,179	$45,679	$16,750	$10,710	$27,460
Change in valuation inputs or other assumptions	(19,375)	(12,859)	(32,234)	(8,625)	(5,390)	(14,015)
Fair value, end of period	$8,125	$5,320	$13,445	$8,125	$5,320	$13,445

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three and Six Months Ended June 30, 2021
	Public Warrants	Private Warrants	Warrant Liabilities
Fair value, beginning of period	$—	$—	$—
Warrant liability acquired	100,750	93,228	193,978
Change in valuation inputs or other assumptions	(21,375)	(16,416)	(37,791)
Fair value, end of period	$79,375	$76,812	$156,187

Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $8.1 million and $16.8 million as of June 30, 2022 and December 31, 2021, respectively.

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$3.29	$5.98
Volatility	67.5%	52.4%
Term (years)	3.96	4.46
Risk-free interest rate	3.00%	1.18%

Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $5.3 million and $10.7 million as of June 30, 2022 and December 31, 2021, respectively.
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

The acquired assets and liabilities of Eyechronic were recorded at their preliminary acquisition date fair values. The purchase price allocations are subject to change as the Company continues to gather information relevant to its determination of the fair value of the assets and liabilities acquired primarily related to, but not limited to, intangible assets. Any adjustments to the purchase price allocations will be made as soon as practicable but no later than one year from the acquisition date.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the components of consideration and the preliminary estimated fair value of assets acquired (in thousands):

Consideration Transferred:
Cash consideration (1)	$697
Share consideration (2)	28,725
Total consideration	$29,422
____________________________________
(1)Includes $0.2 million settlement of pre-existing accounts payable with seller and holdback of $0.1 million recorded within other current liabilities on the Company’s condensed consolidated balance sheets.
(2)The fair value of share consideration was calculated based on 5,399,553 shares of Class A common stock multiplied by the share price on the closing date of $5.32. This includes 677,847 of holdback shares to be issued subject to customary indemnification obligations.

Estimated Assets Acquired and Liabilities Assumed:
Assets acquired:
Cash	$118
Accounts receivable	835
Other current assets	37
Fixed assets	2,826
Software technology	826
Trade name	103
Customer relationships	3,203
Order Backlog	199
Goodwill	21,861
Total assets acquired	30,008

Liabilities assumed:
Accounts payable	$(460)
Other current liabilities	(8)
Deferred revenue	(96)
Other liabilities	(22)
Total liabilities assumed	(586)

Total net assets acquired	$29,422

During the six months ended June 30, 2022, the Company incurred transaction expenses associated with the Eyechronic acquisition of $0.1 million, which is included in general and administrative expenses in the condensed consolidated statements of operations.
The revenue and operating loss from Eyechronic included the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financial statements.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of the trade name and software technology intangible assets are determined using an “income approach”, specifically, the relief-from royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these assets. Owning these intangible assets means that the underlying entity wouldn’t have to pay for the privilege of deploying those assets. Therefore, a portion of the acquired entity’s earnings, equal to the after-tax royalty that would have been paid for the use of the assets, can be attributed to the firm’s ownership. The fair values of the customer relationships and customer backlog assets were also determined using an “income approach”, specifically a multi-period excess earnings approach, which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time.
Sprout
On September 3, 2021, the Company acquired certain assets and liabilities of the Sprout business (“Sprout"), a leading, cloud-based customer relationship management (“CRM”) and marketing platform for the cannabis industry, for total consideration of approximately $31.2 million. The Company accounted for the Sprout acquisition as an acquisition of a business under ASC 805- Business Combinations.
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
____________________________________
(1)Includes holdback of $1.0 million, which was paid during the second quarter of 2022.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
7.     Goodwill and Intangible Assets

A summary of changes in goodwill for the six months ended June 30, 2022 is as follows (in thousands):

Goodwill
Balance at December 31, 2021	$45,295
Acquisition of Eyechronic	21,861
Balance at June 30, 2022	$67,156

Intangible assets consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.4	$7,634	$(4,388)	$3,246
Software technology	6.9	7,520	(3,852)	3,668
Customer relationships	11.2	4,783	(545)	4,238
Order backlog	1.0	199	(92)	107
Total intangible assets	10.7	$20,136	$(8,877)	$11,259

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.3	$7,532	$(4,081)	$3,451
Software technology	7.7	6,691	(3,222)	3,469
Customer relationships	3.4	1,580	(201)	1,379
Total intangible assets	10.4	$15,803	$(7,504)	$8,299

Amortization expense for intangible assets was $0.8 million and $1.4 million during the three and six months ended June 30, 2022, respectively. Amortization expense for intangible assets was $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2022 is as follows (in thousands):

Remaining period in 2022 (six months)	$1,324
Year ended December 31, 2023	2,135
Year ended December 31, 2024	1,898
Year ended December 31, 2025	1,565
Year ended December 31, 2026	1,318
Thereafter	3,019
$11,259
8.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable	$10,098	$4,298
Accrued employee expenses	11,659	10,088
Other accrued liabilities	9,560	8,769
	$31,317	$23,155

As of June 30, 2022 and December 30, 2021, other accrued liabilities included short-term insurance premium financing of $4.5 million and $4.2 million, respectively.
9.     Warrant Liability
At June 30, 2022, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in non-cash gains of $32.2 million and $14.0 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and a non-cash gain of $37.8 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2021.
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

Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of June 30, 2022, the noncontrolling interests owned 41.7% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests.
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
A summary of the Class P Unit activity for the six months ended June 30, 2022 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2021	25,660,529
Cancellations	(27,891)
Exchanged for Class A Common Stock	(9,892,357)
Outstanding, Class P Units, June 30, 2022	15,740,281
Vested, June 30, 2022	14,575,755
As of June 30, 2022, unrecognized stock-based compensation expense for non-vested Class P Units was $2.9 million, which is expected to be recognized over a weighted-average period of 1.7 years. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense for the Class P Units of $0.6 million and $1.3 million, respectively. For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense for the Class P Units of $19.4 million, which represented the life-to-date expense on the Class P Units through June 30, 2021. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to the Class P Units were removed. The stock-based compensation during the 2021 period also included a one-time incremental expense of $4.1 million related to an award modification as a result of an advisory agreement entered into with a former executive.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of June 30, 2022, 25,768,971 shares of Class A

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of June 30, 2022, 11,662,673 shares of Class A Common Stock are available for future issuance.
A summary of the restricted stock unit (“RSU”) activity for the six months ended June 30, 2022 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2021	5,829,881	$10.91
Granted	5,976,006	$5.78
Vested	(855,788)	$8.99
Forfeited	(705,915)	$10.90
Non-vested at June 30, 2022	10,244,184	$8.08
As of June 30, 2022, unrecognized stock-based compensation expense for non-vested RSUs was $75.9 million, which is expected to be recognized over a weighted-average period of 3.0 years. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense for the RSUs of $5.6 million and $10.6 million, respectively.
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
A summary of the PRSU activity for the six months ended June 30, 2022 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2021	2,437,500	$6.40
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at June 30, 2022	2,437,500	$6.40
As of June 30, 2022, unrecognized stock-based compensation expense for non-vested PRSUs was $11.4 million, which is expected to be recognized over a weighted-average period of 1.5 years. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense for the PRSUs of $1.9 million and $3.8 million, respectively.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded stock-based compensation cost related to the Class P Units, RSUs and PRSUs in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing	$2,072	$3,826	$3,883	$3,826
Product development	1,516	1,994	2,928	1,994
General and administrative	4,506	13,613	8,800	13,613
Total stock-based compensation expense	8,094	19,433	15,611	19,433
Amount capitalized to software development	519	—	929	—
Total stock-based compensation cost	$8,613	$19,433	$16,540	$19,433
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The computation of income (loss) per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three and six months ended June 30, 2022 and June 30, 2021 (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$19,848	$16,837	$(11,385)	$24,568
Less: net income attributable to WMH prior to the Business Combination	—	7,347	—	15,078
Less: net income (loss) attributable to noncontrolling interests after the Business Combination	8,156	5,227	(9,184)	5,227
Net income (loss) attributable to WM Technology, Inc. Class A Common Stock - basic	11,692	4,263	(2,201)	4,263
Effect of dilutive securities:
Public and Private Placement Warrants, net of amounts attributable to noncontrolling interests	—	16,061	—	16,061
Net income (loss) attributable to WM Technology, Inc. Class A Common Stock - diluted	$11,692	$(11,798)	$(2,201)	$(11,798)
Denominator:
Weighted average of shares of Class A Common Stock outstanding - basic	86,425,352	63,738,563	79,476,383	63,738,563
Weighted average effect of dilutive securities:
Public warrants	—	4,877,681	—	4,877,681
Private warrants	—	2,731,502	—	2,731,502
Acquisition holdback shares	677,847	—	—	—
Restricted stock units	127,651	—	—	—
Weighted average of shares of Class A Common Stock outstanding - diluted	87,230,850	71,347,746	79,476,383	71,347,746

Net income (loss) per share of Class A Common Stock - basic	$0.14	$0.07	$(0.03)	$0.07
Net income (loss) per share of Class A Common Stock - diluted	$0.13	$(0.17)	$(0.03)	$(0.17)
Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Class A Units	56,466,013	65,502,347		56,466,013	65,502,347
Class P Units	15,740,281	25,679,121		15,740,281	25,679,121
RSUs	—	—	—	10,244,184	—
PRSUs	2,437,500	—		2,437,500	—
Public Warrants	12,499,973	—		12,499,973	—
Private Placement Warrants	7,000,000	—		7,000,000	—
Acquisition holdback shares	—	—		677,847	—

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate to a member of the board of directors. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. The monthly base rent, after the rent abatement period for the first four months, is $69,095. As of June 30, 2022, the security deposit for the sublease of approximately $0.1 million is included in other long-term liabilities on the accompanying condensed balance sheets. For the three and six months ended June 30, 2022, income on the sublease was approximately $0.1 million and this amount is netted with rent expense and included in general and administrative expenses on the accompanying condensed statements of operations.
14.     Subsequent Events
To decrease costs and maintain a streamlined organization to support its business, the Company committed to a reduction in force that resulted in the termination of approximately 10% of the Company’s workforce on August 4, 2022. In connection with the reduction in force, the Company currently estimates it will incur between approximately $2 million and $3 million of costs, consisting primarily of cash severance costs, which the Company expects to recognize in the third quarter of 2022. The estimates of costs and expenses that the Company expects to incur in connection with the workforce reduction are subject to a number of assumptions and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

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
WM Technology, Inc. is one of the oldest and largest marketplace and technology solutions providers exclusively servicing the cannabis industry, primarily consumers, retailers and brands in the United States state-legal and Canadian cannabis markets. Our business primarily consists of our commerce-driven marketplace, Weedmaps, and our monthly subscription software offering, WM Business. Our Weedmaps marketplace provides information on the cannabis plant and the industry and advocates for legalization. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers. We believe the size of our user base and the frequency of consumption of cannabis of that user base is highly valuable to our clients and results in clients paying for our services. WM Business, our subscription package, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands where clients receive access to a standard listing page and our suite of software solutions, including WM Orders, WM Dispatch, WM Store, WM Dashboard, our WM Connectors (integrations and API platform), as well as access to our WM Exchange products, where available. We charge a monthly fee to clients for access to our WM Business subscription package and then offer other add-on products for additional fees, including our featured listings and our Sprout (customer relationship management), Cannveya (delivery and logistics software) and Enlighten (software, digital signage services and multi-media offerings) solutions. We sell our WM Business offering in the United States, currently offer some of our WM Business solutions in Canada (including a third party integration that enables our clients to accept payments from consumers, currently available only in Canada) and have a limited number of non-monetized listings in several other countries, including Austria, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada, and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or applicable national law. We are headquartered in Irvine, California.
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
We have grown the Weedmaps marketplace to become the premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 17.4 million monthly active users (“MAUs”) as of June 30, 2022 on the demand side and 5,537 and 5,282 average monthly paying business clients during the three and six months ended June 30, 2022, respectively, on the supply-side of our marketplace, see “—Monthly Active Users” below for additional information regarding MAUs. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased over 9,400 listing pages as of June 30, 2022 (of the over 17,600 listing pages on the marketplace). The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Our weedmaps.com site, our iOS Weedmaps mobile application and our Android Weedmaps mobile application also have educational content including news articles, information about cannabis strains, a number of “how-to” guides, policy white-papers and research to allow consumers to educate themselves on cannabis and its history, uses and legal status. While consumers can discover cannabis products, brands, and retailers on our site, we neither sell (or fulfill purchases of) cannabis products, nor do we process payments for cannabis transactions across our marketplace or SaaS solutions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except for revenue per paying client)
Revenues	$58,294	$46,931	$115,746	$88,085
Net income (loss)	$19,848	$16,837	$(11,385)	$24,568
EBITDA(1)	$20,996	$17,433	$(8,040)	$26,407
Adjusted EBITDA(1)	$(595)	$8,503	$(1,548)	$17,477
Average monthly revenue per paying client(2)	$3,509	$3,706	$3,652	$3,609
Average monthly paying clients(3)	5,537	4,221	5,282	4,068
MAUs (in thousands)(4)	17,402	12,302	17,402	12,302
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
(4)See “—Monthly Active Users” below for additional information regarding MAUs.
Revenue
We offer WM Business subscriptions, which include access to the Weedmaps marketplace and certain SaaS solutions. As add-ons for additional fees, we offer other products, including featured listings, placements, promoted deals, nearby listings, other display advertising, customer relationship management, digital menus, and delivery and logistics services. Our WM Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand, though we are testing a more dynamic, performance-based pricing model for these solutions across several markets. For clients that pay us in advance for listing and other services we record deferred revenue and recognize revenue over the applicable subscription term.
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

A reconciliation of net income (loss) to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$19,848	$16,837	$(11,385)	$24,568
Benefit from income taxes	(1,310)	(392)	(3,058)	(151)
Depreciation and amortization expenses	2,458	988	6,403	1,990
EBITDA	20,996	17,433	(8,040)	26,407
Stock-based compensation	8,094	19,433	15,611	19,433
Change in fair value of warrant liability	(32,234)	(37,791)	(14,015)	(37,791)
Transaction related bonuses	1,073	1,550	3,030	1,550
Transaction costs	—	—	251	—
Legal settlements and other legal costs	925	—	1,064	—
Warrant transaction costs	—	5,506	—	5,506
Impairment of right-of-use assets	551	2,372	551	2,372
Adjusted EBITDA	$(595)	$8,503	$(1,548)	$17,477

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average monthly revenue per paying client	$3,509	$3,706	$3,652	$3,609
Average Monthly Paying Clients
We define average monthly paying clients as the monthly average of clients billed each month over a particular period (and for which services were provided). Our paying clients include both individual cannabis businesses as well as retail sites or businesses within a larger organization that have independent relationships with us, many of whom are owned by holding companies where decision-making is decentralized such that purchasing decisions are made, and relationships with us are located, at a lower organizational level. In addition, any client may choose to purchase multiple listing solutions for each of their retail sites or businesses. Average monthly paying clients for the three months ended June 30, 2022 increased approximately 31% to 5,537 average monthly paying clients from 4,221 average monthly paying clients in the same period in 2021. Average monthly paying clients for the six months ended June 30, 2022 increased approximately 30% to 5,282 average monthly paying clients from 4,068 average monthly paying clients in the same period in 2021. The increase in average monthly paying clients in the three and six months ended June 30, 2022 as compared to the same periods in 2021 was primarily due to broad increases throughout our Featured Listing product, WM Business subscription offering and other ad solutions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average monthly paying clients	5,537	4,221	5,282	4,068
Monthly Active Users
In any given period, we calculate our monthly active users by determining the total number of unique users who opened our Weedmaps mobile app or gained access to our Weedmaps.com website during the final calendar month of the period. This number has been reported as Monthly Active Users (“MAUs”). This statistic includes users who gain access to the website through paid advertising channels. In the second quarter of 2022, our board of directors received an internal complaint regarding the calculation, definition, and reporting of our MAUs. In response, the board of directors formed a special committee (the “Special Committee”) of independent directors to conduct an internal investigation with the assistance of outside counsel. As a result of this internal investigation, we have determined to provide the following information.

As we have previously disclosed, one of the ways in which we acquire users is through paid advertising. To an increasing degree over time, growth of our monthly active users, reported as MAUs, has been driven by the purchase of pop-under advertisements, which are marketing advertisements on third party websites that automatically present our platform on users’ screens in certain circumstances. Our internal data suggests that the vast majority of users who are directed to weedmaps.com via pop-under advertisements close the site without clicking on any links. Based on management’s review, users whose access to the website resulted from these pop-under advertisements represented approximately 65% of our MAUs as of June 30, 2022, and 54%, 50% and 54% of our MAUs as of March 31, 2022, December 31, 2021 and September 30, 2021, respectively.
Our management has utilized pop-under advertisements, and other digital marketing strategies, based on the belief that they have provided a cost-effective means of promoting awareness of the weedmaps.com website and Weedmaps mobile apps. However, we expect to shift our marketing spend in the coming months to rely less on the use of pop-under advertisements.
In addition, there are inherent limitations on the ability of online platforms to identify unique, rather than repeat, users across sessions. In particular, incognito browsing, usage across devices or mobile and internet platforms, blocking or deleting cookies and IP addresses or other similar methods employed by users limits our ability to identify unique users and, as a result, we believe it is likely that our MAUs may include a significant number of repeat underlying users.
Prior to and in the course of the internal investigation described above, we have continued to review user engagement metrics to determine which metrics may be most useful for investors in evaluating our evolving business and quarterly results of operations, and we intend to update investors on those efforts in connection with the results of operations for the quarter ending September 30, 2022.
The information described above and currently under further review by the Special Committee is not expected to affect our financial results under GAAP or the reporting or disclosure of any currently disclosed non-GAAP financial metric.

	As of June 30,
	2022	2021
MAUs (in thousands)	17,402	12,302

For information regarding risks associated with relying on certain metrics, including MAUs, see “Part II—Item 1A. Risk Factors” below.
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
Growth and Retention of Our Paying Clients
Our revenue grows primarily through acquiring and retaining paying clients and increasing the revenue per paying client over time. We have a history of attracting new paying clients and increasing their annual spend with us over time, primarily due to the value they receive once they are onboarded and able to take advantage of the benefits of participating in our two-sided marketplace and leveraging our software solutions. Our monthly net dollar retention, which is defined as total revenue from clients in a given month who were paying clients in the immediately preceding month, averaged at 98% in the first half of 2022.
Prices of certain commodity products, including gas prices, are historically volatile and subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs, the effects of the coronavirus (COVID-19) pandemic and Russia’s initiation of military action against Ukraine. Increasing prices in the component materials for the goods or services of our clients may impact their ability to maintain or increase their spend with us and their ability to pay their invoices on time. Rapid and significant changes in commodity prices, such as fuel, may negatively affect our revenue if our clients are unable to mitigate inflationary increases through various customer pricing actions and cost reduction initiatives. This could also negatively impact our net dollar retention and collections on our accounts receivable.

Regulation and Maturation of Cannabis Markets
We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult-use and the regulatory environment continues to develop. Thirty-eight U.S. states, the District of Columbia, Puerto Rico, and several U.S. territories have legalized some form of whole-plant cannabis cultivation, sales, and use for certain medical purposes. Nineteen of those states and the District of Columbia have also legalized cannabis use by adults for non-medical or adult-use purposes, and several other states are at various stages of similar legalization measures. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 13-year operating history to enter new markets.
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
On January 14, 2022, we acquired Eyechronic LLC (“Eyechronic”) d/b/a Enlighten, a Delaware limited liability company and a provider of software, digital signage services and multi-media offerings to dispensaries and brands. We are continuing to integrate Eyechronic and our other acquisitions and will continue to invest in them appropriately to scale during this fiscal year 2022.
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
Components of Our Results of Operations
Revenues
We offer WM Business subscriptions, which include access to the Weedmaps marketplace and certain SaaS solutions. As add-ons for additional fees, we offer other products, including featured listings, placements, promoted deals, nearby listings, other display advertising, customer relationship management, digital menus, and delivery and logistics services. Our WM Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand, though we are testing a more dynamic, performance-based pricing model for these solutions across several markets. For clients that pay us in advance for listing and other services we record deferred revenue and recognize revenue over the applicable subscription term.
Cost of Revenues
Cost of revenues primarily consists of web hosting, internet service, credit card processing costs and inventory costs related to multi-media offerings.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenues	$58,294	$46,931	$115,746	$88,085

Operating expenses:
Cost of revenues	3,858	1,908	7,598	3,765
Sales and marketing	22,123	15,271	44,005	24,388
Product development	13,263	10,271	26,353	18,139
General and administrative	29,610	33,770	58,665	47,136
Depreciation and amortization	2,458	988	6,403	1,990
Total operating expenses	71,312	62,208	143,024	95,418
Operating loss	(13,018)	(15,277)	(27,278)	(7,333)
Other income (expenses)
Change in fair value of warrant liability	32,234	37,791	14,015	37,791
Other expense, net	(678)	(6,069)	(1,180)	(6,041)
Income (loss) before income taxes	18,538	16,445	(14,443)	24,417
Benefit from income taxes	(1,310)	(392)	(3,058)	(151)
Net income (loss)	19,848	16,837	(11,385)	24,568
Net income (loss) attributable to noncontrolling interests	8,156	12,574	(9,184)	20,305
Net income (loss) attributable to WM Technology, Inc.	$11,692	$4,263	$(2,201)	$4,263

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	100%	100%	100%	100%

Operating expenses:
Cost of revenues	7%	4%	7%	4%
Sales and marketing	38%	33%	38%	28%
Product development	23%	22%	23%	21%
General and administrative	51%	72%	51%	54%
Depreciation and amortization	4%	2%	6%	2%
Total operating expenses	122%	133%	124%	108%
Operating (loss) income	(22)%	(33)%	(24)%	(8)%
Other income (expenses)
Change in fair value of warrant liability	55%	81%	12%	43%
Other income, net	(1)%	(13)%	(1)%	(7)%
Income (loss) before income taxes	32%	35%	(12)%	28%
Benefit from income taxes	(2)%	(1)%	(3)%	0%
Net income (loss)	34%	36%	(10)%	28%
Net income (loss) attributable to noncontrolling interests	14%	27%	(8)%	23%
Net income (loss) attributable to WM Technology, Inc.	20%	9%	(2)%	5%

Comparison of Three Months Ended June 30, 2022 and 2021
Revenues

	Three Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Revenues	$58,294	$46,931	$11,363	24
Total revenues increased by $11.4 million, or 24% for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by a 31% increase in average monthly paying clients. Our growth in average monthly paying clients primarily reflects growth in our featured listing product of $3.8 million, WM Business subscription offering of $0.9 million and other ad and SaaS solutions of $6.6 million, which includes revenues attributable to companies we acquired since the second quarter of 2021. For the three months ended June 30, 2022, featured listing product, WM Business subscription offering and other ad and SaaS solutions represented 51%, 20% and 29% of our total revenues, respectively.
Cost of Revenues

	Three Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Cost of revenues	$3,858	$1,908	$1,950	102
Gross margin	93%	96%
Cost of revenues was $3.9 million for the three months ended June 30, 2022 compared to $1.9 million for the same period in 2021. The increase was primarily related to an increase of $1.6 million attributable to inventory costs of certain advertising revenue as well as the cost of revenue attributable to a company we acquired in the third quarter of 2021.
Sales and Marketing Expenses

	Three Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$22,123	$15,271	$6,852	45
Percentage of revenue	38%	33%
Sales and marketing expenses increased by $6.9 million, or 45% for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to increases in personnel-related costs of $4.9 million, branding and advertising costs of $1.0 million, outside services costs of $0.8 million, website advertising expense of $0.3 million as more advertising options become available in the cannabis industry, and travel and entertainment expense of $0.5 million, offset by a decrease in event expense of $1.0 million. The increase in personnel-related costs was attributable to increased headcount and a $0.8 million of bonus expense related to future bonus payouts in connection with prior acquisitions, offset by a decrease in stock-based compensation expense of $1.8 million due to additional stock-based compensation expense recognized in the 2021 period as a result of the Business Combination.
Product Development Expenses

	Three Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Product development expenses	$13,263	$10,271	$2,992	29
Percentage of revenue	23%	22%
Product development expenses increased by $3.0 million, or 29% for the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily due to an increase in personnel-related costs of $7.0 million and an increase in outside services of $0.6 million, offset by capitalized software costs of $4.6 million. The increase in personnel related costs was primarily due to increases in salaries and wages of $4.8 million and an increase in bonus expense of $1.4 million.
General and Administrative Expenses

	Three Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
General and administrative expenses	$29,610	$33,770	$(4,160)	(12)
Percentage of revenue	51%	72%
General and administrative expenses decreased by $4.2 million, or 12% for the three months ended June 30, 2022 compared to the same period in 2021. This decrease was primarily due to decreases in personnel-related costs of $9.5 million and impairment of right-of-use assets of $1.8 million, offset by increases in insurance costs of $2.2 million for additional insurance coverage as a public company, software costs of $1.2 million, bad debt expense of $1.4 million and professional fees of $2.3 million. The decrease in personnel-related costs includes a decrease in stock-based compensation expense of $9.1 million as a result of the additional stock-based compensation expense recognized in the 2021 period as a result of the Business Combination.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$2,458	$988	$1,470	149
Percentage of revenue	4%	2%
Depreciation and amortization expenses increased $1.5 million, or 149% for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to increases in capitalized software amortization of $0.9 million and amortization of intangible assets of $0.3 million.
Other Income (Expense), net

	Three Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$32,234	$37,791	(5,557)	(15)
Other expense, net	(678)	(6,069)	5,391	(89)
Other income (expense), net	$31,556	$31,722	(166)	(1)
Percentage of revenue	54%	68%

Other income (expense), net decreased by $0.2 million for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in other income was primarily due to comparatively unfavorable changes in fair value of warrant liability of $5.6 million, offset by a decrease in other expense, net of $5.4 million primarily attributable to transaction costs of $5.5 million recognized in the 2021 period related to the Business Combination.

Comparison of Six Months Ended June 30, 2022 and 2021
Revenues

	Six Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Revenues	$115,746	$88,085	$27,661	31
Total revenues increased by $27.7 million, or 31%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was driven by a 30% increase in average monthly paying clients. Our growth in average monthly revenue per paying client and average monthly paying clients primarily reflects growth in our featured listing product of $11.5 million, WM Business subscription offering of $2.7 million and other ad and SaaS solutions of $13.4 million, which includes revenues attributable to companies we acquired since the second quarter of 2021. For the six months ended June 30, 2022, featured listing product, WM Business subscription offering and other ad and SaaS solutions represented 52%, 20% and 28% of our total revenues, respectively.
Cost of Revenues

	Six Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Cost of revenues	$7,598	$3,765	$3,833	102
Gross margin	93%	96%
Cost of revenues increased by $3.8 million, or 102%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily related to an increase of $3.1 million attributable to inventory costs of certain advertising revenue as well as the cost of revenue attributable to a company we acquired in the third quarter of 2021.
Sales and Marketing Expenses

	Six Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$44,005	$24,388	$19,617	80
Percentage of revenue	38%	28%
Sales and marketing expenses increased by $19.6 million, or 80%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to increases in personnel-related costs of $13.8 million, outside services costs of $2.6 million, branding and advertising expense of $1.5 million and website advertising expense of $1.3 million. The increase in personnel-related costs was primarily due to increased headcount, including increases in salaries and wages of $8.6 million and bonus expense of $4.1 million, which includes $2.0 million of expense related to future bonus payouts in connection with prior acquisitions.
Product Development Expenses

	Six Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Product development expenses	$26,353	$18,139	$8,214	45
Percentage of revenue	23%	21%
Product development expenses increased by $8.2 million, or 45% for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to increases in personnel-related costs of $14.9 million and outside services costs of $1.4 million, offset by an increase in capitalized software development costs of $8.3 million. The increase in personnel-related costs was primarily due to increases in salaries, wages and bonus of $11.9 million, due to increased headcount, and stock-based compensation costs of $1.9 million driven by the issuance of restricted stock units to our employees during the second half of 2021 and the first half of 2022. Bonus expense for the first half of 2022 includes $0.7 million of expense related to future bonus payouts in connection with prior acquisitions.
General and Administrative Expenses

	Six Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
General and administrative expenses	$58,665	$47,136	$11,529	24
Percentage of revenue	51%	54%
General and administrative expenses increased by $11.5 million, or 24%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily due to increases in salaries and wages of $2.7 million, insurance costs of $5.4 million as a result of additional insurance coverage as a public company, bad debt expense of $4.0 million due to higher reserves for past due balances, professional services of $3.5 million and software expense of $2.6 million. These increases were partially offset by a decrease in stock-based compensation expense of $4.8 million and a decrease in impairment loss on right-of-use assets of $1.8 million. The decrease in stock-based compensation expense was a result of additional stock-based compensation expense recognized in the 2021 period in connection with the Business Combination.
Depreciation and Amortization Expenses

	Six Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$6,403	$1,990	$4,413	222
Percentage of revenue	6%	2%
Depreciation and amortization expenses increased $4.4 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to increases in capitalized software amortization of $2.6 million, fixed asset depreciation of $0.9 million and intangible asset amortization of $0.9 million. Capitalized software amortization included accelerated depreciation of $1.1 million related to discontinued product features of WM Retail in the first quarter of 2022.
Other (Expense) Income , net

	Six Months Ended June 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$14,015	$37,791	(23,776)	(63)
Other expense, net	(1,180)	(6,041)	4,861	(80)
Other (expense) income, net	$12,835	$31,750	(18,915)	(60)
Percentage of revenue	11%	36%
Other (expense) income, net decreased by $18.9 million for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in other (expense) income, net was primarily due to comparatively unfavorable changes in fair value of warrant liability of $23.8 million, which was partially offset by a decrease in other expense, net of $4.9 million, primarily attributable to transaction costs of $5.5 million recognized in the 2021 period related to the Business Combination.
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

Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Cash	$47,604	$67,777
Accounts receivable, net	27,305	17,550
Working capital	45,462	61,134
As of June 30, 2022, we had cash of $47.6 million. During the second quarter of 2021, we completed the Business Combination, resulting in proceeds of approximately $80.0 million. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our near-term capital expenditures from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(3,814)	$16,539
Net cash used in investing activities	$(10,267)	$(836)
Net cash (used in) provided by financing activities	$(6,092)	$56,040
Net Cash (Used In) Provided by Operating Activities
Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, impairment charges, stock-based compensation, provision for doubtful accounts, deferred taxes and the effect of changes in working capital.
Net cash used in operating activities for the six months ended June 30, 2022 was $3.8 million, which resulted from a net loss of $11.4 million, together with net cash outflows of $2.6 million from changes in operating assets and liabilities, and non-cash items of $10.2 million, consisting of depreciation and amortization of $6.4 million, fair value of warrant liability of $14.0 million, stock-based compensation of $15.6 million, deferred income taxes of $3.1 million, provision for doubtful accounts of $4.7 million and impairment loss on right-of-use asset of $0.6 million. Net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivable of $13.6 million, partially offset by a decrease in prepaid expenses and other assets of $2.9 million and an increase in accounts payable and accrued expenses of $8.9 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the six months ended June 30, 2021 was $16.5 million, which resulted from net income of approximately $24.6 million, together with net cash inflows of approximately $5.7 million from changes in operating assets and liabilities, and non-cash items of $13.7 million, consisting of depreciation and amortization of $2.0 million, fair value of warrant liability of $37.8 million, stock-based compensation of $19.4 million, impairment loss on right-of-use asset of $2.4 million, provision for doubtful accounts of $0.7 million and deferred income taxes of $0.4 million. The net cash inflows from changes in operating assets and liabilities were primarily due to a decrease in prepaid expenses and other current assets of $4.4 million, an increase in accounts payable and accrued expenses of $1.7 million, an increase in deferred revenue of $1.7 million. These changes were partially offset by an increase in accounts receivables of $2.1 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2022 was $10.3 million, which resulted from $8.6 million cash paid for purchases of property and equipment, including certain capitalized software development costs, net cash paid for acquisition of $0.7 million and cash paid for an acquisition holdback release of $1.0 million.
Cash used in investing activities for the six months ended June 30, 2021 was $0.8 million for purchases of property and equipment.
Net Cash (Used in) Provided by Financing Activities
Cash outflows from financing activities for the six months ended June 30, 2022 was $6.1 million, which primarily consists of repayments of insurance premium financing of $4.3 million and distributions of $1.8 million to the Unit holders other than the Company.
Net cash used in financing activities for the six months ended June 30, 2021 was $56.0 million, which resulted from proceeds from the Business Combination of $80.3 million, distributions of $18.1 million, repurchase of Class B Units of $5.6 million and repayments of insurance premium financing of $0.4 million.
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
Revenue Recognition
Our revenues are derived primarily from monthly subscriptions and additional offerings for access to the Weedmaps platform and SaaS solutions. We recognize revenue when the fundamental criteria for revenue recognition are met. We recognize revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We exclude sales taxes and other similar taxes from the measurement of the transaction price. The determination of the performance obligations and the timing of satisfaction of such obligations either over time or at a point-in-time requires us to make significant judgement and estimates.
Substantially all of our revenue is generated by providing standard listing subscription services and other paid listing subscriptions services, including featured listings, placements, promoted deals, nearby listings, other display advertising as well as customer relationship management and delivery and logistic services. These arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided.
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

WM Technology, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of WMH LLC following the Business Combination. The Company is also subject to taxes in foreign jurisdictions. Any taxable income or loss generated by WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc. following the Business Combination, on a pro rata basis. WM Technology, Inc. is also subject to taxes in foreign jurisdictions. Tax laws and regulations are complex and periodically changing and the determination of our provision for income taxes, including our taxable income, deferred tax assets and tax receivable agreement liability, requires us to make significant judgment, assumptions and estimates. In connection with the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”) with continuing members that provides for a payment to the continuing members of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH Units. In connection with such potential future tax benefits resulting from the Business Combination, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. To date, no payments have been made with respect to the TRA. Our calculation of the TRA asset and liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. As of June 30, 2022, total net deferred tax assets and TRA liability were $183.2 million and $142.7 million, respectively.
Stock-based Compensation
We measure fair value of employee stock-based compensation awards on the date of grant and allocate the related expense over the requisite service period. The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) is equal to the market price of our Class A common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. When awards include a performance condition that impacts the vesting of the award, we record compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. Forfeitures of stock-based awards are recognized as they occur. For the three and six months ended June 30, 2022, we recognized stock-based compensation expense of $8.1 million and $15.6 million, respectively, and for the three and six months ended June 30, 2021, we recognized stock-based compensation expense of $19.4 million. See Note 11 to our condensed consolidated financial statements included herein.
Capitalized Software Development Costs
We capitalize certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. In accordance with authoritative guidance, we began to capitalize these costs when preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The accounting for website and internal-use software costs requires us to make significant judgement, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the three and six months ended June 30, 2022, we capitalized $4.5 million and $8.6 million of costs related to the development of software applications, respectively.
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

Fair Value Measurements
In connection with the Business Combination, we assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants. As of June 30, 2022, 12,499,973 of the Public Warrants and all of the Private Placement Warrants remained outstanding . The warrants are measured at fair value under ASC 820 - Fair Value Measurements. The fair value of the Public Warrants is classified as Level 1 financial instruments and is based on the publicly listed trading price of our Public Warrants. The fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact our results of operations in future periods. As of June 30, 2022 and December 31, 2021, warranty liability was $13.4 million and $27.5 million, respectively. See Note 4 to our condensed consolidated financial statements included herein.
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
Interest Rate Fluctuation Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2022, we did not have any cash equivalents.
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because we only hold cash and, our portfolio’s fair value is insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
Inflation
Other than as set forth in the note above titled “Growth and Retention of Our Paying Clients”, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in Internal Control Over Financial Reporting
Other than execution of the material weakness remediation activities described below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Previously Disclosed Material Weakness
We previously identified and disclosed in our 2021 Annual Report, as well as in our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2022, a material weakness in our operation of controls over the classification and accounting for the private placement warrants and public warrants (collectively, the “warrants”), which were initially issued by Silver Spike Acquisition Corp in connection with its initial public offering and assumed by the Company in connection with the consummation of the Business Combination. As of June 30, 2022, Management has completed the implementation of our remediation efforts of the material weakness related to accounting for the warrants. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our remediation efforts included demonstrating our ability to effectively operate our controls and enhancing our control design to require the formalized consideration of obtaining additional technical guidance in connection with evaluating significant or unusual transactions. These additional considerations include items such as obtaining additional accounting pronouncements or performing consultations with third party accounting specialists, authoritative bodies or regulators.

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
Item 1A.    Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”) and the risk factor discussed below when making investment decisions regarding our securities. Except for the risk factor discussed below, we do not believe that there have been any material changes to the risk factors disclosed our 2021 Form 10-K.
“We track certain performance metrics, including MAUs, with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We calculate and track performance metrics with internal tools, which are not independently verified by any third-party. While we believe our metrics are reasonable estimates of our user or client base for the applicable period of measurement, the methodologies used to measure these metrics and how we define such metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, user accounts are based on email addresses, and a user could use multiple email addresses to establish multiple accounts, and clients in many instances will have multiple accounts. Additionally, a user could also use technology (such as incognito browsing, blocking or deleting cookies and IP addresses or other similar methods) that may decrease our ability to obtain useful information with respect to the number of and behavior of users, and as a result, we may include users who are not actively engaging with our platform in the manner in which we assume, and/or we may count as unique users multiple visits by the same underlying user. As a result, the data we report may not be accurate, and we believe unique user statistics could include a significant number of repeat underlying users. Our internal tools and processes we use to identify multiple accounts or fraudulent accounts have a number of limitations, and our methodologies for tracking key metrics may change over time, which could result in unexpected changes to our metrics, including historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments and we generally do not intend to update previously disclosed metrics for any such changes. Though we regularly review our processes for calculating metrics and may adjust our processes for calculating metrics to improve their accuracy, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer term strategies. If our performance metrics are not accurate representations of our business, user or client base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, user or client base or traffic levels, we may not be able to effectively implement our business strategy, our reputation may be harmed, and our operating and financial results could be adversely affected.

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

Our ability to successfully drive engagement on our platform, as well as changes to our user engagement and advertising strategy and practices, pose risks to our business.

Our clients use our products and services as they believe the value received from paying for our products and services justifies the cost of those services. We believe the overall level of engagement of our users with our clients is critical to our success and our long-term financial performance. As we evolve our user engagement and advertising strategy and practices, we may not be successful in improving user engagement in a cost-efficient manner, or at all. Certain operating decisions, including the likelihood of decreased usage of pop-under advertisements, may significantly decrease our reported user engagement and/or traffic, increase the cost of generating user engagement and/or traffic or decrease our overall success rate in promoting engagement on our platform. Declining user growth, engagement or traffic could make us less attractive to our clients, which may seriously harm our business. In addition, we continue to compete with other companies to attract and retain consumer attention. A number of factors have affected and could potentially negatively affect our reported user engagement and/or traffic and our overall user engagement with our clients, including if:

•we do not provide a compelling consumer experience to entice consumers to use our products and services, or our consumers don’t have the ability to maximize the consumer experience;
•we are unable to convince consumers and clients of the value and usefulness of our platform and services;
•we are unable to find cost-effective marketing channels or other strategies to drive traffic to our website, including replacing any pop-under advertisements that we have or may discontinue;
•our products fail to operate effectively on the iOS or Android mobile operating systems;
•we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;
•we do not provide a compelling consumer experience because of the decisions we make regarding the type and frequency of advertisements that we display or the structure and design of our products;
•consumers engage more with competing platforms or products at the expense of ours or those of our clients;
•if the manner in which we promote engagement or traffic is seen by consumers or clients as unappealing or harm our brand image or reputation;
•there are concerns about the privacy implications, safety, or security of our products;
•our products are subject to increased regulatory scrutiny or approvals, or there are changes in our products that are mandated or prompted by legislation, regulatory authorities, executive actions, or litigation, including settlements or consent decrees, that adversely affect the consumer experience;
•technical or other problems frustrate the consumer experience, including by providers that host our platforms, particularly if those problems prevent us from delivering our product experience in a fast and reliable manner;
•we, our partners, or other companies in our industry segment are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract; or
•our current or future products reduce consumer activity on our website or our applications by making it easier for our consumers to interact directly with our clients.

Any decrease to consumer retention, growth, or engagement could render our products less attractive to consumers, advertisers, or partners, and could seriously harm our business.

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

Additionally, we have made acquisitions recently and may make additional acquisitions that could be material to our business, operating results, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

• an acquisition may negatively affect our operating results, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us, and potentially across different cultures and languages in the event of a foreign acquisition;
•we may see the acquired business lose customers or contractual partners who no longer wish to do business with the acquired business once we acquire it;
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

A significant portion of our total outstanding shares of our Class A Common Stock may be sold into the market in the near future. This could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

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

To the extent our Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to the holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the Selling Securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of our Class A Common Stock or adversely affect the market price of our Class A Common Stock.”
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

None.
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

WM TECHNOLOGY, INC.

Date:	August 9, 2022	By:	/s/ Christopher Beals
			Name:	Christopher Beals
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Arden Lee
			Name:	Arden Lee
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)