Form 10-Q
period 2022-09-30
WM TECHNOLOGY, INC.
filed 2022-11-08
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of November 3, 2022, there were 90,952,468 shares of the registrant’s Class A common stock outstanding and 55,486,361 shares of Class V common stock outstanding.

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
•our ability to manage future growth;
•our ability to effectively anticipate and address changes in the end-user market in the cannabis industry and the impact that no longer tracking and reporting MAUs may have on our business or the expectations of investors;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash	$34,170	$67,777
Accounts receivable, net	16,642	17,550
Prepaid expenses and other current assets	11,201	13,607
Total current assets	62,013	98,934
Property and equipment, net	23,246	13,283
Goodwill	67,156	45,295
Intangible assets, net	10,597	8,299
Right-of-use assets	32,634	36,549
Deferred tax assets	186,287	152,097
Other assets	12,002	10,687
Total assets	$393,935	$365,144
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$24,225	$23,155
Deferred revenue	6,648	8,057
Operating lease liabilities, current	6,105	5,463
Other current liabilities	98	1,125
Total current liabilities	37,076	37,800
Operating lease liabilities, non-current	34,709	39,377
Tax Receivable Agreement liability	142,892	128,567
Warrant liability	6,855	27,460
Other long-term liabilities	3,366	—
Total liabilities	224,898	233,204
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 90,372,205 shares issued and outstanding at September 30, 2022 and 65,677,361 shares issued and outstanding at December 31, 2021	9	7
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 56,066,624 shares issued and outstanding at September 30, 2022 and 65,502,347 shares issued and outstanding at December 31, 2021	5	7
Additional paid-in capital	61,375	2,173
Retained earnings	54,004	61,369
Total WM Technology, Inc. stockholders’ equity	115,393	63,556
Noncontrolling interests	53,644	68,384
Total equity	169,037	131,940
Total liabilities and equity	$393,935	$365,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$50,500	$50,884	$166,246	$138,969

Operating expenses
Cost of revenues	4,272	2,035	11,870	5,800
Sales and marketing	17,882	12,806	61,887	37,194
Product development	11,988	7,782	38,341	25,921
General and administrative	33,490	23,220	92,155	70,356
Depreciation and amortization	2,513	980	8,916	2,970
Total operating expenses	70,145	46,823	213,169	142,241
Operating (loss) income	(19,645)	4,061	(46,923)	(3,272)
Other income (expenses)
Change in fair value of warrant liability	6,590	45,837	20,605	83,628
Other expense, net	(50)	(300)	(1,230)	(6,341)
(Loss) income before income taxes	(13,105)	49,598	(27,548)	74,015
(Benefit from) provision for income taxes	(2,641)	393	(5,699)	242
Net (loss) income	(10,464)	49,205	(21,849)	73,773
Net (loss) income attributable to noncontrolling interests	(5,300)	28,370	(14,484)	48,675
Net (loss) income attributable to WM Technology, Inc.	$(5,164)	$20,835	$(7,365)	$25,098

Class A Common Stock:
Basic (loss) income per share	$(0.06)	$0.32	$(0.09)	$0.39
Diluted (loss) income per share	$(0.06)	$0.02	$(0.09)	$(0.15)

Class A Common Stock:
Weighted average basic shares outstanding	89,552,914	64,216,732	82,872,137	64,149,699
Weighted average diluted shares outstanding	89,552,914	68,304,372	82,872,137	69,950,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three and Nine Months Ended September 30, 2022
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital		Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2021	65,677,361	$7	65,502,347	$7	$2,173		$61,369	$63,556	$68,384	$131,940
Stock-based compensation	—	—	—	—	7,246		—	7,246	681	7,927
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	879,284	—	—	—	(6)		—	(6)	(7)	(13)
Issuance of common stock for acquisition (Note 6)	4,721,706	—	—	—	12,836		—	12,836	15,889	28,725
Issuance of common stock - Class A Unit exchange	4,295,574	1	(4,295,574)	(1)	3,669		—	3,669	(3,669)	—
Issuance of common stock - Class P Unit exchange	7,525,045	—	—	—	6,427		—	6,427	(6,427)	—
Issuance of common stock - warrants exercised	20	—	—	—	—		—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Class A Units	—	—	—	—	11,625		—	11,625	—	11,625
Net loss	—	—	—	—	—		(13,893)	(13,893)	(17,340)	(31,233)
As of March 31, 2022	83,098,990	8	61,206,773	6	43,970		47,476	91,460	57,511	148,971
Stock-based compensation	—	—	—	—	8,015		—	8,015	598	8,613
Distributions	—	—	—	—	—		—	—	(1,790)	(1,790)
Issuance of common stock - vesting of restricted stock units	543,118	—	—	—	—		—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Class A Units		—	—	—	2,282		—	2,282	—	2,282
Class A Common shares issued - Class A Unit exchange	4,740,760	1	(4,740,760)	(1)	4,436		—	4,436	(4,436)	—
Class A Common shares issued - Class P Unit exchange	453,460	—	—	—	432		—	432	(432)	—
Net income	—	—	—	—	—		11,692	11,692	8,156	19,848
As of June 30, 2022	88,836,328	9	56,466,013	5	59,135		59,168	118,317	59,607	177,924
Stock-based compensation	—	—	—	—	1,409		—	1,409	567	1,976
Distributions	—	—	—	—	—		—	—	(658)	(658)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for employee taxes	915,544	—	—	—	—		—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Class A Units	—	—	—	—	259	—	—	259	—	259
Class A Common shares issued - Class A Unit exchange	399,389	—	(399,389)	—	367	—	—	367	(367)	—
Class A Common shares issued - Class P Unit exchange	220,944	—	—	—	205	—	—	205	(205)	—
Net loss	—	—	—	—	—		(5,164)	(5,164)	(5,300)	(10,464)
As of September 30, 2022	90,372,205	$9	56,066,624	$5	$61,375		$54,004	$115,393	$53,644	$169,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)
(Continued)

	Three and Nine Months Ended September 30, 2021
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Members’ Equity	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2020	—	$—	—	$—	$—	$—	$—	$—	$29,271	$29,271
Distributions to members	—	—	—	—	—	—	—	—	(10,513)	(10,513)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(106)	(106)
Net income	—	—	—	—	—	—	—	—	7,731	7,731
As of March 31, 2021	—	—	—	—	—	—	—	—	26,383	26,383
Share-based compensation	—	—	—	—	—	—	—	19,433	—	19,433
Distributions to members	—	—	—	—	—	—	—	—	(7,597)	(7,597)
Repurchase of Class B Units	—	—	—	—		—	—	—	(5,459)	(5,459)
Proceeds and shares issued in the Business Combination (Note 5)	63,738,563	6	65,502,347	7	(20,212)	986	(19,213)	(45,425)	(20,674)	(85,312)
Net income	—	—		—	—	4,263	4,263	5,227	7,347	16,837
As of June 30, 2021	63,738,563	6	65,502,347	7	(20,212)	5,249	(14,950)	(20,765)	—	(35,715)
Stock-based compensation	—	—	—	—	4,173	—	4,173	714	—	4,887
Transaction costs related to the Business Combination (Note 5)	—	—	—	—	(274)	—	(274)	—	—	(274)
Issuance of common stock for acquisitions (Note 6)	1,938,798	1	—	—	12,721	—	12,722	16,590	—	29,312
Net income	—	—	—	—	—	20,835	20,835	28,370	—	49,205
As of September 30, 2021	65,677,361	$7	65,502,347	$7	$(3,592)	$26,084	$22,506	$24,909	$—	$47,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(21,849)	$73,773
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,916	2,970
Change in fair value of warrant liability	(20,605)	(83,628)
Impairment loss	1,317	2,372
Stock-based compensation	17,250	23,625
Deferred income taxes	(5,699)	1
Provision for doubtful accounts	14,867	3,015
Changes in operating assets and liabilities:
Accounts receivable	(13,125)	(6,371)
Prepaid expenses and other current assets	5,222	7,228
Other assets	(263)	87
Accounts payable and accrued expenses	5,008	3,313
Deferred revenue	(1,505)	2,495
Net cash (used in) provided by operating activities	(10,466)	28,880

Cash flows from investing activities
Purchases of property and equipment	(13,135)	(4,246)
Cash paid for acquisitions, net of cash acquired	(713)	(16,000)
Cash paid for acquisition holdback release	(1,000)	—
Cash paid for other investments	—	(3,000)
Net cash used in investing activities	(14,848)	(23,246)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(13)	—
Proceeds from the Business Combination	—	79,969
Repayment of note payable	—	(205)
Distributions	(2,448)	(18,110)
Repurchase of Class B Units	—	(5,565)
Repayments of insurance premium financing	(5,832)	(3,707)
Net cash (used in) provided by financing activities	(8,293)	52,382

Net (decrease) increase in cash	(33,607)	58,016
Cash – beginning of period	67,777	19,919
Cash – end of period	$34,170	$77,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of noncash activities
Issuance of equity for acquisitions	$28,725	$29,312
Insurance premium financing	$4,598	$11,146
Stock-based compensation capitalized for software development	$1,266	$695
Accrued liabilities assumed in connection with acquisition	$586	$—
Holdback liability recognized in connection with acquisition	$98	$1,000
Capitalized assets included in accounts payable and accrued expenses	$400	$589
Warranty liability assumed from the Business Combination	$—	$193,978
Tax receivable agreement liability recognized in connection with the Business Combination	$—	$126,150
Deferred tax assets recognized in connection with the Business Combination	$—	$147,973
Other assets assumed from the Business Combination	$—	$1,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business and Organization
Founded in 2008, WM Technology, Inc. (the “Company”) operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to retailers and brands in the United States state-legal and Canadian cannabis markets. The Company’s comprehensive business-to-consumer (“B2C”) and business-to-business (“B2B”) suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
The Company’s business primarily consists of its commerce-driven marketplace, Weedmaps, and its fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering, Weedmaps for Business. The Weedmaps marketplace provides cannabis consumers with information regarding cannabis retailers and brands. In addition, the Weedmaps marketplace aggregates data from a variety of sources including retailer point-of-sale solutions to provide consumers with the ability to browse by strain, pricing, cannibinoids and other information regarding locally available cannabis products, through the Company’s website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers. The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. It also provides information on the cannabis plant and the industry and advocates for legalization. The Company believes the size, loyalty and engagement of our user base and the frequency of consumption of cannabis of that user base is highly valuable to the Company’s clients and results in its clients paying for its services.
Weedmaps for Business, the Company’s SaaS offering, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands. These solutions support cannabis businesses at every stage in the consumer funnel, enabling them to:
•Strategically reach prospective cannabis consumers;
•Manage pick-up, delivery and inventory in compliance with local regulations;
•Help improve the customer experience by creating online browsing and ordering functionality on a brand, retailer or delivery operator’s website and by extending that functionality in-store with kiosks;
•Foster customer loyalty and re-engage with segments of consumers;
•Leverage the Weedmaps for Business products in conjunction with any other preferred software solutions via integrations and application programming interfaces (“APIs”); and
•Make informed marketing and merchandising decisions using performance analytics and consumer and brand insights to promote products to specific consumer groups.

The Company charges a monthly fee to retailer and brand clients for access to its WM Pages subscription package which includes:
•WM Listings: A listing page for a retailer, delivery service or brand on the Weedmaps marketplace, enabling our clients to be discovered by the marketplace’s consumers;
•WM Orders: Software for retailers to receive pick-up and delivery orders directly from a WM listing and have the orders be connected directly with a client’s point-of-sale (“PoS”) system (for certain PoS systems). The marketplace also enables brands to route customer purchase interest to a retailer that carries the brand’s product;
•WM Store: Customizable menus for brands, retailers and delivery operators to embed on their website that facilitate customer pick-up or delivery orders and reach to more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website;
•WM Connectors: Centralized integration tool that allows for easier menu management, automatic inventory updates and streamlined order fulfillment workflows to enable clients to save time and integrate disparate software systems; and
•WM Insights: An insights and analytics platform for clients leveraging data across the Weedmaps marketplace and software solutions.

The Company also offers other add-on products for additional fees, including:
•Featured Listings: Premium Placement ad solutions on high visibility locations on the Weedmaps marketplace to maximize clients’ listing and deal presence;

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•WM Deals: Discount and promotion pricing tools that let clients strategically reach prospective price-conscious cannabis customers with deals or discounts to drive conversion;
•WM Ads: Ad solutions on the Weedmaps marketplace designed for clients to amplify their businesses and reach more highly engaged cannabis consumers throughout their buying journey;
•WM AdSuite: Omni-channel (on and off platform) marketing solution with access to the Weedmaps marketplace and off marketplace outlets including certain publishers, out-of-home units in addition to other media solutions;
•WM CRM: Customer relationship management software allowing clients to reach new consumers, build loyalty, and grow revenue with the Company’s compliant app, text and marketing tools;
•WM Dispatch: Compliant, automated, and optimized last-mile delivery software that helps clients manage their delivery fleets and logistics. This product streamlines the delivery experience from in-store to front-door; and
•WM Screens: In-store digital menu signage and kiosk solution and media management tool enabling clients to enhance the in-store experience, impact omnichannel retail and centralize operations with revenue-driving and customizable digital signage.
The Company sells its Weedmaps for Business suite in the United States, currently offers some of its Weedmaps for Business solutions in Canada and has a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain and Switzerland. The Company operates in the United States, Canada, and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or applicable national law. The Company is headquartered in Irvine, California.
The Company’s mission is to power a transparent and inclusive global cannabis economy. The Company’s technology addresses the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis users in a legally compliant fashion. Over the past 14 years, the Weedmaps marketplace has become a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Weedmaps for Business is a set of eCommerce-enablement tools designed to help retailers and brands get the best out of the Weedmaps’ consumer experience, create labor efficiencies, and manage compliance needs.
The Company holds a strong belief in the importance of enabling safe, legal access to cannabis for consumers worldwide. The Company believes it offers the only comprehensive software platform that allows cannabis retailers to reach their target audience, quickly and cost effectively, addressing a wide range of needs. The Company is committed to building the software solutions that power cannabis businesses compliantly in the industry, to advocating for legalization, licensing and social equity of cannabis, and to facilitating further learning through partnership with subject matter experts on providing detailed, accurate information about cannabis.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. The condensed financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of September 30, 2022, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and nine months ended September 30, 2022 and 2021.

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
The geographic concentration of the Company’s clients makes the Company vulnerable to a downturn in the local market area. Historically, the Company’s business operations have been located primarily in the State of California, and for the nine months ended September 30, 2022, approximately 56% of the Company’s revenue originated in California.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company measures credit losses on its trade accounts receivable using the current expected credit loss model under ASC 326 Financial Instruments – Credit Losses, which is based on the expected losses rather than incurred losses. Under the credit loss model, lifetime expected credit losses are measured and recognized at each reporting date based on historical, current and forecast information.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company recorded an allowance for doubtful accounts of $13.9 million and $5.2 million as of September 30, 2022 and December 31, 2021, respectively. The increase in allowance for doubtful accounts included a higher reserve for at-risk customers that indicated financial difficulties and the impact from macroeconomic factors.
As of September 30, 2022, a receivable due from one single customer accounted for approximately 11% of the total gross accounts receivable outstanding.

The following table summarizes the changes in the allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance, beginning of period	$7,971	$719	$5,169	$914
Addition to allowance	10,176	2,355	14,867	3,015
Write-offs, net of recoveries	(4,273)	(49)	(6,162)	(904)
Allowance, end of period	$13,874	$3,025	$13,874	$3,025
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s investments in equity securities without a readily determinable fair value was $6.5 million, which is recorded within Other assets on the Company’s condensed consolidated balance sheets.
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
Capitalized website and internal-use software development costs are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company capitalizes certain costs related to the development and enhancement of the Weedmaps marketplace and SaaS solutions. The Company began to capitalize these costs when preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Capitalization ceases upon completion of all substantial testing. Maintenance and training costs are expensed as incurred. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. Product development costs that do not meet the criteria for capitalization are expensed as incurred.

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
Total net lease costs for the three months ended September 30, 2022 and 2021 were $2.3 million and $2.9 million, respectively. Total net lease costs for the nine months ended September 30, 2022 and 2021 were $7.1 million and $8.9 million, respectively.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three and nine months ended September 30, 2022, the Company recorded contra rent expense of $0.5 million and $1.3 million, respectively.
The Company recognized impairment charges of $0.6 million and $2.4 million during the nine months ended September 30, 2022 and 2021, related to certain ROU assets reducing the carrying values of the lease assets to their estimated fair values. The fair values were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. The impairment charges are included in general and administrative expenses in the consolidated statements of operations.
Warrant Liability
The Company assumed 12,499,993 public warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of September 30, 2022, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Warrants

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Revenue Recognition
The Company’s revenues are derived primarily from monthly subscriptions and additional offerings for access to the Company’s Weedmaps marketplace and SaaS solutions. The Company recognizes revenue when the fundamental criteria for revenue recognition are met. The Company recognizes revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
The Company offers Weedmaps for Business subscriptions, which include access to the Weedmaps marketplace and certain SaaS solutions. As add-ons for additional fees, the Company offers other products, including featured listings, placements, promoted deals, nearby listings, other display advertising, client relationship management, digital menu, and delivery and logistics services. The Company’s Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. The Company has a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. The Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices of the underlying services at contract inception.
Disaggregation of revenue
Weedmaps for Business and other SaaS subscriptions include the Company's WM Pages subscription package as well subscriptions to the Company's other SaaS products. The WM Pages subscription package includes access to WM Listings, WM Orders, WM Store, WM Connectors and WM Insights. Additional SaaS subscriptions include WM CRM, WM Dispatch and WM Screens. These subscriptions are typically monthly in nature. Featured and deal listings include the Featured Listings and WM Deals products. Other ad solutions include certain advertising products on and off the Weedmaps marketplace, including WM AdSuite. For a description of these solutions, see the "Business and Organization" section.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company’s revenues disaggregated by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weedmaps for Business and other SaaS solutions	$12,383	$11,067	$38,093	$30,313
Featured and deal listings	34,644	36,297	116,709	99,590
Subtotal	47,027	47,364	154,802	129,903

Other ad solutions	3,473	3,520	11,444	9,066
Total revenues	$50,500	$50,884	$166,246	$138,969
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue as of December 31, 2021 of $8.1 million was fully recognized in the first quarter of fiscal year 2022, and the deferred revenue balance as of September 30, 2022 of $6.6 million is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $2.3 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively, and $12.6 million and $11.9 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
The Company accounts for non-employee stock-based transactions using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Income Taxes
The Company uses the asset and liability method of accounting for income taxes under ASC 740 - Income Taxes. Under the guidance, deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more-likely-than-not the deferred tax assets will not be realized.
The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company's annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), revaluations of the warrant liability, changes in flow-through income not subject to tax and tax law developments.
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
For the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $2.6 million and $5.7 million, respectively, and for the three and nine months ended September 30, 2021, an income tax expense of $0.4 million and $0.2 million, respectively. The income tax benefit for the three and nine months ended September 30, 2022 was the result of the tax benefit of the Company's pro rata share of losses and tax credits flowing through from WM Holding LLC. The tax benefit related to U.S. federal and state tax benefits from certain Business Combination-related expenses offset, in part, by income taxes recorded during the period ended March 31, 2021 as a result of an audit performed by the Canada Revenue Agency on prior years income taxes paid by the Company’s subsidiary, WM Canada Holdings, Inc. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
During the nine months ended September 30, 2022, the Company acquired additional interest in WM Holding Company LLC (“LLC Interests”) in connection with the exchange of LLC Interests, and activity relating to its stock compensation plan. The Company recognized a deferred tax asset in the amount of $28.5 million associated with the basis difference in its investment in WM Holding Company LLC upon acquisition of these LLC Interests, some of which are related to the additional tax basis increases generated from expected future payments under the Tax Receivable Agreement (“TRA”), some of which are partially offset by the TRA liability amount of $14.3 million, and these amounts were recorded through equity.
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
Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if-converted method, as applicable. Stock awards are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 13 for additional information on dilutive securities.
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
Reclassifications
Repayments of insurance premium financing in the amount of $3.7 million for the nine months ended September 30, 2021 was previously classified on the consolidated statements of cash flows under cash used in the operating activities in the prior year. During the nine month ended September 30, 2022, the Company reclassified the repayments to cash used in financing activities in accordance with ASC 230 - Statement of Cash Flows. There is no impact to the total cash flow activities from this reclassification.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	September 30, 2022	December 31, 2021
Liabilities:
Warrant liability – Public Warrants	1	$4,125	$16,750
Warrant liability – Private Placement Warrants	3	2,730	10,710
Total warrant liability		$6,855	$27,460

The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$8,125	$5,320	$13,445	$16,750	$10,710	$27,460
Change in valuation inputs or other assumptions	(4,000)	(2,590)	(6,590)	(12,625)	(7,980)	(20,605)
Fair value, end of period	$4,125	$2,730	$6,855	$4,125	$2,730	$6,855

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$79,375	$76,812	$156,187	$—	$—	$—
Warrant liability acquired	—	—	—	100,750	93,228	193,978
Change in valuation inputs or other assumptions	(25,375)	(20,462)	(45,837)	(46,750)	(36,878)	(83,628)
Fair value, end of period	$54,000	$56,350	$110,350	$54,000	$56,350	$110,350

Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $4.1 million and $16.8 million as of September 30, 2022 and December 31, 2021, respectively.

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$1.61	$5.98
Volatility	87.5%	52.4%
Term (years)	3.71	4.46
Risk-free interest rate	4.18%	1.18%

Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $2.7 million and $10.7 million as of September 30, 2022 and December 31, 2021, respectively.
The Warrants were accounted for as liabilities in accordance with ASC 815 - Derivatives and Hedging and are presented within warrant liability on the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed consolidated statements of operations.
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
6.     Acquisitions
Eyechronic

On January 14, 2022, the Company acquired all the equity interests of Eyechronic LLC (“Eyechronic”) d/b/a Enlighten and rebranded as WM Screens, a Delaware limited liability company and a provider of software, digital signage services and multi-media offerings to dispensaries and brands, for total consideration of approximately $29.4 million. The Company accounted for the Eyechronic acquisition as an acquisition of a business under ASC 805.

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
____________________________________
(1)Includes $0.2 million settlement of pre-existing accounts payable with Eyechronic and holdback of $0.1 million recorded within other current liabilities on the Company’s condensed consolidated balance sheets.
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

During the nine months ended September 30, 2022, the Company incurred transaction expenses associated with the Eyechronic acquisition of $0.1 million, which is included in general and administrative expenses in the condensed consolidated statements of operations.
The revenue and operating loss from Eyechronic included the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financial statements.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sprout
On September 3, 2021, the Company acquired certain assets and liabilities of the Sprout business (“Sprout") now d/b/a WM CRM, a leading, cloud-based customer relationship management (“CRM”) and marketing platform for the cannabis industry, for total consideration of approximately $31.2 million. The Company accounted for the Sprout acquisition as an acquisition of a business under ASC 805- Business Combinations.
The following table summarizes the components of consideration and the estimated fair value of assets acquired (in thousands):

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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Transport Logistics Holding
On September 29, 2021, the Company acquired all of the equity interests of Transport Logistics Holding Company, LLC (“TLH”), which is the parent company of Cannveya & CannCurrent (now d/b/a WM Dispatch & WM Connectors), for total consideration of approximately $15.1 million. WM Dispatch is a logistics platform that enables the compliant delivery of cannabis and WM Connectors is a technology integrations and connectors platform facilitating custom integrations with third party technology providers. The Company accounted for the TLH acquisition as an acquisition of a business under ASC 805- Business Combinations.
The following table summarizes the components of consideration and the estimated fair value of assets acquired (in thousands):

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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.     Goodwill and Intangible Assets

A summary of changes in goodwill for the nine months ended September 30, 2022 is as follows (in thousands):

Goodwill
Balance at December 31, 2021	$45,295
Acquisition of Eyechronic	21,861
Balance at September 30, 2022	$67,156

Intangible assets consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.4	$7,634	$(4,542)	$3,092
Software technology	6.9	7,520	(4,135)	3,385
Customer relationships	11.2	4,783	(721)	4,062
Order backlog	1.0	199	(141)	58
Total intangible assets	10.7	$20,136	$(9,539)	$10,597

	December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.3	$7,532	$(4,081)	$3,451
Software technology	7.7	6,691	(3,222)	3,469
Customer relationships	3.4	1,580	(201)	1,379
Total intangible assets	10.4	$15,803	$(7,504)	$8,299

Amortization expense for intangible assets was $0.7 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $0.7 million for the nine months months ended September 30, 2022 and 2021, respectively.
The estimated future amortization expense of intangible assets as of September 30, 2022 is as follows (in thousands):

Remaining period in 2022 (three months)	$662
Year ended December 31, 2023	2,135
Year ended December 31, 2024	1,898
Year ended December 31, 2025	1,565
Year ended December 31, 2026	1,318
Thereafter	3,019
$10,597

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$4,313	$6,419
Prepaid marketing	2,295	3,272
Prepaid software	3,776	2,088
Other prepaid expenses and other current assets	817	1,828
	$11,201	$13,607

The Company capitalizes implementation costs incurred in cloud computing arrangements that are service contracts if they meet certain requirements. Those requirements are similar to the requirements for capitalizing implementation costs incurred to develop internal-use software. Amortization is computed using the straight-line method over the term of the associated hosting arrangement. These implementation costs are classified on the balance sheet in prepaid and other current assets, and the related cash flows are presented as cash outflows from operations. Impairment is recognized and measured when it is no longer probable that the computer software project will be completed and placed in service.
The Company recognized an impairment charge of $0.8 million during the three and nine months ended September 30, 2022, related to certain capitalized implementation costs for a cloud computing arrangement that was abandoned.

9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$7,405	$4,298
Accrued employee expenses	9,756	10,088
Other accrued liabilities	7,064	8,769
	$24,225	$23,155

As of September 30, 2022 and December 31, 2021, other accrued liabilities included short-term insurance premium financing of $3.0 million and $4.2 million, respectively.
10.     Warrant Liability
At September 30, 2022, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in non-cash gains of $6.6 million and $45.8 million for the three months ended September 30, 2022 and 2021, respectively, and non-cash gains of $20.6 million and $83.6 million for the nine months ended September 30, 2022 and 2021, respectively
11.     Equity

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

Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of September 30, 2022, the noncontrolling interests owned 39.9% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests.
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
A summary of the Class P Unit activity for the nine months ended September 30, 2022 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2021	25,660,529
Cancellations	(48,807)
Exchanged for Class A Common Stock	(10,191,901)
Outstanding, Class P Units, September 30, 2022	15,419,821
Vested, September 30, 2022	14,534,582
As of September 30, 2022, unrecognized stock-based compensation expense for non-vested Class P Units was $2.2 million, which is expected to be recognized over a weighted-average period of 1.6 years. For the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense for the Class P Units of $0.6 million and $0.7 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense for the Class P Units of $1.8 million and $20.1 million, respectively. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to the Company’s Class P equity awards issued to employees and consultants were removed and as a result, the Company recognized the life-to-date expense on units vested through the Business Combination date on those equity awards during the 2021 period. The stock-based compensation in the nine months ended September 30, 2021 also included a one-time incremental expense of $4.1 million related to an award modification as a result of an advisory agreement entered into with a former executive.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of September 30, 2022, 25,768,971 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of September 30, 2022, 12,127,760 shares of Class A Common Stock are available for future issuance.
A summary of the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2022 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2021	5,829,881	$10.91
Granted	6,639,434	$5.50
Vested	(1,775,332)	$9.44
Forfeited	(1,834,430)	$9.22
Non-vested at September 30, 2022	8,859,553	$8.08
As of September 30, 2022, unrecognized stock-based compensation expense for non-vested RSUs was $63.0 million, which is expected to be recognized over a weighted-average period of 2.8 years. For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense for the RSUs of $5.3 million and $15.8 million, respectively.
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
A summary of the PRSU activity for the nine months ended September 30, 2022 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2021	2,437,500	$6.40
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at September 30, 2022	2,437,500	$6.40

During the second quarter of 2022, management determined that the achievement of the minimum thresholds of the performance criteria of its PRSUs is not probable. As a result, the Company recorded an adjustment to reverse all stock compensation expense previously recorded for these awards. For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation credits for the PRSUs of $4.2 million and $0.4 million, respectively. As of September 30, 2022, the unrecognized compensation expense related to these PRUs was $15.6 million, which will be amortized over the remaining requisite service period if and when the Company determines that vesting is probable.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded stock-based compensation cost (credit) related to the Class P Units, RSUs and PRSUs in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing	$956	$689	$4,839	$4,515
Product development	1,065	1,865	3,993	3,859
General and administrative	(382)	1,638	8,418	15,251
Total stock-based compensation expense	1,639	4,192	17,250	23,625
Amount capitalized to software development	337	695	1,266	695
Total stock-based compensation cost	$1,976	$4,887	$18,516	$24,320
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The computation of income (loss) per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(10,464)	$49,205	$(21,849)	$73,773
Less: net income attributable to WMH prior to the Business Combination	—	—	—	15,078
Less: net (loss) income attributable to noncontrolling interests after the Business Combination	(5,300)	28,370	(14,484)	33,597
Net (loss) income attributable to WM Technology, Inc. Class A Common Stock - basic	(5,164)	20,835	(7,365)	25,098
Effect of dilutive securities:
Less: fair value change of Public and Private Placement Warrants, net of amounts attributable to noncontrolling interests	—	19,618	—	35,679
Net (loss) income attributable to WM Technology, Inc. Class A Common Stock - diluted	$(5,164)	$1,217	$(7,365)	$(10,581)
Denominator:
Weighted average of shares of Class A Common Stock outstanding - basic	89,552,914	64,216,732	82,872,137	64,149,699
Weighted average effect of dilutive securities:
Public warrants[1]	—	2,558,783	—	3,718,232
Private warrants[1]	—	1,432,918	—	2,082,210
Restricted stock units[1]	—	95,939	—	—
Weighted average of shares of Class A Common Stock outstanding - diluted	89,552,914	68,304,372	82,872,137	69,950,141

Net (loss) income per share of Class A Common Stock - basic	$(0.06)	$0.32	$(0.09)	$0.39
Net (loss) income per share of Class A Common Stock - diluted	$(0.06)	$0.02	$(0.09)	$(0.15)
____________________________________
¹Calculated using the treasury stock method.
Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Class A Units	56,066,624	65,502,347		56,066,624	65,502,347
Class P Units	15,419,821	25,679,122		15,419,821	25,679,121
RSUs	8,859,553	—	—	8,859,553	3,858,945
PRSUs	2,437,500	—		2,437,500	—
Public Warrants	12,499,973	—		12,499,973	—
Private Placement Warrants	7,000,000	—		7,000,000	—
Acquisition holdback shares	677,847	—		677,847	—

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate to a member of the board of directors. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of September 30, 2022, the security deposit for the sublease of approximately $0.1 million is included in other long-term liabilities on the accompanying condensed balance sheets. For the three and nine months ended September 30, 2022, income on the sublease was approximately $0.2 million and this amount is netted with rent expense and included in general and administrative expenses on the accompanying condensed statements of operations.

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
Founded in 2008, WM Technology, Inc. operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to retailers and brands in the United States state-legal and Canadian cannabis markets. Our comprehensive business-to-consumer (“B2C”) and business-to-business (“B2B”) suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
Our business primarily consists of our commerce-driven marketplace, Weedmaps, and its fully integrated suite of end-to-end SaaS solutions software offering, Weedmaps for Business. The Weedmaps marketplace provides cannabis consumers with information regarding cannabis retailers and brands. In addition, the Weedmaps marketplace aggregates data from a variety of sources including retailer point-of-sale solutions to provide consumers with the ability to browse by strain, pricing, cannibinoids and other information regarding locally available cannabis products, through our website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers. The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. We believe the size, loyalty and engagement of our user base and the frequency of consumption of cannabis of that user base is highly valuable to our clients and results in clients paying for our services.
Weedmaps for Business, our SaaS offering, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands. These solutions support cannabis businesses at every stage in the consumer funnel, enabling them to:
•Strategically reach prospective cannabis consumers;
•Manage pick-up, delivery and inventory in compliance with local regulations;
•Help improve the customer experience by creating online browsing and ordering offerings functionality on a brand, retailer or delivery operator’s website and by extending that functionality in-store with kiosks;
•Foster customer loyalty and re-engage with segments of consumers;
•Leverage the Weedmaps for Business products in conjunction with any other preferred software solutions via integrations and application programming interfaces (“APIs”); and
•Make informed marketing and merchandising decisions using performance analytics and consumer and brand insights to promote products to specific consumer groups.

We charge a monthly fee to retailer and brand clients for access to our WM Pages subscription package which includes:
•WM Listings: A listing page for a retailer, delivery service or brand on the Weedmaps marketplace, enabling our clients to be discovered by the marketplace’s consumers;
•WM Orders: Software for retailers to receive pick-up and delivery orders directly from a WM listing and have the orders be connected directly with a client’s point-of-sale (“PoS”) system (for certain PoS systems). The marketplace also enables brands to route customer purchase interest to a retailer that carries the brand’s product;
•WM Store: Customizable menus for brands, retailers and delivery operators to embed on their website that facilitate customer pick-up or delivery orders and reach to more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website;
•WM Connectors: Centralized integration tool that allows for easier menu management, automatic inventory updates and streamlined order fulfillment workflows to enable clients to save time and integrate disparate software systems; and
•WM Insights: An insights and analytics platform for clients leveraging data across the Weedmaps marketplace and software solutions.
We also offer other add-on products for additional fees, including:
•Featured Listings: Premium Placement ad solutions on high visibility locations on the Weedmaps marketplace to maximize clients’ listing and deal presence;
•WM Deals: Discount and promotion pricing tools that let clients strategically reach prospective price-conscious cannabis customers with deals or discounts to drive conversion;
•WM Ads: Ad solutions on the Weedmaps marketplace designed for clients to amplify their businesses and reach more highly engaged cannabis consumers throughout their buying journey;
•WM AdSuite: Omni-channel (on and off platform) marketing solution with access to the Weedmaps marketplace and off marketplace outlets including certain publishers, out-of-home units in addition to other media solutions;
•WM CRM: Customer relationship management software allowing clients to reach new consumers, build loyalty, and grow revenue with our compliant app, text and marketing tools;
•WM Dispatch: Compliant, automated, and optimized last-mile delivery software that helps clients manage their delivery fleets and logistics. This product streamlines the delivery experience from in-store to front-door; and
•WM Screens: In-store digital menu signage and kiosk solution and media management tool enabling clients to enhance the in-store experience, impact omnichannel retail and centralize operations with revenue-driving and customizable digital signage
We sell our Weedmaps for Business suite in the United States and currently offer some of our Weedmaps for Business solutions in Canada and have a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada, and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or applicable national law. We are headquartered in Irvine, California.
Our mission is to power a transparent and inclusive global cannabis economy. Our technology addresses the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis users in a legally compliant fashion. Over the past 14 years, the Weedmaps marketplace has become a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Weedmaps for Business is a set of eCommerce-enablement tools designed to help retailers and brands get the best out of the Weedmaps’ consumer experience, create labor efficiencies, and manage compliance needs.
We hold a strong belief in the importance of enabling safe, legal access to cannabis for consumers worldwide. We believe we offer the only comprehensive software platform that allows cannabis retailers to reach their target audience, quickly and cost effectively, addressing a wide range of needs. We are committed to building the software solutions that power cannabis businesses compliantly in the industry, to advocating for legalization, licensing and social equity of cannabis, and to facilitating further learning through partnership with subject matter experts on providing detailed, accurate information about cannabis.
We have grown the Weedmaps marketplace to become the premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,576 and 5,380 average monthly paying business clients during the three and nine months ended September 30, 2022, respectively, on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased over 9,200 listing pages as of September 30, 2022. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing, and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Our weedmaps.com site, our iOS Weedmaps mobile application and our Android Weedmaps mobile application also have educational content including news articles, information about cannabis strains, a number of “how-to” guides, policy white-papers and research to allow consumers to educate themselves on cannabis and its history, uses and legal status. While consumers can discover cannabis products, brands, and retailers on our site, we neither sell (or fulfill purchases of) cannabis products, nor do we process payments for cannabis transactions across our marketplace or SaaS solutions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except for revenue per paying client)
Revenues	$50,500	$50,884	$166,246	$138,969
Net (loss) income	$(10,464)	$49,205	$(21,849)	$73,773
EBITDA(1)	$(10,592)	$50,578	$(18,632)	$76,985
Adjusted EBITDA(1)	$(9,630)	$10,424	$(11,178)	$27,901
Average monthly revenue per paying client(2)	$3,019	$3,817	$3,433	$3,682
Average monthly paying clients(3)	5,576	4,444	5,380	4,194
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
Revenue
We offer Weedmaps for Business subscriptions, which include access to the Weedmaps marketplace and certain SaaS solutions. As add-ons for additional fees, we offer other products, including featured listings, placements, promoted deals, nearby listings, other display advertising, customer relationship management, digital menus, and delivery and logistics services. Our Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand, though we are testing a more dynamic, performance-based pricing model for these solutions across several markets. For clients that pay us in advance for listing and other services we record deferred revenue and recognize revenue over the applicable subscription term.
Net Income (Loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts
Our financial statements, including net income (loss), are prepared in accordance with GAAP. For more information regarding the components within our net income (loss), see “Components of Our Results of Operations” below.
Net (loss) income for the three months ended September 30, 2022 and 2021 was $(10.5) million and $49.2 million, respectively. The decrease in net income of $59.7 million in the three months ended September 30, 2022 was primarily due to a decrease in revenue of $0.4 million, an increase in operating expenses of $23.3 million, a decrease in other income of $39.0 million, which includes a decrease in change in fair value of warrant liability of $39.2 million, and a decrease in provision for income taxes of $3.0 million.
Net (loss) income for the nine months ended September 30, 2022 and 2021 was $(21.8) million and $73.8 million, respectively. The decrease in net income of $95.6 million in the nine months ended September 30, 2022 was primarily due to an increase in revenue of $27.3 million, offset by an increase in operating expenses of $70.9 million, a decrease in other income of $57.9 million, which includes a decrease in change in fair value of warrant liability of $63.0 million, and a decrease in provision for income taxes of $5.9 million. For more information regarding the components of our net (loss) income, see “Components of Our Results of Operations” below.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA, Adjusted EBITDA, and Adjusted EBITDA before Provision for Doubtful Accounts, all of which are non-GAAP financial measures that we calculate as net income (loss) before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, transaction related bonuses, transaction costs, legal settlements and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Adjusted EBITDA is further adjusted to exclude provision for doubtful accounts for the case of Adjusted EBITDA before Provision for Doubtful Accounts. Below we have provided a reconciliation of net (loss) income (the most directly comparable GAAP financial measure) to EBITDA; from EBITDA to Adjusted EBITDA; and from Adjusted EBITDA to Adjusted EBITDA before Provision for Doubtful Accounts
We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA before Provision for Doubtful Accounts because these metrics are a key measure used by our management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of investment capacity. Accordingly, we believe that EBITDA, Adjusted

EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.
EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts have limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts do not reflect changes in, or cash requirements for, our working capital needs; and
•EBITDA, Adjusted EBITDA, and Adjusted EBITDA before Provision for Doubtful Accounts do not reflect tax payments that may represent a reduction in cash available to us.
Because of these limitations, you should consider EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts alongside other financial performance measures, including net income (loss) and our other GAAP results.
A reconciliation of net income (loss) to non-GAAP EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net (loss) income	$(10,464)	$49,205	$(21,849)	$73,773
(Benefit from) provision for income taxes	(2,641)	393	(5,699)	242
Depreciation and amortization expenses	2,513	980	8,916	2,970
EBITDA	(10,592)	50,578	(18,632)	76,985
Stock-based compensation	1,639	4,192	17,250	23,625
Change in fair value of warrant liability	(6,590)	(45,837)	(20,605)	(83,628)
Transaction related bonuses	1,039	—	4,069	1,550
Legal settlements and other legal costs	2,148	—	3,212	—
Reduction in force	1,960	—	1,960	—
Impairment loss	766	—	1,317	2,372
Transaction costs	—	1,450	251	1,450
Warrant transaction costs	—	41	—	5,547
Adjusted EBITDA	$(9,630)	$10,424	$(11,178)	$27,901

Provision for doubtful accounts	10,176	2,355	14,867	3,015
Adjusted EBITDA before Provision for Doubtful Accounts	$546	$12,779	$3,689	$30,916

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average monthly revenue per paying client	$3,019	$3,817	$3,433	$3,682
Average Monthly Paying Clients
We define average monthly paying clients as the monthly average of clients billed each month over a particular period (and for which services were provided). Our paying clients include both individual cannabis businesses as well as retail sites or businesses within a larger organization that have independent relationships with us, many of whom are owned by holding companies where decision-making is decentralized such that purchasing decisions are made, and relationships with us are located, at a lower organizational level. In addition, any client may choose to purchase multiple listing solutions for each of their retail sites or businesses. Average monthly paying clients for the three months ended September 30, 2022 increased approximately 25% to 5,576 average monthly paying clients from 4,444 average monthly paying clients in the same period in 2021. Average monthly paying clients for the nine months ended September 30, 2022 increased approximately 28% to 5,380 average monthly paying clients from 4,194 average monthly paying clients in the same period in 2021. The increase in average monthly paying clients in the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was primarily due to new client acquisitions across existing and new states and new clients acquired through acquisitions. This growth was fully offset by a decline in our Revenue Per Paying Client. We expected these pressures given the continued liquidity challenges that clients are facing.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average monthly paying clients	5,576	4,444	5,380	4,194
Monthly Active Users
In addition to key financial and operational metrics listed above, we also previously reported Monthly Active Users (“MAUs”), which represented, in any given period, the total number of unique users who opened our Weedmaps mobile app or gained access to our Weedmaps.com website, including through paid advertising channels, during the final calendar month of the period. As discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Prior 10-Q”), we decided to reevaluate the value to investors of continuing to report MAUs as a key metric on a quarterly or annual basis. We believe that historically, our MAU correlated to the level of our marketing expenditure (which, as previously explained, utilized pop-under advertisements). We observed this as we downshifted our marketing spend, including to rely less on the use of pop-under advertisements, during the third quarter.
In the quarter ended September 30, 2022, our MAUs decreased to 11.2 million in the final month of the quarter ended September 30, 2022 from 17.4 million in the final month of quarter ended June 30, 2022. Our listing page visits, which is the number of visits to retailer and brand listing pages on the marketplace, remained relatively steady during the same period, decreasing slightly from 13.3 million in the final month of the quarter ended June 30, 2022 to 12.8 million during the final month of the quarter ended September 30, 2022. We believe this reflects, among other things, the value proposition the marketplace provides to repeat cannabis consumers.
We are evaluating alternative metrics to provide investors that will shed more clarity on down-funnel marketplace behavior than MAUs historically have, and we have determined not to report MAUs going forward..
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
Prices of certain commodity products, including gas prices, are historically volatile and subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs, the effects of the coronavirus (COVID-19) pandemic and Russia’s initiation of military action against Ukraine. Increasing prices in the component materials for the goods or services of our clients may impact their ability to maintain or increase their spend with us and their ability to pay their invoices on time. Rapid and significant changes in commodity prices, such as fuel, may negatively affect our revenue if our clients are unable to mitigate inflationary increases through various customer pricing actions and cost reduction initiatives. This could also negatively impact our net dollar retention and our collections on accounts receivable.
Regulation and Maturation of Cannabis Markets
We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult-use and the regulatory environment continues to develop. Thirty-eight U.S. states, the District of Columbia, Puerto Rico, and several U.S. territories have legalized some form of whole-plant cannabis cultivation, sales, and use for certain medical purposes. Nineteen of those states and the District of Columbia have also legalized cannabis use by adults for non-medical or adult-use purposes, and several other states are at various stages of similar legalization measures. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 14-year operating history to enter new markets.
We also have a significant opportunity to monetize transactions originating from users engaging with a retailer on the Weedmaps marketplace or tracked via one of our Weedmaps for Business solutions. Given U.S. federal prohibitions on plant-touching businesses and our current policy not to participate in the chain of commerce associated with the sale of cannabis products, we do not charge take-rates or payment fees for transactions originating from users who engage with a retailer on the Weedmaps platform or tracked via one of our Weedmaps for Business solutions. A change in U.S. federal regulations could result in our ability to engage in such monetization efforts without adverse consequences to our business.
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
Given our long operating history in the United States and the strength of our network, often businesses will initially list on our platform without targeted sales or marketing efforts by us. However, we plan to accelerate our investments in marketing to maintain and increase our brand awareness through both online and offline channels. We also plan to invest in expanding our business listings thereby enhancing our client and consumer experience, and improving the depth and quality of information provided on our platform. We also intend to continue to invest in several areas to continue enhancing the functionality of our Weedmaps for Business offering. We expect significant near-term investments to enhance our data assets and evolve our current listings and software offerings to our brand clients, among other areas. We anticipate undertaking such investments in order to be positioned to capitalize on the rapidly expanding cannabis market.
On January 14, 2022, we acquired Eyechronic LLC (“Eyechronic”) d/b/a Enlighten, a Delaware limited liability company and a provider of software, digital signage services and multi-media offerings to dispensaries and brands. We are continuing to integrate Eyechronic and our other acquisitions and will continue to invest in them appropriately to scale during this fiscal year 2022.
On September 3, 2021, we acquired certain assets of the Sprout business (“Sprout"), a leading, cloud-based customer relationship management (“CRM”) and marketing platform for the cannabis industry.
On September 29, 2021, we acquired all of the equity interests of Transport Logistics Holding Company, LLC (“TLH”), which is the parent company of Cannveya & CannCurrent. Cannveya is a logistics platform that enables the compliant delivery of cannabis and CannCurrent is a technology integrations and connectors platform facilitating custom integrations with third party technology providers.
As operating expenses and capital expenditures fluctuate over time, we may accordingly experience short-term, negative impacts to our operating results and cash flows.
Components of Our Results of Operations
Revenues
We offer Weedmaps for Business subscriptions, which include access to the Weedmaps marketplace and certain SaaS solutions. As add-ons for additional fees, we offer other products, including featured listings, placements, promoted deals, nearby listings, other display advertising, customer relationship management, digital menus, and delivery and logistics services. Our Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand, though we are testing a more dynamic, performance-based pricing model for these solutions across several markets. For clients that pay us in advance for listing and other services we record deferred revenue and recognize revenue over the applicable subscription term.
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
General and Administrative Expenses
General and administrative expenses consist primarily of payroll and related benefit costs for our employees involved in general corporate functions including our senior leadership team as well as costs associated with the use by these functions of software and facilities and equipment, such as rent, insurance, and other occupancy expenses. General and administrative expenses also include provision for doubtful accounts and professional and outside services related to legal and other consulting services.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenues	$50,500	$50,884	$166,246	$138,969

Operating expenses:
Cost of revenues	4,272	2,035	11,870	5,800
Sales and marketing	17,882	12,806	61,887	37,194
Product development	11,988	7,782	38,341	25,921
General and administrative	33,490	23,220	92,155	70,356
Depreciation and amortization	2,513	980	8,916	2,970
Total operating expenses	70,145	46,823	213,169	142,241
Operating (loss) income	(19,645)	4,061	(46,923)	(3,272)
Other income (expenses)
Change in fair value of warrant liability	6,590	45,837	20,605	83,628
Other expense, net	(50)	(300)	(1,230)	(6,341)
(Loss) income before income taxes	(13,105)	49,598	(27,548)	74,015
(Benefit from) provision for income taxes	(2,641)	393	(5,699)	242
Net (loss) income	(10,464)	49,205	(21,849)	73,773
Net (loss) income attributable to noncontrolling interests	(5,300)	28,370	(14,484)	48,675
Net (loss) income attributable to WM Technology, Inc.	$(5,164)	$20,835	$(7,365)	$25,098

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	100%	100%	100%	100%

Operating expenses:
Cost of revenues	8%	4%	7%	4%
Sales and marketing	35%	25%	37%	27%
Product development	24%	15%	23%	19%
General and administrative	66%	46%	55%	51%
Depreciation and amortization	5%	2%	5%	2%
Total operating expenses	139%	92%	128%	102%
Operating (loss) income	(39)%	8%	(28)%	(2)%
Other income (expenses)
Change in fair value of warrant liability	13%	90%	12%	60%
Other expense, net	0%	(1)%	(1)%	(5)%
(Loss) income before income taxes	(26)%	97%	(17)%	53%
(Benefit from) provision for income taxes	(5)%	1%	(3)%	0%
Net (loss) income	(21)%	97%	(13)%	53%
Net (loss) income attributable to noncontrolling interests	(10)%	56%	(9)%	35%
Net (loss) income attributable to WM Technology, Inc.	(10)%	41%	(4)%	18%
Comparison of Three Months Ended September 30, 2022 and 2021
Revenues

	Three Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Revenues	$50,500	$50,884	$(384)	(1)
Total revenues remained consistent for the three months ended September 30, 2022 compared to the same period in 2021. Compared to the prior year period, revenue increased $1.3 million from our Weedmaps for Business and other SaaS subscriptions, offset by a decrease in revenue from featured and deal listings of $1.7 million. For the three months ended September 30, 2022, featured and deal listings, Weedmaps for Business and other SaaS subscriptions and other ad solutions represented approximately 69%, 24% and 7% of our total revenues, respectively.
Cost of Revenues

	Three Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Cost of revenues	$4,272	$2,035	$2,237	110
Gross margin	92%	96%
Cost of revenues was $4.3 million for the three months ended September 30, 2022 compared to $2.0 million for the same period in 2021. The increase was primarily related to an increase of $1.5 million for cost of revenue associated with WM CRM and WM AdSuite and an increase of $0.7 million of server costs.

Sales and Marketing Expenses

	Three Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$17,882	$12,806	$5,076	40
Percentage of revenue	35%	25%
Sales and marketing expenses increased by $5.1 million, or 40%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase in personnel-related costs of $6.2 million, an increase in outside services of $0.5 million and an increase in travel and entertainment of $0.3 million, offset by a decrease in website advertising expense of $2.0 million. The increase in personnel-related costs was primarily due to increased headcount and it includes an increase in salaries and wages of $4.4 million, an increase in bonus expense of $1.1 million, an increase in payroll taxes of $0.4 million and an increase in stock-based compensation expense of $0.3 million. Bonus expense for the three months ended September 30, 2022 includes $0.8 million of expense related to future bonus payouts in connection with prior acquisitions.
Product Development Expenses

	Three Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Product development expenses	$11,988	$7,782	$4,206	54
Percentage of revenue	24%	15%
Product development expenses increased by $4.2 million, or 54%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily due to increases in personnel-related expense of $4.0 million and outside services expense of $0.3 million. The increase in personnel-related costs was primarily due to increased headcount and it includes increases in salaries and wages of $4.0 million and bonus expense of $0.8 million, which includes a $0.2 million expense related to future bonus payouts in connection with prior acquisitions, offset by a decrease in stock-based compensation expense of $0.8 million due to the additional stock-based compensation expense recognized in the 2021 period as a result of the Business Combination.
General and Administrative Expenses

	Three Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
General and administrative expenses	$33,490	$23,220	$10,270	44
Percentage of revenue	66%	46%
General and administrative expenses increased by $10.3 million, or 44%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily due to an increase in provision for doubtful accounts of $7.8 million, an increase in personnel-related costs of $2.2 million, an increase in professional fees of $1.4 million, an increase in software expense of $0.8 million, and an increase in impairment loss of $0.8 million, offset by decreases in insurance costs of $1.8 million, rent expense of $0.6 million and outside services of $0.5 million. The increase in provision for doubtful accounts included a higher reserve for at-risk customers that indicated financial difficulties and the impact from macroeconomic factors. The increase in personnel-related costs includes an increase in severance costs of $2.0 million, due to the reduction in force in the 2022 period, an increase in salaries and wages of $1.3 million, an increase in employee benefits of $0.8 million and an increase in bonus expense of $0.2 million, which includes a $0.1 million expense in the 2022 period related to future bonus payouts in connection with prior acquisitions, offset by a decrease in stock-based compensation expense of $2.0 million. Stock-based compensation expense decreased primarily due to an adjustment to reverse all expense previously recognized related to the performance-based restricted stock units in the third quarter of 2022 when we determined that attainment on these awards was not probable. The increase in professional fees of $1.4 million includes a $2.1 million expense related to certain legal settlements and other legal costs incurred in the 2022 period and an increase in other professional fees of $0.8 million, offset by a decrease in transaction costs of $1.5 million, which was incurred in the 2021 period related to the Business Combination.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$2,513	$980	$1,533	156
Percentage of revenue	5%	2%
Depreciation and amortization expenses increased $1.5 million, or 156%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increases in capitalized software amortization of $1.2 million and intangible asset amortization of $0.4 million.
Other Income, net

	Three Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$6,590	$45,837	(39,247)	(86)
Other expense, net	(50)	(300)	250	(83)
Other income, net	$6,540	$45,537	(38,997)	(86)
Percentage of revenue	13%	89%

Other income, net decreased by $39.0 million for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in other income, net was primarily due to comparatively unfavorable changes in fair value of warrant liability of $39.2 million.
Comparison of Nine Months Ended September 30, 2022 and 2021
Revenues

	Nine Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Revenues	$166,246	$138,969	$27,277	20
Total revenues increased by $27.3 million, or 20%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was driven by a 28% increase in average monthly paying clients. Our growth in average monthly paying clients primarily reflects growth in our featured and deal listings of $17.1 million, Weedmaps for Business and other SaaS subscriptions of $7.8 million and other ad solutions of $2.4 million. For the nine months ended September 30, 2022, featured and deal listings, Weedmaps for Business and other SaaS subscriptions, and other ad solutions represented approximately 70%, 23% and 7% of our total revenues, respectively.
Cost of Revenues

	Nine Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Cost of revenues	$11,870	$5,800	$6,070	105
Gross margin	93%	96%

Cost of revenues increased by $6.1 million, or 105%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily related to an increase of $4.7 million for cost of revenue associated with WM CRM and WM AdSuite and an increase of $1.3 million of server costs.
Sales and Marketing Expenses

	Nine Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$61,887	$37,194	$24,693	66
Percentage of revenue	37%	27%
Sales and marketing expenses increased by $24.7 million, or 66%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase in personnel-related costs of $20.1 million, an increase in outside services costs of $3.1 million, an increase in branding and advertising expense of $1.5 million and an increase in travel and entertainment of $0.9 million. The increases were partially offset by decreases in website advertising expense of $0.7 million and events expense of $0.5 million. The increase in personnel-related costs was primarily due to increased headcount, including increases in salaries and wages of $13.0 million, bonus expense of $5.3 million, payroll taxes of $1.2 million and stock-based compensation of $0.3 million. The increase in bonus expense of $5.3 million includes a $2.8 million expense incurred in the 2022 period related to future bonus payouts in connection with prior acquisitions.
Product Development Expenses

	Nine Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Product development expenses	$38,341	$25,921	$12,420	48
Percentage of revenue	23%	19%
Product development expenses increased by $12.4 million, or 48%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase in personnel-related expense of $10.6 million, an increase in outside services expense of $1.6 million and an increase in travel and entertainment of $0.3 million. The increase in personnel-related costs was primarily due to increased headcount and it includes an increase in salaries and wages expense of $12.7 million, an increase in bonus expense of $3.4 million, which includes a $0.8 million expense incurred in the 2022 period related to future bonus payouts in connection with prior acquisitions, and an increase in payroll tax expense of $0.6 million, offset by an increase in capitalized software development costs of $6.3 million. Bonus expense for the nine months ended September 30, 2022 includes $0.8 million of expense related to future bonus payouts in connection with prior acquisitions.
General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
General and administrative expenses	$92,155	$70,356	$21,799	31
Percentage of revenue	55%	51%
General and administrative expenses increased by $21.8 million, or 31%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily due to an increase in provision for doubtful accounts of $11.9 million, an increase in professional services of $4.8 million, an increase in salaries and wages of $4.0 million, an increase in insurance costs of $3.5 million as a result of additional insurance coverage as a public company, an increase in software expense of $3.3 million, an increase in employee benefits expense of $1.7 million, an increase in facilities expense of $1.6 million, an increase in severance expense of $1.0 million, which includes a $2.0 million expense related to the reduction in force in the 2022 period offset by $1.0 million decrease related to other severance expense incurred in the 2021 period, and an increase in travel expense of $0.4 million. The increase in provision for doubtful accounts included a higher reserve for at-risk customers that indicated financial difficulties and the impact from macroeconomic factors. These increases were partially offset by a decrease in stock-based compensation expense of $6.9 million, a decrease in rent expense of $1.8 million, a decrease in impairment loss of $1.1 million, and a decrease in bonus expense of $0.4 million, which includes a decrease in $1.2 million of transaction related bonuses, resulting from a $0.4 million transaction related bonus expense recognized in the 2022 period related to future bonus payouts in connection with prior acquisitions as compared to a $1.6 million transaction related bonus expense recognized in the 2021 period related to the Business Combination. Stock-based compensation expense decreased primarily due to an adjustment to reverse all expense previously recognized related to the performance-based restricted stock units in the third quarter of 2022 when we determined that attainment on these awards was not probable. The increase in professional fees of $4.8 million includes a $3.2 million expense related to certain legal settlements and other legal costs incurred in the 2022 period, increase in other professional fees of $2.8 million, offset by a decrease in transaction costs of $1.2 million, which resulted from transaction costs of $0.5 million incurred in the 2022 period as compared to transactions costs of $1.6 million in 2021.
Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$8,916	$2,970	$5,946	200
Percentage of revenue	5%	2%
Depreciation and amortization expenses increased $5.9 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase in capitalized software amortization of $3.9 million, an increase in intangible asset amortization of $1.3 million and an increase in fixed asset depreciation of $0.7 million. Capitalized software amortization included accelerated depreciation of $1.1 million related to discontinued product features of WM Retail in the first quarter of 2022.
Other Income , net

	Nine Months Ended September 30,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$20,605	$83,628	(63,023)	(75)
Other expense, net	(1,230)	(6,341)	5,111	(81)
Other income, net	$19,375	$77,287	(57,912)	(75)
Percentage of revenue	12%	56%
Other income, net decreased by $57.9 million for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in other income, net was primarily due to comparatively unfavorable changes in fair value of warrant liability of $63.0 million, which was partially offset by a decrease in other expense, net of $5.1 million, primarily attributable to transaction costs of $5.5 million recognized in the 2021 period related to the Business Combination.
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

Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Cash	$34,170	$67,777
Accounts receivable, net	16,642	17,550
Working capital	24,937	61,134
As of September 30, 2022, we had cash of $34.2 million. During the second quarter of 2021, we completed the Business Combination, resulting in proceeds of approximately $80.0 million. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our near-term capital expenditures from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(10,466)	$28,880
Net cash used in investing activities	$(14,848)	$(23,246)
Net cash (used in) provided by financing activities	$(8,293)	$52,382
Net Cash (Used In) Provided by Operating Activities
Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, impairment charges, stock-based compensation, provision for doubtful accounts, deferred taxes and the effect of changes in working capital.
Net cash used in operating activities for the nine months ended September 30, 2022 was $10.5 million, which resulted from a net loss of $21.8 million, together with net cash outflows of $4.7 million from changes in operating assets and liabilities, and non-cash items of $16.0 million, consisting of depreciation and amortization of $8.9 million, fair value of warrant liability of $20.6 million, stock-based compensation of $17.3 million, deferred income taxes of $5.7 million, provision for doubtful accounts of $14.9 million and impairment loss of $1.3 million. Net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivable of $13.1 million and a decrease in deferred revenue of $1.5 million, partially offset by a decrease in prepaid expenses and other current assets of $5.2 million and an increase in accounts payable and accrued expenses of $5.0 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the nine months ended September 30, 2021 was $28.9 million, which resulted from net income of approximately $73.8 million, together with net cash inflows of approximately $6.8 million from changes in operating assets and liabilities, and non-cash items of $51.6 million, consisting of depreciation and amortization of

$3.0 million, fair value of warrant liability of $83.6 million, stock-based compensation of $23.6 million, impairment loss of $2.4 million and provision for doubtful accounts of $3.0 million. The net cash inflows from changes in operating assets and liabilities were primarily due to a decrease in prepaid expenses and other current assets of $7.2 million, an increase in accounts payable and accrued expenses of $3.3 million and an increase in deferred revenue of $2.5 million. These changes were partially offset by an increase in accounts receivables of $6.4 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2022 was $14.8 million, which resulted from $13.1 million cash paid for purchases of property and equipment, including certain capitalized software development costs, $0.7 million net cash paid for an acquisition and $1.0 million cash paid for an acquisition holdback release.
Cash used in investing activities for the nine months ended September 30, 2021 was $23.2 million, which resulted from cash paid for acquisitions of $16.0 million, purchases of property and equipment of $4.2 million and cash paid for other investments of $3.0 million.
Net Cash (Used in) Provided by Financing Activities
Cash outflows from financing activities for the nine months ended September 30, 2022 was $8.3 million, which primarily consists of repayments of insurance premium financing of $5.8 million and distributions of $2.4 million to the Unit holders other than the Company.
Net cash provided by financing activities for the nine months ended September 30, 2021 was $52.4 million, which primarily resulted from proceeds from the Business Combination of approximately $80.0 million, distributions of $18.1 million, repurchase of Class B Units of $5.6 million and repayments of insurance premium financing of $3.7 million.
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
We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, capitalized software development costs, provision for doubtful accounts, goodwill and intangible assets and fair value measurements to have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 to our condensed consolidated financial statements included herein.
Revenue Recognition
Our revenues are derived primarily from monthly subscriptions and additional offerings for access to the Weedmaps marketplace and SaaS solutions. We recognize revenue when the fundamental criteria for revenue recognition are met. We recognize revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We exclude sales taxes and other similar taxes from the measurement of the transaction price. The determination of the performance obligations and the timing of satisfaction of such obligations either over time or at a point-in-time requires us to make significant judgement and estimates.
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
WM Technology, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of WMH LLC following the Business Combination. Any taxable income or loss generated by WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc., on a pro rata basis. We are also subject to taxes in foreign jurisdictions. Tax laws and regulations are complex and periodically changing and the determination of our provision for income taxes, including our taxable income, deferred tax assets and tax receivable agreement liability, requires us to make significant judgment, assumptions and estimates. In connection with the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”) with continuing members that provides for a payment to the continuing members of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH Units. In connection with such potential future tax benefits resulting from the Business Combination, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. To date, no payments have been made with respect to the TRA. Our calculation of the TRA asset and liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. As of September 30, 2022, total net deferred tax assets and TRA liability were $186.3 million and $142.9 million, respectively.
Stock-based Compensation
We measure fair value of employee stock-based compensation awards on the date of grant and allocate the related expense over the requisite service period. The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) is equal to the market price of our Class A common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. When awards include a performance condition that impacts the vesting of the award, we record compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. Forfeitures of stock-based awards are recognized as they occur. For the three and nine months ended September 30, 2022, we recognized stock-based compensation expense of $1.6 million and $17.3 million, respectively, and for the three and nine months ended September 30, 2021, we recognized stock-based compensation expense of $4.2 million and $23.6 million, respectively. See Note 12 to our condensed consolidated financial statements included herein.
Capitalized Software Development Costs
We capitalize certain costs related to the development and enhancement of the Weedmaps marketplace and SaaS solutions. In accordance with authoritative guidance, we began to capitalize these costs when preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The accounting for website and internal-use software costs requires us to make significant judgement, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the three months ended September 30, 2022 and 2021, we capitalized software development costs of $3.6 million and $3.7 million, respectively. For the nine months ended September 30, 2022 and 2021, we capitalized software development costs of $12.2 million and $3.7 million, respectively.
Accounts Receivable
We measure credit losses on our trade accounts receivable using the current expected credit loss model under ASC 326 Financial Instruments – Credit Losses, which is based on the expected losses rather than incurred losses. Under the credit loss model, lifetime expected credit losses are measured and recognized at each reporting date based on historical, current and forecast information.
We calculate the expected credit losses on a pool basis for those trade receivables that have similar risk characteristics. For those trade receivables that do not share similar risk characteristics, the allowance for doubtful accounts is calculated on an individual basis. Risk characteristics relevant to our accounts receivable include balance of customer account and aging status. We recorded an allowance for doubtful accounts of $13.9 million and $5.2 million as of September 30, 2022 and December 31, 2021, respectively. See Note 2 to our condensed consolidated financial statements included herein.
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
Fair Value Measurements
In connection with the Business Combination, we assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants. As of September 30, 2022, 12,499,973 of the Public Warrants and all of the Private Placement Warrants remained outstanding . The warrants are measured at fair value under ASC 820 - Fair Value Measurements. The fair value of the Public Warrants is classified as Level 1 financial instruments and is based on the publicly listed trading price of our Public Warrants. The fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact our results of operations in future periods. As of September 30, 2022 and December 31, 2021, warrant liability was $6.9 million and $27.5 million, respectively. See Note 4 to our condensed consolidated financial statements included herein.
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
Interest Rate Fluctuation Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2022, we did not have any cash equivalents.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”) and of our prior 10-Q. Except for the risk factor discussed below, we do not believe that there have been any material changes to the risk factors disclosed our 2021 Form 10-K and Prior 10-Q.
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We calculate and track performance metrics with internal tools, which are not independently verified by any third-party. While we believe our metrics are reasonable estimates of our user or client base for the applicable period of measurement, the methodologies used to measure these metrics and how we define such metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, user accounts are based on email addresses, and a user could use multiple email addresses to establish multiple accounts, and clients in many instances will have multiple accounts. Additionally, a user could also use technology (such as incognito browsing, blocking or deleting cookies and IP addresses or other similar methods) that may decrease our ability to obtain useful information with respect to the number of and behavior of users, and as a result, we may include users who are not actively engaging with our platform in the manner in which we assume, and/or we may count as unique users multiple visits by the same underlying user. As a result, the data we report may not be accurate, and we believe unique user statistics could include a significant number of repeat underlying users. Our internal tools and processes we use to identify multiple accounts or fraudulent accounts have a number of limitations, and our methodologies for tracking performance metrics may change over time, which could result in unexpected changes to our metrics, including historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments and we generally do not intend to update previously disclosed metrics for any such changes. Though we regularly review our processes for calculating metrics and may adjust our processes for calculating metrics to improve their accuracy, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer term strategies. For example, we determined to discontinue reporting MAUs as a key operational metric as a result of our reevaluation of the value of this metric to investors in light of its significant quarterly fluctuations that we do not believe necessarily reflect the underlying and most important trends in our business. If our performance metrics are not accurate representations of our business, user or client base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, user or client base or traffic levels, we may not be able to effectively implement our business strategy, our reputation may be harmed, and our operating and financial results could be adversely affected.
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
If we do not successfully manage the transition associated with the resignation of our chief executive officer and the appointment of a new chief executive officer, it could have an adverse impact on our business.

On November 7, we announced that Doug Francis, co-founder and Executive Chair, will be taking a more active role in leading WM Technology. Mr. Francis succeeds Chris Beals, who has decided to step down from his role as our chief executive officer and a member of our board of directors. We have begun an executive search for a new chief executive officer. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a new chief executive officer may cause disruption to our business. In addition, if we are unable to attract and retain a qualified candidate to become our chief executive officer in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted. This may also make it more difficult for us to retain and hire key management and other team members
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

WM TECHNOLOGY, INC.

Date:	November 7, 2022	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Executive Chair
(Principal Executive Officer)

Date:	November 7, 2022	By:	/s/ Arden Lee
			Name:	Arden Lee
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)