Form 10-K
period 2022-12-31
WM TECHNOLOGY, INC.
filed 2023-03-16
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $258,781,507 based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of March 10, 2023, there were 92,573,466 shares of the registrant’s Class A common stock outstanding and 55,486,361 shares of Class V common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

WM TECHNOLOGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•the impact of the material weakness in our internal controls and our ability to remediate this material weakness on the timing we anticipate, or at all;
•the outcome of any known and unknown litigation and regulatory proceedings;
•changes in domestic and foreign business, market, financial, political and legal conditions;
•the effect of macroeconomic conditions, including but not limited to the COVID-19 pandemic, inflation, uncertain credit and global financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and geopolitical events, including the military conflict between Russia and Ukraine;
•future global, regional or local economic and market conditions affecting the cannabis industry;
•the development, effects and enforcement of and changes to laws and regulations, including with respect to the cannabis industry;
•our ability to successfully capitalize on new and existing cannabis markets, including our ability to successfully monetize our solutions in those markets;
•our ability to manage future growth;
•our ability to effectively anticipate and address changes in the end-user market in the cannabis industry;
•our ability to develop new products and solutions, bring them to market in a timely manner and make enhancements to our platform and our ability to maintain and grow our two-sided digital network, including our ability to acquire and retain paying clients;
•the effects of competition on our future business;
•our success in retaining or recruiting, or changes required in, officers, key employees or directors
•cyber-attacks and security vulnerabilities; and
•the possibility that we may be adversely affected by other economic, business or competitive factors.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

RISK FACTOR SUMMARY
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” in this Annual Report and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under the section titled “Risk Factors” as part of your evaluation of an investment in our securities:
•As our costs increase, we may not be able to generate sufficient revenue to achieve profitability in the future.
•If we fail to retain our existing clients and consumers or to acquire new clients and consumers in a cost-effective manner, our revenue may decrease and our business may be harmed.
•We may fail to offer the optimal pricing of our products and solutions.
•If we fail to expand effectively into new markets, our revenue and business will be adversely affected.
•Competition from the illicit cannabis market could impact our ability to succeed.
•Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.
•Federal law enforcement may deem our clients to be in violation of U.S. federal law, and, in particular the Controlled Substances Act (“CSA”). A change in U.S. federal policy on cannabis enforcement and strict enforcement of federal cannabis laws against our clients would undermine our business model and materially affect our business and operations.
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
•Our clients face challenges unique to the cannabis industry that can impact their financial health and long-term viability. If our clients struggle financially or do not remain viable, it can negatively impact our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables.
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
•We rely on search engine placement, syndicated content, paid digital advertising and social media marketing to attract a meaningful portion of our clients and consumers. If we are not able to generate traffic to our website through search engines and paid digital advertising, or increase the profile of our company brand through social media engagement, our ability to attract new clients may be impaired.
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
•We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
•Our ability to successfully drive engagement on our platform, as well as changes to our user engagement and advertising strategy and practices, pose risks to our business.
•Any security incident, including a distributed denial of service attack, ransomware attack, security breach or unauthorized data access could impair or incapacitate our information technology systems and delay or interrupt service to our clients and consumers, harm our reputation, or subject us to significant liability.
•Governmental regulation of the internet continues to develop, and unfavorable changes could substantially harm our business and operating results.
•The trading price of our Class A Common Stock and certain of our Public Warrants have been, and may continue to be, volatile, and the value of our Class A Common Stock and such Warrants may decline.

PART I
ITEM 1.    BUSINESS
Our Company
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the United States, U.S. territories and Canadian legalized cannabis markets. Our comprehensive business-to-consumer (“B2C”) and business-to-business (“B2B”) suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace provides cannabis consumers with information regarding cannabis retailers and brands. In addition, the Weedmaps marketplace aggregates data from a variety of sources including retailer point-of-sale solutions to provide consumers with the ability to browse by strain, price, cannabinoids and other information regarding locally available cannabis products, through our website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers (retailers complete orders and process payments outside of the Weedmaps marketplace as Weedmaps serves only as a portal, passing a consumer’s inquiry to the dispensary). The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. We believe the size, loyalty and engagement of our user base and the frequency of consumption of cannabis of our user base is highly valuable to our clients and results in clients paying for our services.
Weedmaps for Business, our SaaS offering, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands that streamline front and back-end operations and help manage compliance needs. These tools support cannabis businesses at every stage in the consumer funnel, enabling them to:
•Strategically reach prospective cannabis consumers;
•Manage pickup, delivery and inventory in compliance with local regulations;
•Help improve the customer experience by creating online browsing and ordering functionality on a brand or retailer (including delivery) operator’s website and by extending that functionality in-store with kiosks;
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
We offer this functionality through a packaged software solution that includes (based on availability within any given market and state-level regulations) (i) a listing page with product menu on weedmaps.com, our iOS Weedmaps mobile application and our Android Weedmaps mobile application, which allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law, (ii) the ability to receive reservations of products for pickup by consumers or delivery to consumers (either on weedmaps.com, on a white labeled WM Store website or third-party websites through our orders and menu embed product), (iii) a customizable menus for brands, retailers and delivery operators to embed on their website, (iv) access to our APIs, including real-time connectivity between Weedmaps for Business to a point-of-sale system (“POS”) to streamline workflows and promote compliance through accuracy and (v) analytics dashboards. We also offer add-on and a la carte products and services for additional fees, including advertising and customer relationship management (“CRM”) software, among other things (see below for a description of these services). Finally, we offer a growing set of offerings for brands to reach consumers and retailers as well as manage their brand catalog information.
The state-legal cannabis industry in the United States has grown consistently in recent years was estimated to be between approximately $25-$30 billion in 2022, according to Wall Street analyst estimates, and by some estimates is expected to be in excess of $70 billion by 2030, assuming a continued pace of new state legalization, with 68%1 of U.S. adults since 2020 in support of having legal access to cannabis. Currently, thirty-eight states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam and the Northern Mariana have legalized some form of cannabis use for certain medical purposes. Twenty-one of those states, the District of Columbia, Guam and Northern Mariana have legalized cannabis for adults for non-medical purposes
1 news.gallup.com - Marijuana Views Linked to Ideology, Religiosity, Age

as well (sometimes referred to as adult or recreational use). Nine additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely. Despite expectations of growth, the regulated cannabis market in the United States is still nascent and fragmented, with significant challenges facing both consumers seeking to understand cannabis and find the right products for them and businesses seeking to operate compliantly and to effectively reach and market to cannabis consumers. Cannabis users (as defined by adults who have consumed cannabis in the past year) within the United States represent less than 19% of the U.S. adult, ages 21 and above, population today2 (and less than 14% for those that consumed in the past month)2. On the client side, as of December 31, 2022, there were approximately 10,800 retail licenses across the United States with medical and/or adult-use regulations in place, which is an effective retail density of approximately one retail license per 22,470 residents across these markets in the aggregate, based on data available from individual governmental cannabis license databases and the U.S. Census Bureau estimates for both licenses and population.
In addition to these nascent consumer and business dynamics, cannabis itself is a highly complex, regulated and diverse, non-shelf stable consumer good that spans hundreds of strains and a growing set of form factors available for consumption, including flower, pre-rolls, vapes, edibles, tinctures and concentrates. Despite these complexities, consumers still expect the same product information, discovery and comparison options across multiple channels from cannabis businesses that they expect from other retailers or brands. These consumer expectations, coupled with the lack of normalized product information in the industry, in addition to the unique attributes of cannabis as a nascent and highly regulated consumer product, create significant challenges for retailers and brands who serve cannabis consumers. Retailers and brands must meet these consumer expectations and provide omni-channel engagement opportunities with the same (i) level of service, (ii) richness of product information, (iii) ability to compare prices, and (iv) ease of product and brand discovery that consumers would receive when researching other consumer product categories. Further, brands are limited in their ability to market and sell directly and need to find ways to communicate to consumers. At the same time, these businesses must comply with a rapidly evolving legal and regulatory landscape that differs by state and across cities and counties within each state, creating challenges in the ability to scale in a capital-efficient way.
Our Product and Solution Ecosystem

Our solutions are designed to address these challenges facing cannabis consumers and businesses. The Weedmaps marketplace allows cannabis users to search for and browse cannabis products from retailers and brands, and ultimately reserve products from certain local retailers, in a manner similar to other technology platforms with breadth and depth of product, brand and retailer selection. With the development of Weedmaps for Business, we offer an end-to-end platform for licensed cannabis
2 Numbers of users 21 and above are from the 2021 National Survey on Drug Use and Health, number of 21 and above adults in the United States are from a study conducted in 2019 by Statista.

retailers to comply with state law. We sell a monthly subscription offering to storefront, delivery and brand clients as well as upsell and add-on offerings to licensed clients. Our current subscription package includes:
•WM Listings: A listing page with product menu for a retailer or brand on the Weedmaps marketplace, enabling our clients to be discovered by the marketplace’s users. This also allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law;
•WM Orders: Software for retailers to receive pickup and delivery orders directly from a Weedmaps listing and connect orders directly with a client’s POS system (for certain POS systems). The marketplace also enables brands to route customer purchase interest to a retailer that carries the brand’s product. After a dispensary receives the order request from the consumer, the dispensary and the consumer can continue to communicate, adjust items in the request, and handle any stock issues, prior to and while the dispensary processes and fulfills the order;
•WM Store: Customizable orders and menu embed, which allows retailers and brands to import their Weedmaps listing menu or product reservation functionality to their own white-labeled WM Store website or separately owned website. WM Store facilitates customer pickup or delivery orders and enables retailers to reach more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website;
•WM Connectors: A centralized integration platform, including API tools, for easier menu management, automatic inventory updates and streamlined order fulfillment to enable clients to save time and more easily integrate into the WM Technology ecosystem and integrate with disparate software systems. This creates business efficiencies and improves the accuracy and timeliness of information across Weedmaps, creating a more positive experience for consumers and businesses; and
•WM Insights: An insights and analytics platform for clients leveraging data across the Weedmaps marketplace and software solutions. WM Insights provides data and analytics on user engagement and traffic trends to a client’s listing page. For Brand clients, WM Insights allows them to monitor their brand and product rankings, identify retailers not carrying products and keep track of top brands and products by category and state.
We also offer other add-on products for additional fees, including:
•WM Ads: Ad solutions on the Weedmaps marketplace designed for clients to amplify their businesses and reach more highly engaged cannabis consumers throughout their buying journey including:
◦Featured Listings: Premium placement ad solutions on high visibility locations on the Weedmaps marketplace (desktop and mobile) to amplify our clients’ businesses and maximize clients’ listings and deal presence
◦WM Deals: Discount and promotion pricing tools that let clients strategically reach prospective price-conscious cannabis customers with deals or discounts to drive conversion. In some jurisdictions, it is required by applicable law to showcase discounts)
◦Other WM Ads solutions: Includes banner ads and promotion tiles on our marketplace as well as banner ads that can be tied to keyword searches. These products provide clients with targeted ad solutions in highly visible slots across our digital surfaces
•WM AdSuite: Omni-channel (on and off platform) marketing solution with access to the Weedmaps marketplace and cannabis-friendly off marketplace outlets including certain publishers, out-of-home units in addition to other media solutions. These campaigns leverage proprietary first-party Weedmaps data to target verified cannabis consumers;
•WM CRM: Customer relationship management software allowing clients to reach new consumers, build loyalty, and grow revenue with our compliant app, text and marketing tools. The tools also allow for retargeting and re-engagement of cannabis consumers;
•WM Dispatch: Compliant, automated and optimized logistics and fulfillment last-mile delivery software (including driver apps) that helps clients manage their delivery fleets. This product streamlines the delivery experience from in-store to front-door; and
•WM Screens: In-store digital menu signage and kiosk solution and media management tool enabling clients to enhance the in-store experience, impact omnichannel retail and centralize operations with revenue-driving and customizable digital signage.
We charge a monthly fee to retailer, delivery and brand clients for access to our subscription package, which includes WM Listings, WM Orders, WM Store, WM Connectors and WM Insights. Depending on the market, the other add-on products are available for additional fees.

We sell our Weedmaps for Business suite in the United States, currently offer some of our Weedmaps for Business solutions in Canada and have a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of December 31, 2022, we actively operated in over 30 U.S. states and territories that have adult-use and/or medical-use regulations in place. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
Our mission is to power a transparent and inclusive global cannabis economy. Our technology addresses the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis users in a legally compliant fashion. Over the past 14 years, Weedmaps has become a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Weedmaps for Business is a set of eCommerce-enablement tools designed to help retailers and brands get the best out of the Weedmaps’ consumer experience, create labor efficiencies and manage compliance needs.
We hold a strong belief in the importance of enabling safe, legal access to cannabis for consumers worldwide. We believe we offer the only comprehensive software platform that allows cannabis retailers to reach their target audience, quickly and cost effectively, addressing a wide range of needs. We are committed to building the software solutions that power cannabis businesses compliantly in the industry, to advocating for legalization, licensing and social equity of cannabis and to facilitating further learning through partnership with subject matter experts to provide detailed, accurate information about cannabis.
As we continue to expand the presence and increase the number of consumers on the Weedmaps marketplace and broaden our offerings, we generate more value for our business clients. As we continue to expand the presence and increase the number of cannabis businesses listed on weedmaps.com, we become a more compelling marketplace for consumers. To capitalize on the growth opportunities of our two-sided marketplace and solutions, we plan to continue making investments in raising brand awareness, increasing penetration within existing markets and expanding to new markets, as well as continuing to develop and monetize new solutions to extend the functionality of our platform. These investments serve to deepen the consumer experience with our platform and continue to provide a high level of support to our business clients.
While the cannabis industry is still in the early innings of what could be decades of growth, we have established a leading position and a recognized brand given our 14-year operating history. Over the coming years, we plan to continue expanding our solutions and service offerings.
Challenges in Our End-Markets
Despite cannabis being a large and growing sector in the United States, we believe that cannabis is unlike many other consumer goods and retail categories for a number of reasons:
•Cannabis as a regulated industry is still in a nascent stage of development.
•Cannabis users (as defined as adults, ages 21 and above, who have consumed cannabis in the past year) are less than 19% of the U.S. adult, ages 21 and above, population today3 (and less than 14% for those that consumed in the past month)3 without a “typical” user profile4.
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
•The industry has experienced periods of price deflation, including over the past year, impacting the financial performance of businesses across the value chain.
•Limited access to capital (relative to other industries) and limitations under Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”) on deduction or credit for certain expenses of cannabis business can reduce the cash flow and liquidity of many industry participants.
3 Numbers of users 21 and above are from the 2021 National Survey on Drug Use and Health, number of 21 and above adults in the United States are from a study conducted in 2019 by Statista.
4 Per 2021 National Survey of Drug Use and Health and U.S. Census data

Our Competitive Strengths
Since our founding in 2008, we have grown to become a leading provider of technology solutions to the cannabis industry by leveraging our competitive strengths, including:
•Long History as a Technology Leader Serving the Cannabis Industry. Founded in 2008, we have a long history and established relationships with cannabis businesses and consumers across the United States. This has given us several competitive strengths, such as scale, attractive operating margins and local insights into emerging consumer and business trends across many markets. Our policy expertise allows us to anticipate and react quickly to changes in cannabis regulations and informs all aspects of our business, including our product ideation, development and go-to-market strategies.
•Largest Two-Sided Platform for Cannabis Businesses and Consumers. With $215.5 million in revenue and 5,457 average monthly paying clients for the year ended December 31, 2022, we believe we are the largest two sided platform for cannabis businesses and consumers in the United States. As we increase the number of users on our platform, we generate more engagements and can more easily persuade our business clients to consolidate their service providers by switching to our value-priced Weedmaps for Business bundled solution. As we continue to increase the number of businesses on our marketplace, we become a more compelling platform for users. As more businesses and users join the platform, we gain a richer trove of industry data to perform market research and assist in product development and improvement. The result is a self-reinforcing, mutually beneficial, two-sided network effect, which we believe is difficult to replicate.
•A Fully-Integrated Business-in-a-Box SaaS Solution Specific to the Cannabis Industry. We believe our Weedmaps for Business is the industry’s only comprehensive business-in-a-box solution and incorporates embedded compliance functionality so that our clients comply with state law through integrated software solutions ranging from live menus, logistics and fulfillment, CRM, POS integrations, inventory management and data and analytics. We believe we are the only platform servicing cannabis that combines both a scaled marketplace and software - most other technology providers offer software solutions without the marketplace or marketplace without software. We believe we offer the most comprehensive software platform that allows cannabis retailers to reach their target audience, quickly and cost effectively, addressing a wide range of needs. Our platform also features self-service administrative functionality that enables clients to manage their listings page, including adding images, adjusting their menus, editing product information and responding to reviews as well as analyzing traffic trends.
•Unique and Growing Data Asset. Given our established presence, scale and the breadth of product offerings that provide us with a high volume of retail-level information and user insights, we have a growing and unique first-party data asset. Currently, the cannabis industry has few reliable sources of fulsome datasets. Our data gives us insights on local market trends and the shape of the consumer journey from exploration and discovery to point of direct interaction with retailers across multiple retailers, brands and products. As our network of clients and consumers continues to grow, our data set will become deeper and richer, increasing its value and our potential monetization opportunities.
•Ability to Innovate Rapidly and Launch New Products Efficiently at Scale. We have an agile product innovation and deployment process. Our sales team frequently engages with our paid clients about the products they use, as well as their business objectives and performance. We constantly strive to generate product ideas through this deep engagement with our clients, as well as empirical research. During the initial development phases, we test a proposed offering with relevant areas of our business such as sales, policy, compliance, legal, marketing and technology, and use the resulting cross-functional input to develop a clear business rationale and explicit articulation of the goals, client problems that need to be solved, compliance features that need to be incorporated, and potential product-market fit prior to the investment of developer time and company resources. We leverage reusable microservices architecture and modular technology that can be redeployed across multiple new offerings for quicker development cycles. This streamlined approach yields smaller initiatives requiring less investment, enabling us to deliver cost-effective product innovation at a rapid pace.
•Capital-Efficient Business Model with Historical Track Record of Positive Cash Flows. We operate a cloud-based platform, and unlike other cannabis-related businesses, we require minimal physical footprint and are not directly exposed to fluctuations in product input costs. We do not require real estate or other significant capital outlays to enter new markets. Our offerings can be efficiently customized to new markets to facilitate expansion, which provides significant flexibility to scale and enter new markets with minimal investment. The capital-efficiency of our business model is evidenced by our historical robust margin profile and, prior to 2022, our track record of positive Adjusted EBITDA and cash flows (cash flows defined as operating cash flows less capital expenditures).
•Operationally-Focused Management Team with Deep Experience. Our executive leadership team has extensive and relevant professional experience spanning the technology, consumer, retail, legal and financial services industries, with a track record of operational execution and driving growth. Our Executive Chair and Principal Executive Officer, Douglas Francis is a co-founder of WM Technology and prior to 2019, had served as its Chief Executive Officer. We believe our deep knowledge of our end-markets and broad-based operational expertise spanning several industry sectors provides a key competitive advantage in executing against our growth strategy.
Our Growth Strategy
As a leading marketplace and software platform, our goal is not only to grow our market share but to grow the entire market by influencing policy promoting wider access to licensed cannabis, educating consumers on how to shop for cannabis and providing licensed operators with the tools they need to access users and grow their businesses. Given our share of cannabis businesses, we believe we are well-positioned to capitalize on underlying growth across our end-markets by executing against our strategy as follows:
•Grow Our Two-Sided Marketplace. Our goal is to be the center of commerce for consumers seeking cannabis. To support this goal, we intend to continue growing the number of consumers on our platform through original content that educates, entertains, facilitates discovery of new products, increases awareness of our platform and encourages repeat usage. As we grow our users and user engagements, we will continue to engage with our clients to demonstrate the value we believe they receive on our platform and can convince more businesses to increase adoption of our Weedmaps for Business services through our Weedmaps for Business subscription offering and additional add-ons.
•Expand Our Existing Markets and Enter New Markets. We have a significant opportunity to grow our client base both within existing markets that are continuing to grow and new markets as they become open to regulated cannabis. We are increasingly becoming a more nationally-recognized brand, and we are monetizing our platform in over 30 U.S. states and territories, as of December 31, 2022. Based on our internal research, we believe the minimum level of acceptable retail density to have a healthy and functioning licensed market is a minimum of one licensed retailer per 10,000 residents. Many of the U.S. states where we operate today are still under-penetrated with low levels of licensed retail density.
•
We believe that there are tremendous growth opportunities for us within our existing markets as retail licenses continue to be issued, and states move towards, and eventually beyond, the one retail license per 10,000 people ratio. As of December 31, 2022, there were approximately 10,800 existing retail and delivery licenses across the United States. Assuming no cap on the number of licenses issued or other restrictions on the number of licenses issued, if these same markets were to issue enough licenses to match a ratio of one license per 10,000 residents, over 22,000 new retail licenses would be issued. This may require continued liberalization of license restrictions across cities and counties within certain of our states where we do business today. With continued state legalization (since 2020, states where recreational usage has been legalized include New Jersey, New York, Virginia, Missouri and Maryland), we believe that legalization by additional states and eventually the U.S. government is inevitable. Assuming no other restrictions on the number of licenses issued, if the entire United States reached a minimum level of density of one license per 10,000 residents, we believe the total universe of retail licenses would reach approximately 33,000, which is approximately 3.1 times the current count of retail licenses in the United States and Canada. If our assumptions and projections are correct, this represents a significant growth opportunity for us as every new retail license issued is an opportunity to onboard a new client onto our platform and increase their monthly spend as they leverage more of our services, solutions and upsell / add-on products.
•Expand Our Weedmaps for Business Solutions and Monetize Gross Merchandise Value (“GMV”) Consistent with Federal and State Laws. We intend to continue expanding our suite of valuable advertising and software solutions and the functionality of our Weedmaps for Business solutions through additional offerings of premium analytics, CRM and loyalty tools, among other solutions, which we intend to monetize through additional higher priced tiers within our subscription offering. We will continue to expand the availability of our POS integrations across additional states. We also are continuously improving the base-level functionality across our Weedmaps for Business solutions. We believe these initiatives will result in a more engaged client who utilizes more of our services across our platform and is more ripe for monetization opportunities over time. While we do not believe GMV is a driver of our revenue currently, GMV could represent significant monetization potential over time when and if U.S. federal regulations allow us to monetize our clients’ currently off-platform transaction activity through take-rates or payment fees.
•Pursue Strategic Acquisitions. We take a measured approach to acquisition-related growth. We intend to continue selectively pursuing opportunities to invest in and acquire technology offerings that either complement our existing products and services or allow us to accelerate our growth.

Competition
Our direct competitors for individual components or parts of our platform include cannabis-focused, technology companies like Leafly, Dutchie and Jane Technologies, SpringBig (CRM) and a variety of cannabis-focused marketing and advertising technology solutions. In addition, for our retail listing pages, our platform may also compete with current or potential products and solutions offered by internet search engines and advertising networks like Google, Yelp, various other newspaper, television and media companies, as well as outdoor billboard advertising. We believe that the principal competitive factors in our market include the scale of our network, comprehensiveness of offerings, ease of adoption and use and ability to facilitate compliance with the complex, disparate regulations applicable to businesses operating in the cannabis industry, breadth and trustworthiness of information available to consumers and brand. We believe we compete favorably based on these factors.
For additional information about the risks to our business related to competition, see the section entitled “Risk Factors-Risks Related to our Business and Industry—We currently face intense competition in the market and we expect competition to further intensify as the cannabis industry continues to evolve.”
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
Marketing
We believe the quality and strength of our platform is our most valuable marketing asset. Our marketing strategy, across both consumers and businesses, consists of user acquisition, brand marketing, communications and field marketing.
Our consumer marketing efforts focus on driving awareness of the platform, acquiring new users who may be interested in the platform and increasing engagement of existing users. To augment the engagement of our platform, we employ a series of lifecycle marketing, social media and SEO tactics to increase our direct & organic traffic. Though many traditional paid marketing channels (such as broadcast television or Google search and display ads) are not available to platforms in the cannabis industry, we have been able to build a reliable network of online tactics that allow us to accelerate the growth of our consumer base at very competitive customer acquisition costs. Additionally, we seek key broad consumer opportunities to cement our place in consumers’ minds as the premier cannabis marketplace such as our February 2022 “Brock Ollie” digital spot around the Super Bowl in order to raise awareness around the ongoing marketing restrictions for cannabis businesses, our April 2022 Tumbleweeds with Killer Mike series and our partnership on the June 2022 music video - “Taste So Good”.
Our business marketing focus is to drive awareness of the value and breadth of our offering among cannabis retailers and brands. We do so through direct physical and digital marketing, working with local cannabis business associations, and through lifecycle marketing with existing clients. Given the strength of our brand, we have seen strength in performance of our tactics in what is a crowded market, easing the acquisition or upsell process for our sales team.
Social Impact
To support the growth of an inclusive cannabis industry, we participate in policy panels and organize educational sessions to educate attendees about the importance of social equity programs and other policy initiatives that are designed to ensure the ability of people of color and those impacted by the war on drugs to participate in the legal cannabis markets that are opening (i.e. social equity licensing programs). We have drafted white papers and mock legislative provisions that were designed to support the enactment of social equity licensing programs and advocates for state and local governments to enact social equity licensing programs. We have established a program, WM Teal, which stands for “Together for Equity Access and Legislation”, through which we provide free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs.
Product Development
Our product development efforts focus on adding new features and solutions to our platform, as well as increasing the functionality and enhancing the ease of use of our platform. While we expect product development costs to increase as we continue to increase the functionality of our platform, we expect our product development costs to remain the same percentage of total revenues.

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
As of December 31, 2022, we have been issued trademark registrations in the United States, Canada, Japan, the European Union, the United Kingdom, Mexico and Australia. We have also been issued an international trademark registration with designation in Australia and the European Union for “Weedmaps.” As of December 31, 2022, we have pending trademark applications in the United States covering: “WM TECH” and “WM TECHNOLOGY”, as well as a pending trademark application in the United States covering “Weedmaps” for delivery platform services. We also have pending trademark applications in Canada covering “Weedmaps”.
In addition to our numerous trademark applications and registrations, we have United States copyright registrations for our weedmaps.com website, “Grow One,” and two versions of our Lab API documentation. Further, we own several domain names, including: weedmaps.com, marijuana.com, cannabis.com, wmpolicy.com, themuseumofweed.com, wm-retail.com, wmforbusiness.com and WM.store. Our trademarks and domain names are material to our business and brand identity.
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
People Operations and Human Capital Resources
As of December 31, 2022, we had 580 full-time employees and 3 temporary employees, including 224 in engineering, product and design, 245 in sales and marketing and 114 in general and administrative. Of these employees, 573 are located in the United States and 10 are located in Canada.
We believe that being able to attract and retain top talent is both a strategic advantage for us and necessary to realize our mission of powering a transparent and inclusive global cannabis economy. Our position as a leading technology provider to the cannabis industry helps us attract high caliber employees who are technologically skilled and also passionate about our mission and products. We devote substantial resources to this task. Our dedicated, best-in-class Talent Acquisition team is focused on finding and attracting diverse and capable talent, and our People & Culture team is set on building a world class employer of choice for that talent once they get here. None of our employees are represented by a labor union or covered by collective bargaining agreements and we have not experienced any work stoppages.
Government Regulation
Numerous countries and territories have moved in recent years to regulate and tax cannabis, particularly medical cannabis. Most of these jurisdictions present complex regulatory regimes that require licensed operators to comply with substantial reporting, testing, packaging, distribution and security requirements.
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
While the Obama and Trump administrations had different stated policies, including the latter’s less friendly position on the industry, the U.S. federal government has not prioritized the enforcement of the CSA’s prohibition on cannabis against cannabis companies complying with the state law and their vendors for over eight years. On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past Department of Justice (“DOJ”) memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under the Obama administration.

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
During his campaign, President Biden promised federal reform on cannabis, including decriminalization generally. In 2022, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research -- bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. This process could, but is not guaranteed to, change the legal status of cannabis on a federal level. Regardless of the ultimate outcome on CSA scheduling, both actions represent significant milestones in the evolution of federal cannabis policy.
Although the U.S. Attorney General, Merrick Garland, is expected to issue policy guidance to federal prosecutors that they should not interfere with cannabis businesses operating in compliance with states’ laws, any such guidance would not have the force of law, and could not be enforced by the courts. During his confirmation hearing before the U.S. Senate, Judge Garland testified that prosecuting state-legal cannabis companies would not be a “useful use of limited resources.” In April, 2022, Attorney General Garland reiterated that prosecuting the possession of cannabis is “not an efficient use” of federal resources, especially “given the ongoing opioid and methamphetamine epidemic[s]” facing the nation. As recently as March 1, 2023, Attorney General Garland confirmed that his Department is continuing work on a new cannabis enforcement guidance, which he states would be “very close to what was done in the Cole memorandum.” Therefore, the status quo of federal non-enforcement is likely to continue for the foreseeable future, though of course that is not certain.
Members of the U.S. Congress from both parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it. In the 117th Congress, Senators Cory Booker (D-NJ), Ron Wyden (D-OR) and Chuck Schumer (D-NY) filed the Cannabis Administration And Opportunity Act, a bill that would regulate cannabis and expunge prior cannabis convictions; and Rep. Nancy Mace (R-SC) filed the States Reform Act, which would repeal the federal prohibition of and further regulate cannabis on the federal level. This session has seen additional incremental reform bills, including a bill that would direct the Attorney General of the United States to amend the CSA to move cannabis from schedule I to schedule III of the Act (the “Marijuana 1 to 3 Act”), and a bill to allow medical cannabis patients to purchase and possess firearms (the “Second Amendment Protection Act”). While the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive and legislative efforts to legalize cannabis or cannabis banking at the national level are likely to continue in 2023.
Some of our retail clients sell products with CBD derived from hemp with and without THC from non-hemp cannabis. In December 2018, the U.S. government removed hemp and extracts of hemp, including CBD, from the CSA schedules through the Agriculture Improvement Act of 2018, Pub. L. 115-334 (the “2018 Farm Bill”). Accordingly, the production, sale and possession of hemp or extracts of hemp, including certain CBD products, no longer violate the CSA. The states have implemented a patchwork of different laws on hemp and its extracts, including CBD. Additionally, the Food & Drug Administration (“FDA”) claims that the Food, Drugs & Cosmetics Act significantly limits the legality of certain hemp-derived CBD products. In January 2023, FDA affirmed that the agency will not compromise—or create new standards—in evaluating or permitting cannabis or cannabinoid compounds and products, and particularly cannabidiol (“CBD”), indicating that Congress must take action to end the stalemate between federal and state laws and the purgatory of FDA selective enforcement. While enforcement regarding hemp-derived products has generally been limited, changes in enforcement priorities or further federal regulations could negatively impact our clients that sell such products, which could adversely impact our business, operating results, financial condition, brand and reputation.
We have been neither a defendant in a criminal action nor the subject of a civil or regulatory enforcement proceeding, prosecuted by a U.S. governmental authority based on our provision of products and solutions to the cannabis industry. Furthermore, we believe that Section 230 provides immunity from civil and state criminal liability to internet service provider intermediaries in the United States, such as us, for content provided on their platforms that they did not create or develop. We do not create or develop the information that appears on our clients’ listing pages and other advertising placements, although our moderation teams may take down a client’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our website, such as WM News, WM Learn and WM Policy. All of these sections are general news and information, and none of these sections are advertisements for, or listing pages of, cannabis businesses. For additional information about Section 230, see the sections entitled “Business—Overview” and “Risk Factors—Risks Related to our Business and Industry.”
Our clients are subject to licensing and related requirements under applicable laws and regulations, and our own compliance policies, and some of our clients currently and in the future may not be in compliance with all such requirements. Currently, we require all cannabis retailers on Weedmaps to display a valid, unexpired state-issued license number on their listing. We have a dedicated Policy & Compliance Operations team that reviews license information, both on submission and on an ongoing basis, to ensure validity and accuracy. For certain Weedmaps products or services, we may request additional verification and documentation. Additionally, we require contractual representations and warranties from our clients that they are complying with state law. If, despite our policies to verify state-licensure, unlicensed or noncompliant businesses are able to access our products, it could subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation.
We have not been a defendant in a criminal action, nor have we been the subject of a civil or regulatory enforcement proceeding, prosecuted by a Canadian governmental authority based on our provision of products and solutions to the cannabis industry.
Canada
Medical cannabis has been legal in Canada since 1999 through various regulatory regimes. On October 17, 2018, the Cannabis Act (Canada) came into force. The Cannabis Act governs both the medical and the regulated adult-use markets in Canada. Prior to October 17, 2018, legal access to and use of medical cannabis in Canada was regulated under the Controlled Drugs and Substances Act and the associated Access to Cannabis for Medical Purposes Regulations (“ACMPR”). Under the Cannabis Act, holders of licenses to cultivate and/or process cannabis are also permitted to supply cannabis under their existing licenses obtained pursuant to the ACMPR to the regulated adult-use market.
The distribution and sale of cannabis for adult use is regulated separately by each provincial and territorial government, and as such, regulatory regimes vary from jurisdiction to jurisdiction. In each of the provinces and territories, except for Saskatchewan, a provincial distributor is responsible for purchasing cannabis from producers and selling products to its regulated retail distribution channels. In addition, in certain provinces and territories, the provincial distributor is solely responsible for online sales. With respect to retail sales of cannabis, other than online sales, the certain provincial and territorial regulations allow only for government-run cannabis stores, while the provincial and territorial regulations in other jurisdictions leave the retail sale of cannabis, other than online sales, to the private sector. Other provincial and territorial regulations allow for a hybrid model in which both public and private stores can operate.
The regulations promulgated under the Cannabis Act (“the Cannabis Regulations”), provide more detail on the medical and adult-use regulatory regimes for cannabis, including regarding licensing, security clearances and physical security requirements, product practices, outdoor growing, security, packaging and labeling, cannabis-containing compounds, document retention requirements, reporting and disclosure requirements and new access to cannabis for medical purposes regime and industrial hemp regulations. Under the Cannabis Act and the Cannabis Regulations, Health Canada has been granted the authority to issue a wide range of licenses, including licenses for standard cultivation, micro-cultivation, industrial hemp cultivation and nursery cultivation, licenses for standard processing and micro-processing and sales licenses.
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
Authorized promotions under the Cannabis Act include those by licensed businesses and others, limited to informational content or brand preference promotion. Informational promotion is promotion that contains factual information to the consumer about cannabis, cannabis accessories and services related to cannabis, including their availability and price. Brand-preference promotion is promotion of cannabis, cannabis accessories and services related to cannabis based on their brand characteristics. Businesses that are authorized to produce, sell or distribute cannabis under the Cannabis Act may promote cannabis by means of an informational promotion or brand preference promotion so long as the person responsible for the promotion, if a telecommunication, has taken reasonable steps to ensure that the promotion cannot be accessed by a young person.

As discussed elsewhere in this Annual Report, we believe that Section 230 provides immunity from civil and state criminal liability to internet service provider intermediaries in the United States, such as us, for content provided on their platforms that they did not create or develop. While Article 19.17.2 of the United States-Mexico-Canada Agreement (“USMCA”), which became effective on July 1, 2020, contains language which is similar to Section 230(c)(1) of the Communications Decency Act, there is currently no statutory equivalent to Section 230 in Canada. While the case law in Canada on this point is not extensive, however, we believe that courts in Canada have tended to exclude digital platforms in Canada, such as us, from aiding-and-abetting liability for publishing third-party content on their platforms where the platform providers act as “mere conduits” for the content. For additional information, see the section entitled “Risk Factors—Risks Related to our Business and Industry.” We do not create or develop the information that appears in our clients’ listing pages and other advertising placements, although our moderation teams may take down a client’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). For additional information about content, see the section entitled “—Government Regulations— United States and Territories.”
Rest of the World
Legalized cannabis is expanding in other parts of the world with countries adopting varying degrees of legalization or decriminalization. We do not yet regard these countries as viable marketplaces for our products, though we have ongoing tests of a small number of listings in several markets where that product is legally permissible.
Available Information
Our Internet address is www.weedmaps.com. Our investor relations website is located at https://ir.weedmaps.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statements and any amendments to these reports, are available through our investor relations website, free of charge, after we file them with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.
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
ITEM 1A.    RISK FACTORS
Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
Risks Related to our Business and Industry
As our costs increase, we may not be able to generate sufficient revenue to achieve profitability in the future.
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
•expansion domestically and internationally in an effort to increase our consumer and client usage, client base and our sales to our clients;
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

These expenditures may not result in additional revenue or the growth of our business. If we fail to continue to grow revenue or to achieve profitability, the market price of our securities could decline, and our business, operating results and financial condition could be adversely affected.
If we fail to retain our existing clients and consumers or to acquire new clients and consumers in a cost-effective manner, our revenue may decrease and our business may be harmed.
We compete in a dynamic, innovative market, which we expect will continue to evolve rapidly. We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our clients and consumers and growing our two-sided marketplace by retaining our existing clients and consumers and adding new clients and consumers. This two-sided marketplace takes time to build and may grow more slowly than we expect or than it has grown in the past. As we have become larger through organic growth, the number of paying clients and monthly revenue per client have at times slowed or declined and may similarly slow or decline in the future, even if we continue to add clients and consumers on an absolute basis. Although we expect that our growth rates will continue to slow during certain periods as our business increases in size, if we fail to retain either our existing clients or consumers, the value of our two-sided marketplace will be diminished.
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
We have customers with past due balances and our failure to collect a significant portion of such balances could adversely affect our cash and provision for doubtful accounts. As of December 31, 2022, accounts receivable, net was $17.4 million, which is net of an allowance for doubtful accounts of $12.2 million. As of December 31, 2022, a receivable due from one customer accounted for approximately 11% of the total gross accounts receivable outstanding.
We may fail to offer the optimal pricing of our products and solutions.
We have limited experience in determining the optimal pricing of our products and solutions, including our newly acquired products and solutions, and we may need to change our pricing model from time to time. For example, at the end of 2020 we changed our pricing model for our subscription software services to our Weedmaps for Business bundled software services model and increased the amount our clients need to pay to access our listing products. We also have historically priced our add-on premium offerings in a bid-auction format. Our ability to continue growing depends on our ability to maintain and expand our client base. If our clients do not believe the incremental additional cost we are charging for Weedmaps for Business is justified by the additional components included in our software bundles or that our add-on offerings do not generate proper return on investment, such clients may decline to continue using our services, and our revenue and other financial results may be adversely impacted.
If we fail to expand effectively into new markets, our revenue and business will be adversely affected.
While a key part of our business strategy is to add clients and consumers in our existing geographic markets, we intend to expand our operations into new markets if and as cannabis continues to be legalized. Any such expansion places us in competitive markets with which we may be unfamiliar, requires us to analyze the potential applicability of new and potentially complicated regulations regarding the usage, sale and marketing of cannabis, and involves various risks, including the need to invest significant time and resources and the possibility that returns on such investments will not be achieved for several years, if at all. As a result of new market expansions, we may incur losses or otherwise fail to enter new markets successfully. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our compliance efforts to cover those new markets. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these expenses. Our current and any future expansion plans will require significant resources and management attention.
Competition from the illicit cannabis market could impact our ability to succeed.
Our clients face competition from illegal market operators that are unlicensed and unregulated including illegal dispensaries and illicit market suppliers selling cannabis and cannabis-based products, particularly in states like California. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our clients and our business, results of operations, as well as the perception of cannabis use. Furthermore, given the restrictions on regulated cannabis retail, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience.
Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.
California represents one of the largest state legal cannabis markets in the United States, and approximately 56% of our revenue for the year ended December 31, 2022, was generated in California. As new markets develop and our current markets expand, we anticipate that there will be a reduction in the percentage of our revenue generated in California, but we do not know with any certainty when and to what degree, if ever, this would occur. Moreover, the cannabis market in California is rapidly evolving, and we expect our growth in California to continue as the cannabis industry continues to develop, which could further concentrate our client base. As a result, our business and results of operations are particularly susceptible to trends in the California cannabis market, as well as adverse economic, regulatory, political and other conditions in California. Additionally, adverse economic, regulatory, political or other developments that are limited to California may have a disproportionately greater effect on us. In particular, we rely on licensed cannabis businesses to drive the growth of our revenue and the use of our products, and the failure of the licensed cannabis markets to sufficiently overtake or eliminate the illegal market may have an adverse effect on our ability to grow our revenue, particularly if the slow pace of licensing allows the illegal market to gain a foothold, which may be more likely to occur in jurisdictions with an extended period of time between the authorization of consumer possession and the time at which licensed retailers become operational. In such jurisdictions, the timeline for licensed cannabis businesses overtaking the illegal market may be extended.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we may be party to various claims and legal proceedings. For example, in August 2022, our board of directors determined to voluntarily report an internal complaint and subsequent internal investigation to the SEC. Since that date, we have received two subpoenas from the SEC’s Division of Enforcement requesting additional information and documents. See Part I, Item 3. Legal Proceedings to this Form 10-K for more information. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and to estimate, if probable and estimable, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.
Even when not merited, the defense of these lawsuits or legal proceedings, including potential securities litigation, is expensive and may divert management’s attention, and we may incur significant expenses in defending these lawsuits or legal proceedings. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
Federal law enforcement may deem our clients to be in violation of U.S. federal law, and, in particular the CSA. A change in U.S. federal policy on cannabis enforcement and strict enforcement of federal cannabis laws against our clients would undermine our business model and materially affect our business and operations.
U.S. federal law, and more specifically the CSA, proscribes the cultivation, processing, distribution, sale, advertisement and possession of cannabis. As a result, U.S. federal law enforcement authorities, in their attempt to regulate the illegal or unauthorized production, distribution, promotion, sale, possession, or use of cannabis, may seek to bring criminal actions against our clients under the CSA. On August 4, 2021, the U.S. Attorney’s Office for the Eastern District of California withdrew a subpoena served on us in September 2019, and informed us that it had no present plan to exercise its discretion to proceed further in the matter. The U.S. Attorney’s Office for the Eastern District of California also stated that its decision was not a grant of immunity, however, and there can be no assurance that the U.S. Attorney’s Office for the Eastern District of California — either the U.S. Attorney’s Office for the Eastern District of California or another DOJ entity — will not initiate another investigation in the future. If our clients are found to be violating U.S. federal law relating to cannabis, they may be subject not only to criminal charges and convictions, but also to forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, cessation of business activities, or civil liabilities arising from proceedings initiated by either the U.S. government or private citizens. Any of these actions or consequences on our clients could have a material adverse effect on our business, operating results or financial condition, or could force us to cease operations, and as a result, our investors could lose their entire investment.
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
Any legal or regulatory enforcement against us based on the business solutions that we offer, the third-party content available on our platform or noncompliance by our clients with licensing and other legal requirements, could subject us to various risks, including monetary penalties and the risk that we elect or are compelled to remove content from our platform and would likely cause us to experience negative publicity. Any of these developments could materially and adversely impact our business, operating results, financial condition, brand and reputation.
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
While our solutions provide features to support our clients’ compliance with certain regulations and other legal requirements applicable to the cannabis industry, we generally do not, and cannot, ensure that our clients will conduct their business activities in a manner compliant with such regulations and requirements, in whole or in part. Their legal noncompliance could result in regulatory and even criminal actions against them, which could have a material adverse impact on our business and operating results or financial condition, and as a result, our investors could lose their entire investment. For additional information, see the other risk factors in this section entitled “Risk Factors—Risks Related to our Business and Industry,” including “Some of our clients or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. Allowing unlicensed or noncompliant businesses to access our products, or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation. In addition, allowing businesses who engage in false or deceptive advertising practices to use our solutions may subject us to negative publicity, which could have similar adverse impacts on us.”
Our business is dependent on U.S. state laws and regulations and Canadian federal and provincial laws and regulations pertaining to the cannabis industry.
Although the federal CSA classifies cannabis as a Schedule I controlled substance, many U.S. states have legalized cannabis to varying degrees. In addition, the enactment of the Cannabis Act legalized the commercial cultivation and processing of cannabis for medical and adult-use purposes in Canada and created a federal legal framework for controlling the production, distribution, promotion, sale and possession of cannabis. The Cannabis Act also provides the provinces and territories of Canada with the authority to regulate other aspects of adult-use cannabis, such as distribution, sale, minimum age requirements (subject to the minimum set forth in the Cannabis Act), places where cannabis can be consumed, and a range of other matters. The governments of every Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. In addition, subsection 23(1) of the Cannabis Act provides that it is prohibited to publish, broadcast or otherwise disseminate, on behalf of another person, with or without consideration, any promotion that is prohibited by a number of sections of the Cannabis Act. The Cannabis Act therefore includes provisions that could apply to certain aspects of our business, both directly to the solutions we provide and indirectly on account of any noncompliance by those who use our offerings. However, as the enactment of the Cannabis Act is relatively recent there is a lack of available interpretation, application and enforcement of the provisions that may be relevant to digital platforms such as ours, and as a result, it is difficult to assess our potential exposure under the Cannabis Act.
Laws and regulations affecting the cannabis industry in U.S. states and Canada are continually changing. Any change or even the speed of changes could require us to incur substantial costs associated with compliance or alter our business plan, and could detrimentally affect our operations, revenue and profitability. Similarly, if the pace of issuance of new cannabis licenses is slower than expected, our ability to acquire new clients and grow our revenue could be harmed. The commercial cannabis industry is still a young industry, and we cannot predict the impact of the compliance regime to which it may be subject. We will incur ongoing costs and obligations related to regulatory compliance, and such costs may prove to be material. Failure to comply with regulations may result in additional costs for corrective measures, penalties or restrictions on our operations. In addition, changes in regulations, more vigorous enforcement thereof, or other unanticipated events could require extensive changes to our operations or increased compliance costs or give rise to material liabilities, which could have a material adverse effect on us.
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
In addition, although we have not yet been required to obtain any cannabis license as a result of existing cannabis regulations, it is possible that cannabis regulations may be enacted in the future that will require us to obtain such a cannabis license or otherwise seek to substantially regulate our business. Additionally, in some jurisdictions we may be required to seek and obtain a blanket approval of our platform in order to enable potential clients to access our services, and such approval may be subject to significant regulatory discretion. U.S. and Canadian federal, state, provincial, local and other non-U.S. jurisdictions’ cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. Our failure to adequately manage the risk associated with future regulations and adequately manage future compliance requirements may adversely affect our business, our status as a reporting company and our public listing. Further, any adverse pronouncements from political leaders or regulators about businesses related to the legal cannabis industry could adversely affect the price of our securities.
The rapid changes in the cannabis industry and applicable laws and regulations make predicting and evaluating our future prospects difficult, and may increase the risk that we will not be successful.
The cannabis industry, and the complex regulatory regime applicable to it, is evolving rapidly and may develop in ways that we cannot anticipate. The pace of dramatic change in the cannabis industry makes it difficult to assess our future prospects, and you should evaluate our business in light of the risks and difficulties we may encounter as the industry continues to evolve. These risks and difficulties include:
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
•successfully attracting, hiring and retaining qualified personnel to manage operations;
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
We are dependent on public support, continued market acceptance and the proliferation of consumers in the U.S. state-legal and Canadian legal cannabis markets. While we believe that the market and opportunities in the space will continue to grow, we cannot predict the future growth rate or size of the market. Any downturns in, or negative outlooks on, the cannabis industry may adversely affect our business and financial condition.
Expansion of our business is dependent on the continued legalization of cannabis.
Expansion of our business is in part dependent upon continued legislative authorization, including by voter initiatives and referendums, of cannabis in various jurisdictions worldwide. Any number of factors could slow, halt, or even reverse progress in this area. For example, some ballot measures in 2020 were delayed due to the COVID-19 pandemic. In addition, in 2022, ballot measures to allow for adult use succeeded in Maryland and Missouri, but failed in Arkansas, North Dakota and South Dakota. In addition, implementation of state laws is often a multi-year process following a ballot initiative or legislation. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations. Any one of these factors could slow or halt the legalization of cannabis, which would negatively impact our ability to expand our business.
Additionally, the expansion of our business also depends on jurisdictions in which cannabis is currently legalized not narrowing, limiting or repealing existing laws legalizing and regulating cannabis, or altering the regulatory landscape in a way that diminishes the viability of cannabis businesses in those jurisdictions. For example, in April 2019, a lawsuit was filed in the Fresno County Superior Court challenging the California Bureau of Cannabis Control5 regulation that allowed cannabis businesses to deliver products in local jurisdictions which had prohibited the sale of cannabis. In November 2020, in a mixed result, the Fresno County Superior Court upheld the state regulation that allows licensed cannabis delivery companies to offer services anywhere in the state, while also affirming that cities and counties can forbid those operations, though enforcement of the bans is also up to the local governments. While a recent amendment will require local governments to allow delivery of medical cannabis to patients in certain instances by January 2024, adult-use cannabis sales and deliveries may continue to be restricted by some cities and counties. The imposition or potential enforcement of local jurisdiction delivery bans may negatively impact the viability and attractiveness of our offerings in California going forward. We generated approximately 56% of our revenue for the year ended December 31, 2022 in California, and such developments may in turn have a material adverse effect on our business, operating results and financial condition. For more information, see “—Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.” Additionally, if such challenges are successful in any other jurisdictions that have legalized or are in the process of legalizing cannabis, our ability to expand our business would be negatively impacted.
Our clients face challenges unique to the cannabis industry that can impact their financial health and long-term viability. If our clients struggle financially or do not remain viable, it can negatively impact our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables.
Our paying clients face challenges including, among other factors, limited access to capital (relative to other industries) and the impact of Section 280E of the Code (which, as applied to certain cannabis businesses disallows the deduction of
5 In 2021, the Bureau of Cannabis Control merged with two other state agencies regulating California cannabis to form the Department of Cannabis Control (the “DCC”), which presently regulates all California commercial cannabis businesses.

“ordinary and necessary” business expenses, such as below-the-line deductions, essentially resulting in federal income tax liability calculated based on gross income), limiting cash flow and liquidity of many industry participants. Additionally, the cannabis industry faced price deflation in 2022 further pressuring many of our paying clients. This resulted in financial hardship for certain cannabis companies, including some of our paying clients which caused elevated churn and bad debt expense in 2022. If our clients struggle financially or do not remain viable, it can negatively impact our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables.
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
We believe that our business is highly dependent on our brand identity and our reputation, which is critical to our ability to attract and retain clients and consumers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in the markets in which we operate continues to develop. Our success in this area will depend on a wide range of factors, some of which are within our control and some of which are not. The factors affecting our brand recognition and reputation that are within our control include the following:
•the efficacy of our marketing efforts;
•our ability to maintain a high-quality, innovative and error- and bug-free platform;
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
The cannabis information market is rapidly evolving and is currently characterized by intense competition, due in part to relatively low barriers to entry. We expect competition to further intensify in the future as cannabis continues to be legalized and regulated, new technologies are developed and new participants enter the cannabis information market. Our direct competitors for individual components or parts of our platform include cannabis-focused, two-sided networks like Leafly (for retailer listing pages), SpringBig (CRM) and Dutchie and Jane Technologies (for menu embed and orders functionality). In addition, our platform also may compete with current or potential products and solutions offered by internet search engines and advertising networks, like Google, general two-sided networks like Yelp, various other newspaper, television, media companies, outdoor billboard advertising, and online merchant platforms, such as Shopify, Square and Lightspeed. For example, Uber Eats announced a partnership with a Canadian retailer in November 2021 to allow consumers to place cannabis orders for pickup via Uber Eats. If the regulatory regime for cannabis becomes more settled and the legal market for cannabis becomes more accepted, competition may further intensify as new participants may be encouraged to enter the cannabis information market, including established companies, such as tobacco and alcohol companies, with substantially greater financial, technical and other resources than existing market participants. Additionally, as consumers and cannabis industry clients demand richer data, integrations with other cannabis industry participants such as point-of-sale providers and loyalty service providers may become increasingly important. If we are unable to complete such new integrations as quickly as our competitors, or improve our existing integrations based on legacy systems, we may lose market share to such competitors. Our current and future competitors may also enjoy other competitive advantages, such as greater name recognition, more varied or more focused offerings, better market acceptance and larger budgets. Some of our competitors previously raised significant amounts of capital. For example, in August 2021, Jane announced the closing of a $100 million Series C round of funding; in October 2021, Dutchie announced the closing of a $350 million Series D round of funding at a valuation of $3.75 billion; and in February and June of 2022, Leafly and SpringBig became public companies and began trading on Nasdaq via SPAC business combination. Our competitors may be able to use such capital infusions to more successfully enter new markets opening up.
Additionally, as the legalization of cannabis continues, cannabis cultivators, distributors and retailers have and likely will continue to experience consolidation as existing cannabis businesses seek to obtain greater market share and purchasing power and new entrants seek to establish a significant market presence. Consolidation of retailers in the cannabis industry could reduce the size of our potential client base and give remaining clients greater bargaining or purchasing power. This may in turn erode the prices for our advertising placements and result in decreased margins. Consolidation could particularly affect smaller cannabis businesses, with whom we have historically conducted the majority of our business. Further, heightened competition between cannabis businesses could ultimately have a negative impact on the viability of individual market participants, which could reduce or eliminate their ability to purchase our products and solution.
If we are unable to compete effectively for any of these reasons, we may be unable to maintain our operations or develop our products and solutions, and as a result our business and operating results may be adversely affected.
If we fail to manage our employee operations and organization effectively, our brand, business and operating results could be harmed.
We have experienced rapid organic growth in our headcount and operations, which placed substantial demands on management and our operational infrastructure. As a result of both macroeconomic and industry challenges, as well as misalignment between our organizational growth and business growth, we completed a substantial reduction in force and experienced significant executive departures during 2022. As a result of these changes, many of our current employees have been with us for less than 24 months. To execute on our growth strategy, we will need to continue to increase the productivity of our current employees as well as hire, train and manage new employee, as well as improve existing, and implement new, transaction processing, operational and financial systems, procedures and controls. We intend to continue making substantial investments in our technology, sales and data infrastructure. As our business matures, we may make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, availability of employee talent and costs, while maintaining the beneficial aspects of our existing corporate culture, which we believe fosters innovation, teamwork and a passion for our products and clients. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. If we are unable to adapt quickly and effectively to changes or adjustments to our organization, our business will be harmed. If we are unable to manage our employee operations and organization effectively, the quality of our platform, efficiency of our operations, and management of our expenses could suffer, which could negatively impact our brand, business, profitability and operating results.
If we are unable to recruit, train, retain and motivate key personnel, we may not achieve our business objectives.
Our future success depends on our ability to recruit, train, retain and motivate key personnel, including Doug Francis, our Executive Chair and Principal Executive Officer, Arden Lee, our Chief Financial Officer; Brian Camire, our General Counsel; Duncan Grazier, our Chief Technology Officer and Randa McMinn, our Chief Marketing Officer. Competition for qualified personnel in the technology industry is intense, particularly in Southern California, where we are headquartered. Additionally, we face additional challenges in attracting, retaining and motivating highly qualified personnel due to our relationship to the cannabis industry, which is rapidly evolving and has varying levels of social acceptance. We generally do not maintain fixed term employment contracts or key man life insurance with any of our employees. Any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.
In particular, our former chief executive officer, Chris Beals, resigned effective November 7, 2022. Doug Francis, co-founder and Executive Chair, has been and will continue to take a more active role in leading WM Technology until we appoint our next chief executive officer. If we are unable to recruit and retain a qualified replacement in a timely manner it could result in management, operating and financial reporting difficulties, which could have an adverse effect on our business.
We rely on search engine placement, syndicated content, paid digital advertising and social media marketing to attract a meaningful portion of our clients and consumers. If we are not able to generate traffic to our website through search engines and paid digital advertising, or increase the profile of our company brand through social media engagement, our ability to attract new clients may be impaired.
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
Visits to our website could also decline if our accounts on Facebook, Instagram, Twitter, LinkedIn are shut down or restricted. We work across these social networks to increase brand awareness of our company by consumers and clients, and to promote client acquisition. Our engagement on these social media platforms is subject to their respective terms of service and community guidelines, which generally restrict the promotion, sale and, often, depiction of cannabis. While we do not directly promote the sale of cannabis or cannabis-related products by our clients on these social media platforms, the perception that we may be engaging in such promotion or our inadvertent violation of other aspects of these platforms’ terms of service or community guidelines may result in our accounts being shut down or restricted. For example, our Instagram account was suspended in 2015, and it was recently suspended again in December 2021 until February 2022 and again in March 2022. Our accounts might also be suspended or restricted due to changes in the rules and regulations of such social media platforms. Any such suspension or restriction could result in reduced traffic to our website and diminished demand for our products, which could adversely affect our business and operating results.
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
For example, we have at times been unable to offer our WM Orders functionality in our iOS Weedmaps mobile application and are currently unable to offer such functionality in our Android Weedmaps mobile application due to restrictions imposed by the Apple iTunes App Store and Google Play, respectively. While our platform is still available in the Apple iTunes App Store and on Google Play for download, there can be no assurance that our platform or all of its functionalities will remain available in the immediate or longer term. To the extent that we are limited or prohibited from making some or all of our solutions available through any third-party platform, including the Apple iTunes App Store or the Google Play Store, we may need, or choose, to provide our solutions through alternative venues that may be more difficult for potential users to access. Limits on, or discontinuation of, access to our mobile platform or its various functionalities could, in turn, have a material adverse impact on utilization of our platform, our business and our ability to attract clients and consumers.
We may be unable to scale and adapt our existing technology and network infrastructure in a timely or effective manner to ensure that our platform is accessible, which would harm our reputation, business and operating results.
It is critical to our success that clients and consumers within our geographic markets be able to access our platform at all times. We have previously experienced service disruptions, and in the future, we may experience service disruptions, outages or other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints and distributed denial of service, or DDoS, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our products become more complex and our traffic increases. If our platform is unavailable when consumers attempt to access it or it does not load as quickly as they expect, consumers may seek other solutions and may not return to our platform as often in the future, or at all. This would harm our ability to attract clients and decrease the frequency with which they subscribe for our advertising placements. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results would be harmed.
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
We have engaged third-party service providers to perform credit and debit card processing services for client’s payments to us, and we understand that some of our clients use those services, and we may engage third-party service providers in the future to provide fraud analysis services. We also may integrate with third-party service providers used by our clients to process payments made by consumers. If these service providers do not perform adequately or if our relationships, or the relationships of our clients, with these service providers were to terminate, our ability or the ability of our clients to process payments could be adversely affected and our business could be harmed. The laws and regulations related to payments are complex and are potentially impacted by tensions between federal and state treatment of the vaporization, tobacco, nicotine, cannabis, CBD and hemp and cannabis accessories industries. These laws and regulations also vary across different jurisdictions in the United States, Canada and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering our clients the ability to pay with credit cards, debit cards and bank transfers. As we expand the availability of these payment methods or offer new payment methods to our clients in the future, we may become subject to additional regulations and compliance requirements. Due to the constantly evolving and complex laws and regulations applicable to our industry, third-party merchant banks and third-party payment processors may consider our business a high risk. This could cause a third party to discontinue its services to us, and we may not be able to find a suitable replacement. If this were to occur, we would need to collect from our clients using less efficient methods, which could adversely impact our collections, revenues and financial performance. Additionally, if a third party were to discontinue its services to us or if the applicable laws and regulations were to evolve in a way that impacted us negatively, we may not be able to realize our plans of expanding our business offerings, which could have a material adverse effect on our operations and our plans for expansion. For more information, see “—We are subject to industry standards, governmental laws, regulations and other legal obligations, particularly related to privacy, data protection and information security and any actual or perceived failure to comply with such obligations could harm our business” below.
Further, through our agreement with our third-party credit card processors, we are subject to payment card association operating rules and certification requirements, including restrictions on product mix and the Payment Card Industry Data Security Standard (“PCI-DSS”). We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. Additionally, any data breach or failure to hold certain information in accordance with PCI-DSS may have an adverse effect on our business and results of operations.
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We calculate and track performance metrics with internal tools, which are not independently verified by any third-party. While we believe our metrics are reasonable estimates of our user or client base for the applicable period of measurement, the methodologies used to measure these metrics and how we define such metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, user accounts are based on email addresses, and a user could use multiple email addresses to establish multiple accounts, and clients in many instances will have multiple accounts. Additionally, a user could also use technology (such as incognito browsing, blocking or deleting cookies and IP addresses or other similar methods) that may decrease our ability to obtain useful information with respect to the number of and behavior of users, and as a result, we may include users who are not actively engaging with our platform in the manner in which we assume, and/or we may count as unique users multiple visits by the same underlying user. As a result, the data we report may not be accurate, and we believe unique user statistics could include a significant number of repeat underlying users. Our internal tools and processes we use to identify multiple accounts or fraudulent accounts have a number of limitations, and our methodologies for tracking performance metrics may change over time, which could result in unexpected changes to our metrics, including historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments and we generally do not intend to update previously disclosed metrics for any such changes. Though we regularly review our processes for calculating metrics and may adjust our processes for calculating metrics to improve their accuracy, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer term strategies. For example, we determined to discontinue reporting monthly active users as a key operational metric as a result of our reevaluation of the value of this metric to investors in light of its significant quarterly fluctuations that we do not believe necessarily reflect the underlying and most important trends in our business. If our performance metrics, including any key metrics we disclose in the future, are not accurate measurements of our business, user or client base, or traffic levels; if we discover material inaccuracies in such metrics, we may not be able to effectively implement our business strategy, our reputation may be harmed, and our operating and financial results could be adversely affected.
Our clients, analysts and investors may rely on our metrics, including additional metrics we may disclose in the future, as a representation of our performance. If these third parties do not perceive such metrics to be accurate representations of our business, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and retailers may be less willing to list a business on our platform, which could negatively affect our business, financial condition, or results of operations.
Our ability to successfully drive engagement on our platform, as well as changes to our user engagement and advertising strategy and practices, pose risks to our business.
Our clients use our products and services as they believe the value received from paying for our products and services justifies the cost of those services. We believe the overall level of engagement of our users with our clients is critical to our success and our long-term financial performance. As we evolve our user engagement and advertising strategy and practices, we may not be successful in improving user engagement in a cost-efficient manner, or at all. Certain operating decisions, including our substantially decreased usage of pop-under advertisements, may significantly decrease our user engagement and/or traffic, increase the cost of generating user engagement and/or traffic or decrease our overall success rate in promoting engagement on our platform. Declining user growth, engagement or traffic could make us less attractive to our clients, which may seriously harm our business. In addition, we continue to compete with other companies to attract and retain consumer attention. A number of factors have affected and could potentially negatively affect our reported user engagement and/or traffic and our overall user engagement with our clients, including if:
•we do not provide a compelling consumer experience to entice consumers to use our products and services, or our consumers don’t have the ability to maximize the consumer experience;
•we are unable to convince consumers and clients of the value and usefulness of our platform and services;

•we are unable to find cost-effective marketing channels or other strategies to drive traffic to our website, including replacing any pop-under advertisements that we have decreased our usage of or discontinued;
•our products fail to operate effectively on the iOS or Android mobile operating systems;
•we are unable to continue to develop products that work with a variety of mobile operating systems, networks and smartphones;
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
Any security incident, including a distributed denial of service attack, ransomware attack, security breach or unauthorized data access could impair or incapacitate our information technology systems and delay or interrupt service to our clients and consumers, harm our reputation, or subject us to significant liability.

In the ordinary course of our business, we may collect, receive, store, generate, use, protect, secure, dispose of, transmit, disclose, or otherwise make accessible (collectively “process”) proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets. We may rely upon third parties (such as service providers) for our data processing-related activities. We may share or receive sensitive data with or from third parties. We may become subject to DDoS attacks, a technique used by hackers to take an internet service offline by overloading its servers. In addition, ransomware attacks against businesses of all sizes are becoming increasingly common. Further, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Our platform may be subject to DDoS, ransomware or other cybersecurity attacks in the future and we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure or data loss. Moreover, our platform could be breached if vulnerabilities in our platform are exploited by unauthorized third parties or others. Techniques used to obtain unauthorized access change frequently, and the size of DDoS attacks and the number and types of ransomware attacks are increasing. As a result, we may be unable to implement adequate preventative measures or stop such attacks while they are occurring. A DDoS attack, ransomware attack or security breach could delay or interrupt service to our clients and consumers and may deter the utilization of our platform.
We also use information technology and security systems to maintain the physical security of our facilities and to protect our proprietary and confidential information, including that of our clients, consumers and employees. Accidental or willful security breaches or other unauthorized access to our facilities or information systems, or viruses, keystroke loggers, malware, ransomware, or other malfeasant code in our data or software, could compromise this information or render our systems and data unusable. Additionally, we rely on a number of third-party “cloud-based” providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services, some financial functions and systems used to provide solutions to our clients, and we are therefore dependent on the security systems of these providers. Any security breaches or other unauthorized access to our service providers’ facilities or systems, or viruses, keystroke loggers, malware, ransomware or other malfeasant code in their data or software, could expose us to information loss, and misappropriation of confidential information and other security breaches. In addition, our employees, contractors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information or other data, or may inadvertently release or compromise such data. Because the techniques used to obtain unauthorized access to or sabotage security systems, or to obtain unauthorized access to data we or our contractors maintain, change frequently and are often not recognized until after an attack, we and our service providers may be unable to anticipate the techniques or implement adequate preventative measures.
Any actual or perceived DDoS attack, ransomware attack, security breach or other unauthorized access could damage our reputation and brand, result in decreased utilization of our platform, expose us to fines and penalties, government investigations and a risk of litigation and possible liability, require us to expend significant capital and other resources to alleviate any resulting problems and otherwise to remediate the incident, and require us to expend increased cybersecurity protection costs. We expect to incur significant costs in an effort to detect and prevent security breaches and other security related incidents. Numerous state, federal and foreign laws and regulations require companies to notify individuals and/or regulatory authorities of data security breaches involving certain types of personal data. Any disclosures of security breaches, pursuant to these laws or regulations or otherwise, could lead to regulatory investigations and enforcement and negative publicity, and may cause our clients and consumers to lose confidence in the effectiveness of our data security measures.
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
We rely on data centers and other technologies and services provided by third parties in order to host our cloud-based infrastructure that operates our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements due to extended outages, interruptions, or facility closure, or because it is no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our operations otherwise could be disrupted or otherwise impacted until appropriate substitute services, if available, are identified, obtained and implemented.
We do not control, or in some cases have limited control over, the operation of the data center facilities and infrastructure we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, cyberattack, terrorism and similar other events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, to adverse events caused by operator error, and to interruptions, data loss or corruption and other performance problems due to various factors, including introductions of new capabilities, technology errors, infrastructure changes, DDoS attacks, or other security-related incidents. Changes in law or regulations applicable to data centers in various jurisdictions could also cause a disruption in service. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our platform operations and the loss, corruption of, unauthorized access to or acquisition of client or consumer data.
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
Our operations and employees face risks related to macroeconomic conditions and catastrophic events, including health crises, such as outbreaks of contagious disease that have adversely impacted and could in the future adversely impact our business, financial condition and operating results.
Macroeconomic conditions, including but not limited to the COVID-19 pandemic, inflation, uncertain credit and global financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and geopolitical events, including the military conflict between Russia and Ukraine and the occurrence of a catastrophic event, including but not limited to disease, a weather event, war, or terrorist attack, could adversely impact our business, financial condition and operating results. We also face risks related to health epidemics, outbreaks of contagious disease and other adverse health developments. In connection with the COVID-19 pandemic, governments implemented significant measures intended to control the spread of the virus, including closures, quarantines, travel restrictions and other social distancing directives and fiscal stimulus and legislation designed to deliver monetary aid and other relief.
To the extent that restrictions or prevention and mitigation measures are implemented in connection with any future pandemic or outbreak of disease, there may be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our operations as well as our relationships with clients and consumers. For instance, despite the overall increases in demand described below, some of our clients’ operations were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our platform in those jurisdictions.
Shelter-in-place orders and similar regulations could impact our client’s ability to operate their businesses, consumers’ ability to pick up orders, and our client’s ability to make deliveries. Such events have in the past caused, and may in the future cause, a temporary closure of our clients’ businesses, either due to government mandate or voluntary preventative measures, and many of our clients may not be able to withstand prolonged interruptions to their businesses, and may be forced to go out of business. Any limitations on or disruptions or closures of our clients’ businesses could adversely affect our business. Further, we may experience a decrease in new clients due to a lack of financial resources or a decline in new markets as businesses and financial markets deal with the impact of any future pandemic or outbreak of disease. Further, these conditions may impact our ability to access financial markets to obtain the necessary funding to expand our business, which may adversely affect our liquidity and working capital.
Even if a virus or other disease does not spread significantly and such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business and may result in permanent changes to our users’ behaviors, all of which are highly uncertain and cannot be predicted. Our clients may be perceived as unsafe during such public health threats, even for order delivery or pickup. If the services offered through our platform or at other businesses in our industry become a significant risk for transmitting disease or similar public health threats, or if there is a public perception that such risk exists, demand for the use of our platform would be adversely affected.
In addition, the CARES Act and FFCRA were enacted to provide economic relief to businesses in response to the COVID-19 pandemic. Pursuant to the relief related to federal employment taxes provided in such legislation, we (i) elected to defer eligible payroll taxes, which were due in two equal installments in 2021 and 2022 and (ii) claimed certain employment-related tax credits under the legislation. While we may be eligible to receive some economic relief pursuant to legislation enacted in connection with any future pandemic or outbreak of disease, cannabis businesses may not be eligible to take full advantage of the government-sponsored relief packages. As a result, we may not benefit from these relief efforts to the same extent other businesses do in different industries.
The extent of effect of any future pandemic or outbreak of a disease on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the rate of vaccinations, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of such an event on our business. However, if a pandemic or as a severe worldwide health crisis occurs, the event may harm our business, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
•the ability of licensed cannabis markets to successfully grow and out compete illegal cannabis markets;
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
•the effects of natural or man-made catastrophic events; and
•the effectiveness of our internal controls, including the material weakness that we have identified.
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
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, and anti-corruption laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other state and national anti-bribery laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities.
We are also subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Export controls and trade sanctions laws and regulations may restrict or prohibit altogether the provision, sale, or supply of our products to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions or an embargo.
Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
We are subject to risks inherent in foreign operations, including social, political and economic flux and compliance with additional U.S. and foreign laws, including those related to anti-bribery and anti-corruption, and may not be able to successfully maintain or expand our foreign operations.
We sell our Weedmaps for Business offering in the United States, currently offer some of our Weedmaps for Business solutions in Canada and have a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain and Switzerland. We anticipate growing our business, in part, by continuing to expand our foreign operations. As we continue our expansion, we may enter new foreign markets where we have limited or no experience marketing and deploying our platform. If we fail to launch or manage our foreign operations successfully, our business may suffer. Additionally, as our foreign operations expand, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our foreign operations continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:
•political, social and economic instability;
•risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy and data protection, and unexpected changes in laws, regulatory requirements and enforcement;
•fluctuations in currency exchange rates;
•higher levels of credit risk and payment fraud;
•complying with tax requirements of multiple jurisdictions;
•enhanced difficulties of integrating any foreign acquisitions;
•the ability to present our content effectively in foreign languages;
•complying with a variety of foreign laws, including certain employment laws requiring national collective bargaining agreements that set minimum salaries, benefits, working conditions and termination requirements;
•reduced protection for intellectual property rights in some countries;
•difficulties in staffing and managing global operations and the increased travel, infrastructure and compliance costs associated with multiple foreign locations;
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
We are subject to regulation by various U.S. and Canadian federal, state, provincial, local and foreign governmental authorities, including those responsible for monitoring and enforcing employment and labor laws, antibribery laws, lobbying and election laws, securities laws and tax laws. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance.
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
We receive, store, process and use personal information and other user content. The regulatory framework for privacy issues worldwide, including in the United States, is rapidly evolving and is likely to remain uncertain for the foreseeable future, as many new laws and regulations regarding the collection, use and disclosure of personally identifiable information, or PII, and other data have been adopted or are under consideration and existing laws and regulations may be subject to new and changing interpretations. In the United States, the Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of data. The California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020, imposes significant additional requirements with respect to the collection of personal information from California residents. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. The CPRA created a new California state agency charged with enforcing state privacy laws, and there is uncertainty about potential enforcement actions that the new agency may take in the future. Further, Virginia enacted the Virginia Consumer Data Protection Act (the “VCDPA”), which became effective January 1, 2023, Colorado passed the Colorado Privacy Rights Act (the “CPA”), which became effective July 1, 2023, Connecticut passed the Connecticut Data Privacy Act (“CDPA”), which will become effective July 1, 2023, and Utah passed the Utah Consumer Privacy Act (the “UCPA”), which will become effective December 31, 2023. A number of other proposals exist for new federal and state privacy legislation that could increase our potential liability, increase our compliance costs, and affect our ability to collect personal information. The effects of the CCPA and the CPRA remain far-reaching, and depending on final regulatory guidance and related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
Many foreign countries and governmental bodies, including Canada and the European Union, or E.U. and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses and other types of data. In Canada, the federal Personal Information Protection and Electronic Documents Act, or PIPEDA, governs the collection, use and disclosure of PII in many provinces in Canada, and though it is silent with respect to territorial reach, the Federal Court of Canada has found that PIPEDA will apply to businesses established in other jurisdictions if there is a “real and substantial connection” between the organization’s activities and Canada. Provincial privacy commissioners take a similar approach to the interpretation and application of provincial private-sector privacy laws equivalent to PIPEDA. Further, Canada has robust anti-spam legislation. Organizations sending commercial electronic messages to individuals must either have express consent from the individual in the prescribed form or the situation must qualify as an instance of implied consent or other authorization set out in Canada’s Anti-Spam Legislation, or CASL. The penalties for non-compliance under CASL are significant and the regulator, the Canadian Radio Television and Telecommunications Commission, is active with respect to enforcement. In addition, the E.U.’s General

Data Protection Regulation, or the GDPR, which went into effect in May 2018, requires subject companies to implement and maintain comprehensive information privacy and security protections with respect to personal data (data that relates to an identified or identifiable individual) about persons in the E.U. that is collected or processed by such companies. The GDPR provides for substantial penalties for noncompliance.
Although we are working to comply with those federal, state, provincial and foreign laws and regulations, industry standards, governmental standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our applications or platform. Any failure or perceived failure by us or our contractors to comply with federal, state, provincial or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in loss of, unauthorized access to, or acquisition, alteration, destruction, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause employees, clients and consumers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability or perceived inability (even if unfounded) on our part to adequately address privacy, data protection and information security concerns, or comply with applicable laws, regulations, policies, industry standards, governmental standards, contractual obligations, or other legal obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
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
We do not collect sales and value-added tax as part of our client agreements in the United States or Canada, based on our determination that such tax is not applicable to our platform. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. If we are deemed an agent for the clients on our platform under state or other applicable tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states or jurisdictions. It is possible that one or more states could seek to impose sales, use or other tax obligations on us with regard to the ordering functionality that we offer our clients. These taxes may be applicable to past sales. In addition, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair that a U.S. state may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents and may permit wider enforcement of sales tax collection requirements, which may increase the jurisdictions in which we may be required to collect and/or remit taxes. A successful assertion that we should be collecting additional sales, use or other taxes or remitting such taxes directly to states or other jurisdictions could result in substantial tax liabilities for past sales and additional administrative expenses and increase the cost of our products and solutions, which could harm our business and operating results.
We may be subject to potential adverse tax consequences both domestically and in foreign jurisdictions.
We are subject to taxes, such as income, payroll, sales, use, value-added, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and foreign tax liabilities are subject to various jurisdictional rules regarding the timing and allocation of revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and to changes in tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we may be subject to income and non-income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, results of operations and financial condition. In addition, audits may require ongoing time and attention from our management, which could limit their ability to focus on other aspects of our business and impact our business in the future.
Changes in accounting standards or other factors could negatively impact our future effective tax rate.
Our future effective tax rate may be affected by such factors as changing interpretation of existing laws or regulations, the impact of accounting for equity-based compensation, the impact of accounting for business combinations, changes in our international organization and changes in overall levels of income before tax. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain.

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
We are subject to the income tax laws of the United States, Canada and several other foreign jurisdictions. New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could affect the tax treatment of our U.S. and foreign earnings. Any new taxes could adversely affect our domestic and foreign business operations and our business and financial performance. In addition, existing tax laws, statutes, rules, regulations, or ordinances, such as Section 280E of the Code, discussed in this Annual Report on Form 10-K, could be interpreted, changed, modified or applied adversely to us. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or operating results.
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
We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment of our internal control over financial reporting, under the criteria described in the preceding sentence, management has identified a material weakness in internal control during the year ended December 31, 2022. See the section entitled “Item 9A. Controls and Procedures.” If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Management has been implementing and continues to implement measures to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Risks Related to Our Organizational Structure
In this discussion of risks related to our organizational structure, references to “we,” “us” and “our” generally refer to WM Technology Inc.

We are a holding company and our only material asset is our interest in WMH LLC, and we are accordingly dependent upon distributions made by WMH LLC and its subsidiaries to pay taxes, make payments under the tax receivable agreement and pay dividends.
We are a holding company with no material assets other than our ownership of units of WMH LLC (“WMH Units”) and our managing member interest in WMH LLC. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the tax receivable agreement and pay dividends will depend on the financial results and cash flows of WMH LLC and its subsidiaries and the distributions we receive from WMH LLC. Deterioration in the financial condition, earnings or cash flow of WMH LLC and its subsidiaries, for any reason could limit or impair WMH LLC’s ability to pay such distributions. Additionally, to the extent that we need funds and WMH LLC and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or WMH LLC is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
WMH LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, WMH LLC’s taxable income will be allocated to holders of WMH Units, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of WMH LLC. Under the terms of the amended operating agreement, WMH LLC is obligated to make tax distributions to holders of WMH Units (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the tax receivable agreement (and the cost of administering such payment obligations), which could be significant. We intend to cause WMH LLC to make distributions to holders of WMH Units in amounts sufficient to cover all applicable taxes (calculated at assumed tax rates), relevant operating expenses, payments under the tax receivable agreement and dividends, if any, declared by us. However, as discussed below, WMH LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which WMH LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering WMH LLC insolvent. If our cash resources are insufficient to meet our obligations under the tax receivable agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the tax receivable agreement and therefore accelerate payments due under the tax receivable agreement.
Additionally, although WMH LLC generally will not be subject to any entity-level U.S. federal income tax, it may be liable under U.S. federal tax legislation for adjustments to its tax return, absent an election to the contrary. In the event WMH LLC’s calculations of taxable income are incorrect, its members, including us, in later years may be subject to material liabilities pursuant to this federal legislation and its related guidance.
Dividends on our Class A Common Stock, if any, will be paid at the discretion of our board of directors, which will consider, among other things, our business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on its ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, WMH LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, the liabilities of WMH LLC (with certain exceptions) exceed the fair value of its assets. WMH LLC’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to WMH LLC. If WMH LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.
In certain circumstances, WMH LLC will be required to make distributions to us and the other holders of WMH Units, and the distributions that WMH LLC will be required to make may be substantial.
As discussed above, WMH LLC will generally be required from time to time to make pro rata distributions in cash to us and the other holders of WMH Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other WMH equity holders’ respective allocable shares of the taxable income of WMH LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other holders of WMH Units, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating WMH LLC’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the tax receivable agreement. We will determine in our sole discretion the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, the payment of obligations under the tax receivable agreement and the payment of other expenses. We will have no obligation to distribute such excess cash (or other available cash other than any declared dividend) to the holders of Class A Common Stock. No adjustments to the redemption or exchange ratio of WMH Units for shares of Class A Common Stock will be made as a result of either (i) any cash dividend by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on Class A Common Stock and instead, for example, hold such cash balances or lend them to WMH LLC, WMH LLC equity holders would benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following a redemption or exchange of their WMH Units.
We will be required to pay the WMH LLC Class A equity holders and any other persons that become parties to the tax receivable agreement for certain tax benefits we may receive and the amounts payable may be substantial.

Acquisitions by us of Legacy WMH common units in the Business Combination (as defined in Note 1 to our consolidated financial statements included herein) and subsequent taxable redemptions or exchanges of Class A units representing limited liability company interests of WMH LLC (the “Class A Units”) by the WMH LLC equity holders for shares of Class A Common Stock or cash pursuant to the exchange agreement are expected to result in favorable tax attributes for us.
In connection with the Business Combination we, entered into the tax receivable agreement with WMH Class A equity holders and their representative. Under the tax receivable agreement, we generally will be required to pay to the WMH LLC Class A equity holders, in the aggregate, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) increases to the tax basis of WMH LLC’s assets resulting from acquisitions by us of Legacy WMH common units for cash in the Business Combination and taxable redemptions or exchanges of Class A Units for shares of Class A Common Stock or cash pursuant to the exchange agreement, (ii) tax benefits related to imputed interest or (iii) tax attributes resulting from payments made under the tax receivable agreement. The payment obligations under the tax receivable agreement are our obligations and not obligations of WMH LLC.
The payments we will be required to make under the tax receivable agreement may be substantial. Potential payments will depend on the future tax savings that we will be realize (or, in certain circumstances, are deemed to realize), and the tax receivable agreement payments made by us will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the exchange agreement and the prevailing applicable tax rates applicable to us over the life of the tax receivable agreement and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the tax receivable agreement. Payments under the tax receivable agreement are not conditioned on the WMH LLC Class A equity holders’ continued ownership of us. See Note 15 to our consolidated financial statements included herein.
In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.
Payments under the tax receivable agreement will be based on the tax reporting positions we determine, and the U.S. Internal Revenue Service (“IRS”) or another tax authority may challenge all or a part of the existing tax basis, tax basis increases, or other tax attributes subject to the tax receivable agreement, and a court could sustain such challenge. The parties to the tax receivable agreement will not reimburse us for any payments previously made if such tax basis, or other tax benefits are subsequently disallowed, except that any excess payments made to a party under the tax receivable agreement will be netted against future payments otherwise to be made under the tax receivable agreement, if any, after the determination of such excess.
In addition, the tax receivable agreement provides that if (1) we breach any of our material obligations under the tax receivable agreement (including in the event that we are more than three months late making a payment that is due under the tax receivable agreement, except in the case of certain liquidity exceptions) (2) we are subject to certain bankruptcy, insolvency or similar proceedings, or (3) at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement (with respect to all Class A Units, whether or not such units have been exchanged or redeemed before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the tax receivable agreement. The tax receivable agreement also provides that, upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, (x) our obligations under the tax receivable agreement with respect to Class A Units that have been exchanged or redeemed prior to or in connection with such change of control transaction would accelerate and become payable in a lump sum as described above and (y) with respect to Class A Units that have not been exchanged as of such change of control transaction, our or our successor’s obligations under the tax receivable agreement would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the increased tax deductions and tax basis and other benefits covered by the tax receivable agreement. As a result, upon any acceleration of our obligations under the tax receivable agreement (including upon a change of control), we could be required to make payments under the tax receivable agreement that are greater than 85% of our actual cash tax savings, which could negatively impact our liquidity. The change of control provisions in the tax receivable agreement may also result in situations where the WMH LLC Class A equity holders have interests that differ from or are in addition to those of the holders of our Class A Common Stock.
Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreement depends on the ability of WMH LLC to make distributions to us. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Additional Risks Related to the Cannabis Industry
Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.
Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law. For over eight years, however, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. No reversal of that policy of prosecutorial discretion is expected under a Biden administration given his actions on cannabis to date, and recent statements of Attorney General Merrick Garland discussed further below, although prosecutions against state-legal entities cannot be ruled out entirely at this time.
On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under the Obama administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state legal cannabis activities. Since the Sessions Memo was issued over five years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities. In March 2023, Attorney General Merrick Garland testified in a Congressional hearing that the Department of Justice was continuing its work on a new memorandum regarding cannabis enforcement. Garland stated that the policy will be "very close to what was done in the Cole memorandum" but was yet to be finalized.
We cannot assure that each U.S. Attorney’s Office in each judicial district where we operate will not choose to enforce federal laws governing cannabis sales against state-legal companies like our business clients. The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public sentiment and ongoing prosecutorial discretion. Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws (formerly known as the Rohrabacher-Bluemnauer Amendment, and now known as the Joyce Amendment). In 2021, President Joe Biden became the first president to propose a budget with the Joyce amendment included. The amendment was most recently extended on December 23, 2022, and is effective through September 30, 2023. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years.
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
During his campaign, President Biden promised federal reform on cannabis, including decriminalization generally. In 2022, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research -- bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. This process could, but is not guaranteed to, change the legal status of cannabis on a federal level. Regardless of the ultimate outcome on CSA scheduling, both actions represent significant milestones in the evolution of federal cannabis policy, and President Biden’s promise to decriminalize likely would mean that the federal government would not criminally enforce the Schedule II status against state legal entities, nonetheless, the implications of the potential re-scheduling are not entirely clear for state legal commercial cannabis operators.
Although the U.S. Attorney General is expected to issue policy guidance to federal prosecutors that they should not interfere with cannabis businesses operating in compliance with states’ laws, any such guidance would not have the force of law, and could not be enforced by the courts. The President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. While rescheduling cannabis to the CSA’s Schedule II would ease certain research restrictions, it would not make the state medical or adult-use programs federally legal.
On January 20, 2021, President Biden formally nominated Merrick Garland to his cabinet as the U.S. Attorney General. Confirmation hearings for Attorney General Garland began on February 22, 2021. On the first date of his confirmation hearing, Attorney General Garland stated that he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ: “This is a question of the prioritization of our resources and prosecutorial discretion. It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.” In April 2022, Attorney General Garland reiterated that prosecuting the possession of cannabis is “not an efficient use” of federal resources, especially “given the ongoing opioid and methamphetamine epidemic[s]” facing the nation. And, in March 2023, Attorney General Garland testified that the Department of Justice was continuing its progress on a new cannabis enforcement guidance, which he described as "very close to what was done in the Cole memorandum. While the statement is not a promise to avoid federal interference with state cannabis laws, it does continue to signal that the enforcement priorities of DOJ lie elsewhere.
Furthermore, while industry observers are hopeful that there will continue to be incremental federal cannabis policy reform under a Biden Presidency, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis. Members of the U.S. Congress from both parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it. In the 117th Congress, Senators Cory Booker (D-NJ), Ron Wyden (D-OR) and Chuck Schumer (D-NY) filed the Cannabis Administration And Opportunity Act, a bill that would regulate cannabis and expunge prior cannabis convictions; and Rep. Nancy Mace (R-SC) filed the States Reform Act, which would repeal the federal prohibition of and further regulate cannabis on the federal level. This session has seen additional incremental reform bills, including a bill that would direct the Attorney General of the United States to amend the CSA to move cannabis from schedule I to schedule III of the Act (the “Marijuana 1 to 3 Act”), and a bill to allow medical cannabis patients to purchase and possess firearms (the “Second Amendment Protection Act”). While the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive, and legislative efforts to legalize cannabis or cannabis banking at the national level are likely to continue in 2023. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.
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
As a result of federal-level illegality and the risk that providing services to state-licensed cannabis businesses poses to banks, cannabis-related businesses face difficulties accessing banks that will provide services to them. When cannabis businesses are able to find a bank that will provide services, they face extensive client due diligence in light of complex state regulatory requirements and guidance from FinCEN, and these reviews may be time-consuming and costly, potentially creating additional barriers to financial services for, and imposing additional compliance requirements on, us and our clients. FinCEN requires a party in trade or business to file with the IRS, a Form 8300 report within 15 days of receiving a cash payment of over $10,000. While we receive very few cash payments for the products we sell, if we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, results of operations and financial condition. We cannot assure that our strategies and techniques for designing our products and solutions for our clients will operate effectively and efficiently and not be adversely impacted by any refusal or reluctance of banks to serve businesses that grow and sell cannabis products. A change in banking regulations or a change in the position of the banking industry that permits banks to serve businesses that grow and sell cannabis products may increase competition for us, facilitate new entrants into the industry offering products or solutions similar to those that we offer, or otherwise adversely affect our results of operations. Also, the inability of potential clients in our target market to open accounts and otherwise use the services of banks or other financial institutions may make it difficult for us to conduct business, including receiving payments in a timely manner.
We do not sell cannabis, or products that contain cannabis; accordingly, our company is not part of the cannabis industry that would be restricted from using federal and federally insured banks. However, because of “weed” in our name and the fact that our revenue is generated largely from companies licensed as operators in the cannabis industry, banks have and may continue to consider us to be part of the cannabis industry that is subject to banking restrictions. If we were to lose any of our banking relationships or fail to secure additional banking relationships in the future, we could experience difficulty and incur increased costs in the administration of our business, paying our employees, accepting payments from clients, each of which may adversely affect our reputation or results of operations. Additionally, the closure of many or one of our bank accounts due to a bank’s reluctance to provide services to a business working with state legal cannabis businesses would require significant management attention from us and could materially adversely affect our business and operations. In addition to banks and financial institutions, merchant processors may take a similar view of the risks of working with us since we provide services to cannabis businesses, and loss of any of our merchant processor relationships could have similar results. Moreover, Visa and Mastercard currently prohibit processing of transactions involving cannabis on their networks, and Mastercard has reportedly stated that it is evaluating the inconsistency between U.S. state and federal cannabis law. Although consumers cannot currently purchase products on the Weedmaps marketplace and we do not currently use, nor have we historically used, any of our merchant processing relationships to process payments for cannabis transactions, to the extent Visa or Mastercard extend these restrictions to cannabis-related businesses, our merchant processing relationships could be terminated, or we could be prevented from processing any Visa or Mastercard transactions, which could have a material adverse effect on our business and results of operations.
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
We cannot guarantee that our systems, protocols and practices will prevent all unauthorized or illegal activities by our clients. Our success depends in part on our clients’ ability to operate consistently with the regulatory and licensing requirements of each state, local and regional jurisdiction in which they operate. We have a dedicated Policy & Compliance Operations team that reviews cannabis license information for operational cannabis retail clients, both on submission and on an ongoing basis, to ensure validity and accuracy. We require all operational cannabis retailer clients, including storefronts and delivery services, to display on their WMH listing a valid, unexpired state-issued license number. For certain of our products or services, we request additional verification and documentation. We cannot ensure that the conduct of our clients, who are third parties, and their actions could expose them to legal sanctions and costs, which would in turn, adversely affect our business and operations.
The conduct of third parties may jeopardize our regulatory compliance.
While we are a technology company, not a cannabis licensee, and as such, are not subject to commercial cannabis regulations that apply to cannabis operators, we cannot guarantee that our systems, protocols and practices will prevent any and all unauthorized or illegal activities by our clients. Our success depends in part on our clients’ ability to operate consistently with the regulatory and licensing requirements of each state, local and regional jurisdiction in which they operate. Despite the procedures and protocols in place for license verification by our Policy & Compliance Operations team, any non-compliance by our clients could put our business at risk, as discussed herein, and could also subject us to potential actions by state regulators, to the extent they could be applied to technology service providers, which could materially adversely affect our business, operations, financial condition, brand and reputation.
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
We believe that Section 230(c)(1) provides immunity from civil and state criminal liability to internet service provider intermediaries in the United States, such as us, for content provided on their platforms that they did not create or develop. We do not create or develop the information that appears on our clients’ listing pages and advertising placements, although our moderation teams may take down a client’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our website, such as WM News, WM Learn and WM Policy. All of these sections are general news and information, and none of these sections are advertisements for, or listing pages of, cannabis businesses, except in limited circumstances related to descriptions of certain cannabis strains. For additional information about Section 230, see the section captioned “Risk Factors—Risks Related to our Business and Industry.” Our clients are subject to licensing and related requirements under applicable laws and regulations, and our own compliance policies, and some of our clients currently and in the future may not be in compliance with all such requirements. Despite our belief that we are protected by Section 230, it is possible that we are not, which would subject us to legal, business and operational risks. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, recently enacted legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations.
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
Section 280E of the Code does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations, which directly affects our clients, who are cannabis retailers. However, Section 280E and related IRS enforcement activity have had a significant impact on the operations of all cannabis companies. While the Section does not directly affect our Company, it lowers our clients’ profitability, and could result in decreased demand for our listing and marketing services. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. This affects us because our sales and operating results could be adversely affected if our clients decrease their marketing budgets and are operating on lower profit margins as a result of unfavorable treatment by the Code.
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

Insurance that is otherwise readily available, such as general liability and directors’ and officers’ insurance, is more difficult for us to find and is more expensive or contains significant exclusions because our clients are cannabis industry participants. There are no guarantees that we will be able to find such insurance coverage in the future or that the cost will be affordable to us. If we are forced to go without such insurance coverage, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities. If we experience an uninsured loss, it may result in loss of anticipated cash flow and could materially adversely affect our results of operations, financial condition and business.
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
We may be subject to Telephone Consumer Protections Act (“TCPA”) risks for our communications with consumers.
Our acquisitions of Cannveya and Sprout will continue to put us directly into contact with consumers and their data. Additionally, we are exploring products for our Weedmaps for Business customers that would permit them to directly contact consumers. The TCPA restricts calls or text messages to cellphones made using an “automatic telephone dialing system” without first obtaining the prior express consent of the called or texted party, in addition to other restrictions on contacting customers directly. Cannveya provides a means for our clients to communicate directly with their customers, and may expose us to potential lawsuits under the TCPA, if those third party clients do not adhere to TCPA restrictions. Even if the third party clients do adhere to the TCPA, we still run the risk of private lawsuits against us. While we have in place systems and policies for TCPA compliance, our direct communications with consumers (including on behalf of our clients) may put us at risk of a TCPA lawsuit.
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
As of December 31, 2022, our affiliates, executive officers, directors and their respective affiliates as a group beneficially own approximately 36.5% of our outstanding Class A Common Stock and Class V Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, other similar actions, any other action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware and any action or proceeding concerning the validity of our Certificate of Incorporation or our Bylaws may be brought only in the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, our stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.
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
Sale of a substantial number of our shares in the public market could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.
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
To the extent the Public Warrants or other exercisable securities are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to the holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the selling security holders could increase the volatility of the market price of our Class A Common Stock or adversely affect the market price of our Class A Common Stock.

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
The trading price of our Class A Common Stock and the Public Warrants have been, and may continue to be, volatile, and the value of our Class A Common Stock and Warrants may decline.
The market price of our Class A Common Stock and the Public Warrants have been and may continue to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including:
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
Furthermore, the stock markets frequently experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, elections, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A Common Stock and the Public Warrants. As a result of such fluctuations, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation or derivative litigation. For example, stockholders have filed or threatened to file derivative lawsuits, purportedly on our behalf, in the past and may do so in the future. Such litigation could result in substantial costs and divert our management’s attention from other business concerns.
General Risk Factors
The impact of global, regional or local economic and market conditions may adversely affect our business, operating results and financial condition.
Our performance is subject to global economic conditions and economic conditions in one or more of our key markets, which impact spending by our clients and consumers. A majority of our clients are small and medium-sized businesses that operate one or two retail locations, and their access to capital, liquidity and other financial resources is constrained due to the regulatory restrictions applicable to cannabis businesses. As a result, these clients have been and may be further disproportionately affected by economic downturns.
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
Catastrophic events may disrupt our business and impair our ability to provide our platform to clients and consumers, resulting in costs for remediation, client and consumer dissatisfaction and other business or financial losses.
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
We have incurred increased costs and administrative burden as a result of operating as a public company, and our management will continue to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”), as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss or reduce our net income. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, our recent identification in a material weakness over our internal controls over financial reporting and any additional material weaknesses or significant deficiency in the internal control over financial reporting that we or our independent registered public accounting firm may identify in the future), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We currently maintain our executive offices at 41 Discovery, Irvine, California 92618, pursuant to an operating lease that expires in 2025. We have built out a second headquarter space in Los Angeles, California, pursuant to an operating lease that expires in 2031. We lease or license additional offices in Denver, Colorado.
We consider our current office space adequate to meet our ongoing needs. However, from time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms.
ITEM 3.    LEGAL PROCEEDINGS
The information set forth under "Commitment and Contingencies—Litigation" in Note 4 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.
As previously reported, in the second quarter of 2022, our board of directors received an internal complaint regarding the calculation, definition and reporting of our monthly active users (“MAUs”) metric. In response, the board of directors formed a special committee (the “Special Committee”) of independent directors to conduct an internal investigation with the assistance of outside counsel. As a result of the findings of that internal investigation, we provided certain additional information regarding the growth and nature of our previously-reported MAUs in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022. This investigation found no impact on our financial results under GAAP or the reporting or disclosure of any currently disclosed non-GAAP financial metric. As also previously reported, in the third quarter of 2022, we determined not to report MAUs going forward. In August 2022, our board of directors determined to voluntarily report the internal complaint and subsequent internal investigation to the SEC. Since that date, we have received two subpoenas from the SEC’s Division of Enforcement requesting additional information and documents. In addition, the SEC has issued subpoenas to several of our current and former employees seeking their testimony. We have been fully cooperating with the SEC’s investigation. Such investigations are inherently uncertain and their results cannot be predicted with certainty, but could result in penalties or other sanctions against the company, as well as negative publicity and reputational harm. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “MAPS” and “MAPSW”, respectively. As of March 10, 2023, there were 92,573,466 shares of Class A Common Stock issued and outstanding and 55,486,361 shares of our Class V common stock (the “Class V Common Stock”) issued and outstanding. No market exists for the Class V Common Stock.
Holders of Record
As of March 10, 2023, there were 145 holders of record of our Class A Common Stock, 12 holders of record of our Class V Common Stock and 2 holders of record of our Public Warrants.
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
Stock Performance Graph
The following graph compares the cumulative return to stockholders for $100 invested in our common stock relative to the cumulative total return of the Russell 2000 Index and S&P 500 Information Technology Index since October 2019. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Cumulative Total Return
$250
$200
$150
$100
$50
$0
10/1/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
MAPS
Russell 2000
S&P 500 Information Technology Index

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
On September 3, 2021, the Company entered into the Asset Purchase Agreement with Sprout, Text Ripple, WM Loyalty, LLC, certain equityholders of Sprout and Text Ripple and Jaret Christopher, as sellers’ representative pursuant to which the Company acquired certain assets of Sprout for a total consideration of approximately $31.2 million, including the issuance by the Company of 1,244,258 shares of Class A Common Stock. The shares were issued in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.
On September 28, 2021, Ghost Management Group, LLC, a subsidiary of the Company, entered into the Equity Interest Purchase Agreement with TLHC, certain securityholders of TLHC and Justin Morris, as sellers’ representative, pursuant to which the Company acquired all of the equity interests of TLHC for total consideration of approximately $15.1 million, including the issuance by the Company of 694,540 shares of Class A Common Stock. The shares were issued in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.
On January 14, 2022, Ghost Management Group, LLC, a subsidiary of the Company, entered into the Equity Interest Purchase Agreement with Eyechronic LLC, pursuant to which the Company acquired all of the equity interests of Eyechronic LLC for total consideration of approximately $29.4 million, including the issuance by the Company of 5,399,553 shares of Class A Common Stock. The shares were issued in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.
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
Overview
On June 16, 2021, WM Holding Company, LLC (when referred to in its pre-Business Combination capacity, “Legacy WMH” and following the Business Combination, “WMH LLC”) completed its previously announced business combination (the “Business Combination”) with Silver Spike Acquisition Corp (“Silver Spike”). In connection with the closing, Silver Spike changed its name to WM Technology, Inc. As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our,” and similar references refer to WM Technology, Inc, and its subsidiaries following the Business Combination and to Legacy WMH prior to the Business Combination.
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the United States, U.S. territories and Canadian legalized cannabis markets. Our comprehensive business-to-consumer (“B2C”) and business-to-business (“B2B”) suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace provides cannabis consumers with information regarding cannabis retailers and brands. In addition, the Weedmaps marketplace aggregates data from a variety of sources including retailer point-of-sale solutions to provide consumers with the ability to browse by strain, price, cannabinoids and other information regarding locally available cannabis products, through our website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers (retailers complete orders and process payments outside of the Weedmaps marketplace as Weedmaps serves only as a portal, passing a consumer’s inquiry to the dispensary). The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. We believe the size, loyalty and engagement of our user base and the frequency of consumption of cannabis of our user base is highly valuable to our clients and results in clients paying for our services catered towards cannabis retailers, delivery services and brands that streamline front and back-end operations and help manage compliance needs. These tools support cannabis businesses at every stage in the consumer funnel, enabling them to:
•Strategically reach prospective cannabis consumers;
•Manage pickup, delivery and inventory in compliance with local regulations;
•Help improve the customer experience by creating online browsing and ordering functionality on a brand or retailer (including delivery) operator’s website and by extending that functionality in-store with kiosks;
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

Our solutions are designed to address these challenges facing cannabis consumers and businesses. The Weedmaps marketplace allows cannabis users to search for and browse cannabis products from retailers and brands, and ultimately reserve products from certain local retailers, in a manner similar to other technology platforms with breadth and depth of product, brand and retailer selection. With the development of Weedmaps for Business, we offer an end-to-end platform for licensed cannabis retailers to comply with state law. We sell a monthly subscription offering to storefront, delivery and brand clients as well as upsell and add-on offerings to licensed clients. Our current subscription package includes:
•WM Listings: A listing page with product menu for a retailer or brand on the Weedmaps marketplace, enabling our clients to be discovered by the marketplace’s users. This also allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law;
•WM Orders: Software for retailers to receive pickup and delivery orders directly from a Weedmaps listing and connect orders directly with a client’s POS system (for certain POS systems). The marketplace also enables brands to route customer purchase interest to a retailer that carries the brand’s product. After a dispensary receives the order request from the consumer, the dispensary and the consumer can continue to communicate, adjust items in the request, and handle any stock issues, prior to and while the dispensary processes and fulfills the order;
•WM Store: Customizable orders and menu embed, which allows retailers and brands to import their Weedmaps listing menu or product reservation functionality to their own white-labeled WM Store website or separately owned website. WM Store facilitates customer pickup or delivery orders and enables retailers to reach more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website;
•WM Connectors: A centralized integration platform, including API tools, for easier menu management, automatic inventory updates and streamlined order fulfillment to enable clients to save time and more easily integrate into the WM Technology ecosystem and integrate with disparate software systems. This creates business efficiencies and improves the accuracy and timeliness of information across Weedmaps, creating a more positive experience for consumers and businesses; and
•WM Insights: An insights and analytics platform for clients leveraging data across the Weedmaps marketplace and software solutions. WM Insights provides data and analytics on user engagement and traffic trends to a client’s listing page. For Brand clients, WM Insights allows them to monitor their brand and product rankings, identify retailers not carrying products and keep track of top brands and products by category and state.
We also offer other add-on products for additional fees, including:
•WM Ads: Ad solutions on the Weedmaps marketplace designed for clients to amplify their businesses and reach more highly engaged cannabis consumers throughout their buying journey including:
◦Featured Listings: Premium placement ad solutions on high visibility locations on the Weedmaps marketplace (desktop and mobile) to amplify our clients’ businesses and maximize clients’ listings and deal presence.
◦WM Deals: Discount and promotion pricing tools that let clients strategically reach prospective price-conscious cannabis customers with deals or discounts to drive conversion. In some jurisdictions, it is required by applicable law to showcase discounts).
◦Other WM Ads solutions: Includes banner ads and promotion tiles on the Company’s marketplace as well as banner ads that can be tied to keyword searches. These products provide clients with targeted ad solutions in highly visible slots across the Company’s digital surfaces.

•WM AdSuite: Omni-channel (on and off platform) marketing solution with access to the Weedmaps marketplace and cannabis-friendly off marketplace outlets including certain publishers, out-of-home units in addition to other media solutions. These campaigns leverage proprietary first-party Weedmaps data to target verified cannabis consumers.
•WM CRM: Customer relationship management software allowing clients to reach new consumers, build loyalty, and grow revenue with our compliant app, text and marketing tools. The tools also allow for retargeting and re-engagement of cannabis consumers
•WM Dispatch: Compliant, automated and optimized logistics and fulfillment last-mile delivery software (including driver apps) that helps clients manage their delivery fleets. This product streamlines the delivery experience from in-store to front-door.
•WM Screens: In-store digital menu signage and kiosk solution and media management tool enabling clients to enhance the in-store experience, impact omnichannel retail and centralize operations with revenue-driving and customizable digital signage.
We charge a monthly fee to retailer, delivery and brand clients for access to our subscription package, which includes WM Listings, WM Orders, WM Store, WM Connectors and WM Insights. Depending on the market, the other add-on products are available for additional fees.
We sell our Weedmaps for Business suite in the United States, currently offer some of our Weedmaps for Business solutions in Canada and have a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of December 31, 2022, we actively operated in over 30 U.S. states and territories that have adult-use and/or medical-use regulations in place. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
Our mission is to power a transparent and inclusive global cannabis economy. Our technology addresses the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis users in a legally compliant fashion. Over the past 14 years, Weedmaps has become a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Weedmaps for Business is a set of eCommerce-enablement tools designed to help retailers and brands get the best out of the Weedmaps’ consumer experience, create labor efficiencies and manage compliance needs.
We hold a strong belief in the importance of enabling safe, legal access to cannabis for consumers worldwide. We believe we offer the only comprehensive software platform that allows cannabis retailers to reach their target audience, quickly and cost effectively, addressing a wide range of needs. We are committed to building the software solutions that power cannabis businesses compliantly in the industry, to advocating for legalization, licensing and social equity of cannabis and to facilitating further learning through partnership with subject matter experts to provide detailed, accurate information about cannabis.
We have grown the Weedmaps marketplace to become the premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,457 average monthly paying business clients during the year ended December 31, 2022, on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased over 9,500 listing pages as of December 31, 2022. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Our weedmaps.com website, our iOS Weedmaps mobile application and our Android Weedmaps mobile application also have educational content including news articles, information about cannabis strains, a number of “how-to” guides, policy white-papers and research to allow consumers to educate themselves on cannabis and its history, uses and legal status. While consumers can discover cannabis products, brands and retailers on our website, we neither sell (or fulfill purchases of) cannabis products, nor do we process payments for cannabis transactions across our marketplace or SaaS solutions.
As we continue to expand the presence and increase the number of consumers on the Weedmaps marketplace and broaden our offerings, we generate more value for our business clients. As we continue to expand the presence and increase the number of cannabis businesses listed on weedmaps.com, we become a more compelling marketplace for consumers. To capitalize on the growth opportunities of our two-sided marketplace and solutions, we plan to continue making investments in raising brand awareness, increasing penetration within existing markets and expanding to new markets, as well as continuing to develop and monetize new solutions to extend the functionality of our platform. These investments serve to deepen the consumer experience with our platform and continue to provide a high level of support to our business clients.

Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	Years Ended December 31,
	2022	2021	2020
	(dollars in thousands, except for revenue per paying client)
Revenues	$215,531	$193,146	$161,791
Net (loss) income	$(82,651)	$152,218	$38,830
EBITDA(1)	$107,924	$156,042	$42,808
Adjusted EBITDA(1)	$(9,633)	$31,698	$42,808
Average monthly revenue per paying client(2)	$3,291	$3,711	$3,256
Average monthly paying clients(3)	5,457	4,337	4,140
___________________________
(1)For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), see “Net Income (Loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts” below.
(2)Average monthly revenue per paying client is defined as the average monthly revenue for any particular period divided by the average monthly paying clients in the same respective period.
(3)Average monthly paying clients are defined as the average of the number of paying clients billed in a month across a particular period (and for which services were provided).
Revenue
We offer our Weedmaps for Business solution as a monthly subscription package that includes (based on availability within any given market and state-level regulations): (i) a listing page with product menu on weedmaps.com, our iOS Weedmaps mobile application and our Android Weedmaps mobile application, which allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law, (ii) the ability to receive reservations of products for pickup by consumers or delivery to consumers (either on weedmaps.com, on a white labeled WM Store website or third-party websites through our orders and menu embed product), (iii) a customizable menus for brands, retailers and delivery operators to embed on their website, (iv) access to our APIs, including real-time connectivity between Weedmaps for Business to a point-of-sale system (“POS”) to streamline workflows and promote compliance through accuracy and (v) analytics dashboards. We also offer add-on and a la carte products and services for additional fees, including advertising and customer relationship management (“CRM”) software, among other things (for a description of these services, see Item 1. Business). Finally, we offer a growing set of offerings for brands to reach consumers and retailers as well as manage their brand catalog information.

.

Net Income (Loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts
Our financial statements, including net income (loss), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For more information regarding the components within our net income (loss), see “Components of Our Results of Operations” below.
Net loss for the year ended December 31, 2022 was $82.7 million compared to net income of $152.2 million for the year ended December 31, 2021. The decrease in net income of $234.9 million was primarily due to an increase in operating expense of $83.8 million, which includes severance costs of $8.1 million related to the reduction in force and executive departures that occurred in the second half of 2022, a comparatively unfavorable change in fair value of warrant liability of $141.1 million and an increase in provision from income taxes of $179.7 million resulting from the full valuation recorded against our deferred tax assets, offset by an increase in revenue of $22.4 million, an income from the change in tax receivables agreement liability of $142.4 million resulting from the remeasurement of the Tax Receivable Agreement liability and a decrease in other expense of $5.0 million, which primarily relates to the transaction costs incurred in the year ended December 31, 2021, related to the warrant liability.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts, all of which are non-GAAP financial measures that we calculate as net income (loss) before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, change in tax receivable agreement liability, impairment charges, transaction related bonuses, transaction costs, legal settlements and other legal costs, reduction in force and executive departures and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Adjusted EBITDA is further adjusted to exclude provision for doubtful accounts for the case of Adjusted EBITDA before Provision for Doubtful Accounts. Below we have provided a reconciliation of net (loss) income (the most directly comparable GAAP financial measure) to EBITDA; from EBITDA to Adjusted EBITDA; and from Adjusted EBITDA to Adjusted EBITDA before Provision for Doubtful Accounts.
We present EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts because these metrics are a key measure used by our management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of investment capacity. Accordingly, we believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.
Each of EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts has limitations as an analytical tool, and you should not consider any of these non-GAAP financial measures in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts do not reflect changes in, or cash requirements for, our working capital needs; and
•EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts do not reflect tax payments that may represent a reduction in cash available to us.
Because of these limitations, you should consider EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts alongside other financial performance measures, including net income (loss) and our other GAAP results.

A reconciliation of net (loss) income to non-GAAP EBITDA, Adjusted EBITDA and Adjusted EBITDA before Provision for Doubtful Accounts is as follows:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net (loss) income	$(82,651)	$152,218	$38,830
Provision for (benefit from) income taxes	179,077	(601)	—
Depreciation and amortization expenses	11,498	4,425	3,978
EBITDA	107,924	156,042	42,808
Stock-based compensation	23,493	29,324	—
Change in fair value of warrant liability	(25,370)	(166,518)	—
Warrant transaction costs	—	5,547	—
Impairment	4,317	2,372	—
Transaction related bonus expense	10,119	2,200	—
Transaction costs	251	2,583	—
Legal settlements and other legal costs	3,909	148	—
Change in tax receivable agreement liability	(142,352)	—	—
Reduction in force and executive departures	8,076	—	—
Adjusted EBITDA	$(9,633)	$31,698	$42,808

Provision for doubtful accounts	17,216	5,487	1,271
Adjusted EBITDA before provision for doubtful accounts	$7,583	$37,185	$44,079
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

	Years Ended December 31,
	2022	2021	2020
Average monthly revenue per paying client	$3,291	$3,711	$3,256
Average Monthly Paying Clients
We define average monthly paying clients as the monthly average of clients billed each month over a particular period (and for which services were provided). Our paying clients include both individual cannabis businesses as well as retail websites or businesses within a larger organization that have independent relationships with us, many of whom are owned by holding companies where decision-making is decentralized such that purchasing decisions are made, and relationships with us are located, at a lower organizational level. In addition, any client may choose to purchase multiple listing solutions for each of their retail websites or businesses.
Average monthly paying clients for the year ended December 31, 2022 increased 26% to 5,457 average monthly paying clients from 4,337 average monthly paying clients in the same period in 2021. The increase in average monthly paying clients in 2022 as compared to the same periods in 2021 was primarily due to new client acquisitions across existing and new states and new clients assumed through acquisitions. This growth was partially offset by a decline in our average monthly revenue per paying client. We expected these pressures given the continued liquidity challenges that clients are facing.

	Years Ended December 31,
	2022	2021	2020
Average monthly paying clients	5,457	4,337	4,140

Quarterly Key Operating Metrics

	Three Months Ended December 31,
	2022	2021	2020
Average monthly revenue per paying client	$2,888	$3,789	$3,825
Average monthly paying clients	5,689	4,766	3,863
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
Prices of certain commodity products, including gas prices, are historically volatile and subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs, inflation and the military conflict between Russia and Ukraine. Increasing prices in the component materials for the goods or services of our clients may impact their ability to maintain or increase their spend with us and their ability to pay their invoices on time. Rapid and significant changes in commodity prices, such as fuel, may negatively affect our revenue if our clients are unable to mitigate inflationary increases through various customer pricing actions and cost reduction initiatives. This could also negatively impact our net dollar retention and our collections on accounts receivable.
Regulation and Maturation of Cannabis Markets
We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult-use and the regulatory environment continues to develop. Thirty-eight states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-one of those states, the District of Columbia, Guam and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Nine additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 14-year operating history to enter new markets.
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
Furthermore, we compete with cannabis-focused and general two-sided marketplaces, internet search engines and various other newspaper, television and media companies and other software providers. We expect competition to intensify in the future as the regulatory regime for cannabis becomes more settled and the legal market for cannabis becomes more accepted, which may encourage new participants to enter the market, including established companies with substantially greater financial, technical and other resources than existing market participants. Our current and future competitors may also enjoy other competitive advantages, such as greater name recognition, more offerings and larger marketing budgets.
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
We offer our Weedmaps for Business solution as a monthly subscription package that includes (based on availability within any given market and state-level regulations): (i) a listing page with product menu on weedmaps.com, our iOS Weedmaps mobile application and our Android Weedmaps mobile application, which allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law, (ii) the ability to receive reservations of products for pickup by consumers or delivery to consumers (either on weedmaps.com, on a white labeled WM Store website or third-party websites through our orders and menu embed product), (iii) a customizable menus for brands, retailers and delivery operators to embed on their website, (iv) access to our APIs, including real-time connectivity between Weedmaps for Business to a point-of-sale system (“POS”) to streamline workflows and promote compliance through accuracy and (v) analytics dashboards. We also offer add-on and a la carte products and services for additional fees, including advertising and customer relationship management (“CRM”) software, among other things. Finally, we offer a growing set of offerings for brands to reach consumers and retailers as well as manage their brand catalog information. Our subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. For clients that pay us in advance for listing and other services, we record deferred revenue and recognized revenue over the applicable subscription term.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues primarily consists of web hosting, internet service and credit card processing costs. Cost of sales is primarily driven by increases in revenue leading to increases in credit card processing and web hosting cost. We expect our cost of revenue to continue to increase on an absolute basis and remain relatively flat as a percentage of revenue as we scale our business and inventory costs related to multi-media offerings
Selling and Marketing Expenses
Selling and marketing expenses consist of salaries and benefits, stock-based compensation expense, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, events cost and branding and advertising costs. We expect our sales and marketing expenses to increase on an absolute basis as we enter new markets. Over the longer term, we expect sales and marketing expense to increase in a manner consistent with revenue growth, however, we may experience fluctuations in some periods as we enter and develop new markets or have large one-time marketing projects.
Product Development Expenses
Product development costs consist of salaries and benefits and stock-based compensation expense for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred. The majority of our new software development costs have historically been expensed. We believe that continued investment in our platform is important for our growth and expect our product development expenses will increase in a manner consistent with revenue growth as our operations grow.
General and Administrative Expenses
General and administrative expenses consist primarily of payroll, benefit costs and stock-based compensation expense for our employees involved in general corporate functions including our senior leadership team as well as costs associated with the use by these functions of software and facilities and equipment, such as rent, insurance and other occupancy expenses. General and administrative expenses also include provision for doubtful accounts and professional and outside services related to legal and other consulting services. General and administrative expenses are primarily driven by increases in headcount required to support business growth and meeting our obligations as a public company. We expect general and administrative expenses to decline as percentage of revenue as we scale our business and leverage investments in these areas.
Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, furniture and fixtures, leasehold improvements, capitalized software development costs and amortization of intangibles. We expect depreciation and amortization expenses to increase on an absolute basis for the foreseeable future as we scale our business.
Other Income (Expense)
Other expense consists primarily of transaction costs related to the warrants, political contributions, interest expense, legal settlements, financing fees and other tax related expenses. Other income (expense) consists primarily of change in fair value of warrant liability and change in tax receivable agreement liability.
Provision for (Benefit from) Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more-likely-than-not that all or a portion of a deferred tax asset will not be recognized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. See Note 15 to our consolidated financial statements included herein.

Results of Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues	$215,531	$193,146	$161,791

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	15,407	7,938	7,630
Sales and marketing	82,624	56,119	30,716
Product development	50,520	35,395	27,142
General and administrative	125,104	97,447	51,127
Depreciation and amortization	11,498	4,425	3,978
Total operating expenses	285,153	201,324	120,593
Operating (loss) income	(69,622)	(8,178)	41,198
Other income (expense)
Change in fair value of warrant liability	25,370	166,518	—
Change in tax receivable agreement liability	142,352	—	—
Other expense, net	(1,674)	(6,723)	(2,368)
Income before income taxes	96,426	151,617	38,830
Provision for (benefit from) income taxes	179,077	(601)	—
Net (loss) income	(82,651)	152,218	38,830
Net income attributable to noncontrolling interests	33,338	91,835	—
Net (loss) income attributable to WM Technology, Inc.	$(115,989)	$60,383	$38,830

	Years Ended December 31,
	2022	2021	2020
Revenues	100%	100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	7%	4%	5%
Sales and marketing	38%	29%	19%
Product development	23%	18%	17%
General and administrative	58%	50%	32%
Depreciation and amortization	5%	2%	2%
Total operating expenses	132%	104%	75%
Operating (loss) income	(32)%	(4)%	25%
Other income (expense)
Change in fair value of warrant liability	12%	86%	0%
Change in tax receivable agreement liability	66%	0%	0%
Other expense, net	(1)%	(3)%	(1)%
Income before income taxes	45%	78%	24%
Provision for (benefit from) income taxes	83%	0%	0%
Net (loss) income	(38)%	79%	24%
Net income attributable to noncontrolling interests	15%	48%	0%
Net (loss) income attributable to WM Technology, Inc.	(54)%	31%	24%

Comparison of Years Ended December 31, 2022 and 2021
Revenues

	Years Ended December 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Revenues	$215,531	$193,146	$22,385	12%

Total revenues increased by $22.4 million, or 12% for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily driven by a 26% increase in average monthly paying clients. Our growth in average monthly paying clients primarily reflects growth in our featured and deal listings of $11.1 million, Weedmaps for Business and other SaaS subscriptions of $8.1 million and other ad solutions of $3.2 million. For the year ended December 31, 2022, featured and deal listings, Weedmaps for Business and other SaaS subscriptions and other ad solutions represented 69%, 24% and 7% of our total revenues, respectively.
Cost of Revenues (exclusive of depreciation and amortization)

	Years Ended December 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization)	$15,407	$7,938	$7,469	94%
Gross margin	93%	96%
Cost of revenues was $15.4 million for the year ended December 31, 2022 compared to $7.9 million for the same period in 2021. The $7.5 million increase was primarily related to an increase of $5.7 million for cost of revenues associated with WM CRM and WM AdSuite and an increase of $1.7 million for server costs.

Sales and Marketing Expenses

	Years Ended December 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$82,624	$56,119	$26,505	47%
Percentage of revenue	38%	29%
Sales and marketing expenses increased by $26.5 million, or 47% for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily related to an increase in personnel-related costs of $25.4 million, an increase in outside service of $3.5 million and an increase in travel expense of $0.9 million, offset by decreases in web advertising expense of $2.9 million and events expense of $0.8 million. The $25.4 million personnel-related costs include increases in salaries and wages of $15.1 million and payroll tax of $1.0 million, as a result of increased headcount in 2022, bonus expense of $8.9 million and stock-based compensation expense of $0.4 million. The increase in bonus expense for the year ended December 31, 2022 includes $7.1 million of bonus expense in connection with prior acquisitions.
Product Development Expenses

	Years Ended December 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Product development expenses	$50,520	$35,395	$15,125	43%
Percentage of revenue	23%	18%
Product development expenses increased by $15.1 million, or 43% for the year ended December 31, 2022 compared to the same period in 2021. This increase was primarily due to increases in personnel-related costs of $13.4 million and outside services expense of $1.5 million. The increase in personnel-related costs was primarily due to increased headcount and includes increases in salaries and wages of $13.8 million and bonus expense of $5.4 million, offset by an increase in capitalized software development costs of $6.4 million related to certain costs capitalized for the development or enhancement of our Weedmaps platform. The increase in bonus expense for the year ended December 31, 2022 includes $2.6 million of bonus expense in connection with prior acquisitions.
General and Administrative Expenses

	Years Ended December 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
General and administrative expenses	$125,104	$97,447	$27,657	28%
Percentage of revenue	58%	50%
General and administrative expenses increased by $27.7 million, or 28% for the year ended December 31, 2022 compared to the same period in 2021. This increase was primarily due to an increase in provision for doubtful accounts of $11.7 million, an increase in professional fees of $5.0 million, an increase in salaries and wages of $4.3 million, an increase in insurance costs of $1.6 million as a result of additional insurance coverage as a public company, an increase in software expense of $2.8 million, an increase in employee benefits expense of $2.6 million, an increase in facilities expense of $2.0 million, an increase in severance expense of $7.0 million related to the reduction in force and executive departures in the 2022 period and an increase in impairment loss of $1.9 million. The increase in provision for doubtful accounts included a higher reserve for at-risk customers that indicated financial difficulties due to the impact from macroeconomic factors. These increases were partially offset by decreases in stock-based compensation expense of $6.3 million, rent expense of $2.4 million, outside services expense of $1.1 million and bonus expense of $1.4 million. Stock-based compensation expense decreased primarily due to a decrease in expense related to our Class P Units, offset by an increase in expense related to our RSUs.
Depreciation and Amortization Expense

	Years Ended December 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Depreciation and amortization expense	$11,498	$4,425	$7,073	160%
Percentage of revenue	5%	2%
Depreciation and amortization expense increased by $7.1 million, or 160%, for the year ended December 31, 2022, compared to the same period in 2021. The increase was primarily due to an increase in capitalized software amortization of $5.1 million, an increase in intangible asset amortization of $1.4 million and an increase in fixed asset depreciation of $0.6 million. Capitalized software amortization included accelerated depreciation of $1.1 million related to discontinued product features of WM Retail in the first quarter of 2022.
Other Income, net

	Years Ended December 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$25,370	$166,518	$(141,148)	(85)%
Change in tax receivable agreement liability	142,352	—	142,352	100%
Other expense, net	(1,674)	(6,723)	5,049	(75)%
Other income, net	$166,048	$159,795	$6,253	4%
Percentage of revenue	77%	83%
Other income, net increased by $6.3 million for the year ended December 31, 2022 compared to the same period in 2021. The increase in other income was primarily due to comparatively unfavorable changes in fair value of warrant liability of $141.1 million, offset by income from changes in tax receivable agreement liability of $142.4 million. For more information regarding the tax receivable agreement liability remeasurement, see Note 15 to our consolidated financial statements included herein. The decrease in other expense, net of $5.0 million was primarily due to warrant transaction costs of $5.5 million related to the Business Combination incurred during 2021.
Provision for (Benefit from) Income Taxes

	Years Ended December 31,		Change
	2022	2021	($)	(%)
	(dollars in thousands)
Provision for (benefit from) income taxes	$179,077	$(601)	$179,678	N/M
Percentage of revenue	83%	—%
________________________________
N/M - Not meaningful
Provision for income taxes increased by $179.7 million for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to a full valuation allowance that was recorded against our deferred tax assets during the year ended December 31, 2022. See Note 15 to our consolidated financial statements included herein.
Comparison of Years Ended December 31, 2021 and 2020
For a discussion of the Results of Operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the SEC on February 25, 2022.
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
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	As of December 31,
	2022	2021
	(in thousands)
Cash	$28,583	$67,777
Accounts receivable, net	$17,438	$17,550
Working capital	$8,660	$61,134
As of December 31, 2022 and December 31, 2021, we had cash of $28.6 million and $67.8 million, respectively. During the second quarter of fiscal year 2021, we completed the Business Combination, resulting in proceeds of approximately $80.0 million. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our near-term capital expenditures from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(11,621)	$30,190	$39,236
Net cash used in investing activities	$(17,768)	$(30,435)	$(1,311)
Net cash (used in) provided by financing activities	$(9,805)	$48,103	$(22,974)

Net Cash (Used in) Provided by Operating Activities
Cash from operating activities consists primarily of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, change in tax receivable agreement liability, impairment loss, stock-based compensation, provision for doubtful accounts, deferred taxes and the effect of changes in working capital.
Net cash used in operating activities for the year ended December 31, 2022 was $11.6 million, which resulted from net loss of $82.7 million, together with a net cash inflows of $3.2 million from changes in operating assets and liabilities and non-cash items of $67.9 million, consisting of depreciation and amortization of $11.5 million, fair value of warrant liability of $25.4 million, impairment loss of $4.3 million, stock-based compensation expense of $23.5 million, tax receivable agreement remeasurement of $142.4 million, changes in deferred tax assets of $179.1 million and provision for doubtful accounts of $17.2 million. The net cash inflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivable of $16.3 million, a decrease in deferred revenue of $1.9 million, partially offset by a decrease in prepaid expenses and other assets of $7.2 million and an increase in accounts payable and accrued expenses of $14.1 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.

Net cash provided by operating activities for the year ended December 31, 2021 was $30.2 million, which resulted from net income of $152.2 million, together with net cash inflows of $3.7 million from changes in operating assets and liabilities and non-cash items of $125.8 million, consisting of depreciation and amortization of $4.4 million, fair value of warrant liability of $166.5 million, impairment loss of $2.4 million, stock-based compensation expense of $29.3 million, changes in deferred tax assets of $0.8 million and provision for doubtful accounts of $5.5 million. The net cash inflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivables of $13.6 million, an increase in accounts payable and accrued expenses of $6.6 million, partially offset by a decrease in prepaid expenses and other current assets of $7.9 million and an increase in deferred revenue of $2.8 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the year ended December 31, 2020 was $39.2 million, which resulted from net income of $38.8 million, together with net cash outflows of $4.8 million from changes in operating assets and liabilities and non-cash items of $5.2 million, consisting of depreciation and amortization of $4.0 million and provision for doubtful accounts of $1.3 million. The net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivables of $6.8 million, a decrease in accounts payable and accrued expenses of $0.3 million and an increase in prepaid expenses and other current assets of $3.0 million. These changes were partially offset by an increase in deferred rent of $3.7 million, an increase in deferred revenue of $0.9 million and a decrease in other assets of $0.7 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipt and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $17.8 million, which resulted from $0.7 million net cash paid for acquisitions, $16.1 million cash paid for purchases of property and equipment, including certain capitalized software development cost, and $1.0 million cash paid for an acquisition holdback release.
Net cash used in investing activities for the year ended December 31, 2021 was $30.4 million, which resulted from $16.0 million net cash paid for acquisitions, $7.9 million cash paid for purchases of property and equipment, including certain capitalized software development cost, and $6.5 million cash paid for other investments.
Net cash used in investing activities for the year ended December 31, 2020 was $1.3 million for purchases of property and equipment.
Net Cash (Used in) Provided by Financing Activities
Net Cash used in financing activities for the year ended December 31, 2022 was $9.8 million, which resulted from $2.4 million of distribution payments to members of WMH LLC and $7.3 million for repayment of insurance premium financing.
Net cash from financing activities for the year ended December 31, 2021 was $48.1 million, which resulted from net proceeds from the Business Combination of $80.0 million, offset by $19.0 million of distribution payments to members of WMH LLC, $7.1 million for repayment of insurance premium financing, $5.6 million paid for the repurchase of Class B Units and $0.2 million for repayments of notes payable to members.
Net cash used in financing activities for the year ended December 31, 2020 was $23.0 million, which resulted from $22.0 million of distribution payments to members of WMH LLC, $0.6 million for repayment of insurance premium financing and $0.4 million paid for the repurchase of Class B Units.
Contractual Obligations and Commitments
We have non-cancellable contractual agreements primarily related to leases. As of December 31, 2022, future payments on our operating leases were $54.9 million. See Note 3 to our consolidated financial statements included herein.
As of December 31, 2022, we have unpaid employee termination costs of $3.6 million related to the severance agreements entered into with former employees in connection with the reduction in force and executive departures that occurred in the third and fourth quarters of 2022.
As of December 31, 2022, our tax receivable agreement liability (“TRA”) was $0.5 million. We expect that the payments we will be required to make under the tax receivable agreement will not be substantial, and therefore, in conjunction with the recording of a full valuation allowance on the related TRA deferred tax assets, we have also written off the remainder of the TRA liabilities as of December 31, 2022.
We will continue to evaluate the realization of the TRA tax attributes, and in the future, we may conclude that the TRA liability is probable of payment, and if the TRA is reinstated, the payments would be substantial. Assuming a reinstatement of the TRA liability, there are several assumptions that would be relevant such as, no material changes in relevant tax law, that there are no future redemptions or exchanges of Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, the tax savings associated with acquisitions of common units in the

Business Combination would aggregate to approximately $166.3 million, as of December 31, 2022, over 15 years from Closing Date. Under this scenario, we would be required to pay to the Class A Unit holders approximately 85% of such amount, or $141.3 million, as of December 31, 2022, over the 15-year period from the Closing Date. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the tax receivable agreement payments made by us, will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to us over the life of the tax receivable agreement and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the tax receivable agreement. Payments under the tax receivable agreement are not conditioned on the Class A Unit holders’ continued ownership of us. See Note 15 to our consolidated financial statements included herein.
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
In connection with the Business Combination, we entered into a tax receivable agreement (“TRA”) with continuing members that provides for a payment to the continuing members of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH Units. In connection with such potential future tax benefits resulting from the Business Combination, we have established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. To date, no payments have been made with respect to the TRA. Our calculation of the TRA asset and liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized.

Based on the weight of all available evidence, both positive and negative, we determined during the fourth quarter of 2022 that a full valuation allowance is required against our net deferred tax assets. Payment under the tax receivable agreement liability is not probable resulting from the full valuation allowance and accordingly, the liability was reversed. As of December 31, 2022, total net deferred tax assets and TRA liability were zero and $0.5 million, respectively. As a result of the TRA liability remeasurement, we recognized an income of $142.4 million from the change in TRA liability on the accompanying consolidated statement of operations. See Note 15 to our consolidated financial statements included herein.
Stock-based Compensation
We measure fair value of employee stock-based compensation awards on the date of grant and allocate the related expense over the requisite service period. The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) is equal to the market price of our Class A common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. When awards include a performance condition that impacts the vesting of the award, we record compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. Forfeitures of stock-based awards are recognized as they occur. For the years ended December 31, 2022 and 2021, we recognized stock-based compensation expense of $23.5 million and $29.3 million, respectively. See Note 13 to our consolidated financial statements included herein.
Capitalized Software Development Costs
We capitalize certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. In accordance with authoritative guidance, we began to capitalize these costs when preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The accounting for website and internal-use software costs requires us to make significant judgement, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the years ended December 31, 2022 and 2021, we capitalized $15.5 million and $7.4 million of costs related to the development of software applications.
Accounts Receivable
We measure credit losses on our trade accounts receivable using the current expected credit loss model under Accounting Standards Codification (“ASC”) 326 Financial Instruments – Credit Losses, which is based on the expected losses rather than incurred losses. Under the credit loss model, lifetime expected credit losses are measured and recognized at each reporting date based on historical, current and forecast information.
We calculate the expected credit losses on a pool basis for those trade receivables that have similar risk characteristics. For those trade receivables that do not share similar risk characteristics, the allowance for expected credit losses is calculated on an individual basis. Risk characteristics relevant to our accounts receivable include balance of customer account and aging status. We had an allowance for doubtful accounts of $12.2 million and $5.2 million as of December 31, 2022 and December 31, 2021, respectively. See Note 2 to our consolidated financial statements included herein.
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
Goodwill is not amortized and is subject to annual impairment testing, or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. See Note 8 to our consolidated financial statements included herein.

Fair Value Measurements
In connection with the Business Combination, we assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants. As of December 31, 2022, 12,499,973 of the Public Warrant and all of the Private Placement Warrants remained outstanding . The warrants are measured at fair value under ASC 820 - Fair Value Measurements. The fair value of the Public Warrants is classified as Level 1 financial instruments and is based on the publicly listed trading price of our Public Warrants. The fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact our results of operations in future periods. As of December 31, 2022 and December 31, 2021, warrant liability was $2.1 million and $27.5 million, respectively. See Note 5 to our consolidated financial statements included herein.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the years ended December 31, 2022, 2021 and 2020. For all periods presented, we believe the exposure to foreign currency fluctuation from operating expenses is immaterial as the related costs do not constitute a significant portion of our total expenses.
Interest Rate Fluctuation Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022, we did not have any cash equivalents.
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because we only hold cash and, our portfolio’s fair value is insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
Inflation
Other than as set forth in the note above titled “Growth and Retention of Our Paying Clients”, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022, 2021 and 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 appears in a separate section of this annual report on Form 10-K beginning on page F-1 and is incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our executive chair and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our executive chair and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, and in light of the material weakness in internal controls described below, our executive chair and chief financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions
Changes in Internal Control Over Financial Reporting
Except for the material weakness identified during the quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology systems that support our financial reporting processes. As a result, our business process automated and manual controls that were dependent on the affected ITGCs were ineffective because they could have been adversely impacted. These control deficiencies were a result of: IT controls lacked sufficient segregation of duties as developers were granted administrative rights; certain users including developers had accessed other users’ accounts; and our controls over logging and monitoring of system configuration and data changes made by these users were not effectively designed to detect erroneous or unauthorized changes. The material weakness did not result in any identified misstatements in our financial statements for the year ended December 31, 2022 or any quarterly period in fiscal 2022.
Remediation
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively. The remediation actions include: (i) removing the access from certain users to make changes directly in production systems; (ii) removing privileged access to other user accounts; and (iii) enhancing logging and monitoring of privileged user activities such as data updates in production systems. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of the year ending December 31, 2023.
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
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:
1. Financial Statements.
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
10.9
Lease by and between the Irvine Company LLC and Ghost Media Group, LLC, dated November 11, 2013, as amended (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on June 21, 2021).

10.10
First Amendment to Lease and Consent to Assignment by and between Discovery Business Center LLC, as successor-in-interest to the Irvine Company LLC, and Ghost Management Group, LLC, as successor-in-interest to Ghost Media Group, LLC, dated January 27, 2016 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on June 21, 2021).

10.11
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

10.14	Strategic Advisor Agreement, by and between the Company and Steven Jung, dated June 21, 2021 (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on June 21, 2021).
10.15#	WM Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2021).
10.16#	Separation and Release Agreement, by and between Juanjo Feijoo and WM Technology, Inc, dated January 5, 2023.
10.17#	Separation and Release Agreement, by and between Justin Dean and WM Technology, Inc, dated December 5, 2022.
10.18#	Separation and Release Agreement, by and between Chris Beals and WM Technology, Inc, dated November 7, 2022.
10.19#	Offer letter by and between Ghost Management Group, LLC and Duncan Grazier, dated August 23, 2019
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Baker Tilly US, LLP
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

WM TECHNOLOGY, INC.

Date:	March 16, 2023	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Executive Chair
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Douglas Francis and Arden Lee, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Francis	Executive Chair	March 16, 2023
Douglas Francis	(Principal Executive Officer)

/s/ Arden Lee	Chief Financial Officer	March 16, 2023
Arden Lee	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tony Aquila	Director	March 16, 2023
Tony Aquila

/s/ Anthony Bay	Director	March 16, 2023
Anthony Bay

/s/ Brenda Freeman	Director	March 16, 2023
Brenda Freeman

/s/ Olga Gonzalez	Director	March 16, 2023
Olga Gonzalez

/s/ Scott Gordon	Director	March 16, 2023
Scott Gordon

/s/ Justin Hartfield	Director	March 16, 2023
Justin Hartfield

/s/ Fiona Tan	Director	March 16, 2023
Fiona Tan

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors of WM Technology, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WM Technology, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.
There were ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, business process automated and manual controls that were dependent on the affected ITGCs were ineffective because they could have been adversely impacted. These control deficiencies were a result of: IT controls lacked sufficient segregation of duties as developers were granted administrative rights; certain users including developers had accessed other users’ accounts; and the Company’s controls over logging and monitoring of system configuration and data changes made by these users were not effectively designed to detect erroneous or unauthorized changes.
This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Valuation of Intangible Assets in the acquisition of Eyechronic, LLC
Critical Audit Matter Description
As discussed in Note 7 to the consolidated financial statements, on January 14, 2022, the Company acquired all the equity interests of Eyechronic LLC. The transaction was accounted for as a business combination and the assets acquired and liabilities assumed have been recorded based on estimates of fair value and are subject to change based on the finalization of their fair values of the assets acquired and liabilities assumed.
Auditing management’s valuation of the intangible assets in the acquisitions was complex and judgmental due to the significant estimation uncertainty in the Company’s determination of the fair values of intangible assets. In addition, the identification of other potential intangible assets in the acquisition requires complex judgment. The significant estimation uncertainty was primarily due to the sensitivity of the fair value estimates to underlying assumptions including forecasted revenue growth rates, forecasted profit margin, and the discount rates. These significant assumptions are forward looking and could be affected by future operational, economic and market conditions.
How We Addressed the Matter in Our Audit
The primary procedures we performed to address this critical audit matter included:
•Obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's estimation process supporting the recognition and measurement of the customer relationships intangible assets, including controls over management’s evaluation of the methodology and underlying assumptions used in determining the fair value.
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
•Involved auditor engaged a valuation specialist to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.

•Tested the clerical accuracy of the models.
Valuation Allowance on Deferred Tax Assets
Critical Audit Matter Description
As discussed in Note 15 to the consolidated financial statements, at December 31, 2022 the Company had deferred tax assets of approximately $187 million, for which a full valuation allowance was established. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Management considers the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. This includes an analysis of the Company’s current financial position, results of operations for the current and prior years, and other currently available information relevant to the Company’s realization of its deferred tax assets.
Auditing management’s analysis of the realizability of deferred tax assets was complex due to the Company’s tax structure. Significant judgments and estimates were made by management to determine that sufficient taxable income will not be generated to realize such deferred tax assets. The assessment process involves significant judgment and subjective evaluation of assumptions which may be affected by the future operations of the Company, market, or economic conditions, which required a high degree of auditor judgment and an increased extent of effort, including the need to involve income tax specialists.
How We Addressed the Matter in Our Audit
The primary procedures we performed to address this critical audit matter included:
•Obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s evaluation of the nature of its tax attributes and projections of the future income.
•We evaluated the Company’s assessment of the realizability of its deferred tax assets and its valuation allowance based on our consideration of available positive and negative evidence.
•We evaluated the nature of the Company’s tax attributes and tax structure, including evaluating the Company’s analysis of the application of technical tax guidance related to the accounting for deferred tax assets.
•We compared the projections of future taxable income with the actual results of prior periods and assessed management’s consideration of current industry and economic trends.
•We involved our tax professionals with specialized skills and knowledge to evaluate the Company’s assessment of its future utilization of deferred tax assets.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2014.

Irvine, California
March 16, 2023

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2022	2021
Assets
Current assets
Cash	$28,583	$67,777
Accounts receivable, net	17,438	17,550
Prepaid expenses and other current assets	8,962	13,607
Total current assets	54,983	98,934
Property and equipment, net	24,928	13,283
Goodwill	68,368	45,295
Intangible assets, net	10,339	8,299
Right-of-use assets	31,447	36,549
Deferred tax assets, net	—	152,097
Other assets	8,970	10,687
Total assets	$199,035	$365,144
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$33,635	$23,155
Deferred revenue	6,256	8,057
Operating lease liabilities, current	6,334	5,463
Other current liabilities	98	1,125
Total current liabilities	46,323	37,800
Operating lease liabilities, non-current	33,043	39,377
Tax receivable agreement liability	500	128,567
Warrant liability	2,090	27,460
Other long-term liabilities	2,302	—
Total liabilities	84,258	233,204
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 92,062,468 shares issued and outstanding at December 31, 2022 and 65,677,361 shares issued and outstanding at December 31, 2021	9	7
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 55,486,361 shares issued and outstanding at December 31, 2022 and 65,502,347 shares issued and outstanding at December 31, 2021	5	7
Additional paid-in capital	67,986	2,173
(Accumulated deficit) retained earnings	(54,620)	61,369
Total WM Technology, Inc. stockholders’ equity	13,380	63,556
Noncontrolling interests	101,397	68,384
Total stockholders’ equity	114,777	131,940
Total liabilities and stockholders’ equity	$199,035	$365,144
The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share data)

	Years Ended December 31,
	2022	2021	2020
Revenues	$215,531	$193,146	$161,791

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	15,407	7,938	7,630
Sales and marketing	82,624	56,119	30,716
Product development	50,520	35,395	27,142
General and administrative	125,104	97,447	51,127
Depreciation and amortization	11,498	4,425	3,978
Total operating expenses	285,153	201,324	120,593
Operating (loss) income	(69,622)	(8,178)	41,198
Other income (expenses)
Change in fair value of warrant liability	25,370	166,518	—
Change in tax receivable agreement liability	142,352	—	—
Other expense, net	(1,674)	(6,723)	(2,368)
Income before income taxes	96,426	151,617	38,830
Provision for (benefit from) income taxes	179,077	(601)	—
Net (loss) income	(82,651)	152,218	38,830
Net income attributable to noncontrolling interests	33,338	91,835	—
Net (loss) income attributable to WM Technology, Inc.	$(115,989)	$60,383	$38,830

Class A Common Stock:
Basic (loss) income per share	$(1.36)	$0.93	N/A¹
Diluted loss per share	$(1.36)	$(0.18)	N/A¹

Class A Common Stock:
Weighted average basic shares outstanding	85,027,120	65,013,517	N/A¹
Weighted average diluted shares outstanding	85,027,120	66,813,417	N/A¹
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total WM Technology, Inc. Stockholders' Equity	Non-controlling Interests	Members’ Equity	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$12,800	$12,800
Distributions	—	—	—	—	—	—	—	—	(21,953)	(21,953)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(406)	(406)
Net income	—	—	—	—	—	—	—	—	38,830	38,830
As of December 31, 2020	—	$—	—	$—	$—	$—	$—	$—	$29,271	$29,271
Stock-based compensation	—	—	—	—	9,570	—	9,570	20,853	—	30,423
Distributions	—	—	—	—	—	—	—	(888)	(18,110)	(18,998)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(5,565)	(5,565)
Proceeds and shares issued in the Business Combination (Note 6)	63,738,563	6	65,502,347	7	(20,118)	986	(19,119)	(44,928)	(20,674)	(84,721)
Issuance of common stock for acquisitions (Note 7)	1,938,798	1	—	—	12,721	—	12,722	16,590	—	29,312
Net income	—	—	—	—	—	60,383	60,383	76,757	15,078	152,218
As of December 31, 2021	65,677,361	$7	65,502,347	$7	$2,173	$61,369	$63,556	$68,384	$—	$131,940
Stock-based compensation	—	—	—	—	22,862	—	22,862	2,298	—	25,160
Distributions	—	—	—	—	—	—	—	(2,448)	—	(2,448)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for employee taxes	3,447,946	—	—	—	(6)	—	(6)	(7)	—	(13)
Issuance of common stock for acquisitions (Note 7)	4,721,706	—	—	—	12,836	—	12,836	15,889	—	28,725
Issuance of common stock - warrants exercised	20	—	—	—	—	—	—	—	—	—
Class A Common shares issued - Class A Unit exchange	10,015,986	2	(10,015,986)	(2)	8,993	—	8,993	(8,993)	—	—
Class A Common shares issued - Class P Unit exchange	8,199,449	—	—	—	7,064	—	7,064	(7,064)	—	—
Impact of tax receivable agreement due to exchanges of Class A Units	—	—	—	—	14,064	—	14,064	—	—	14,064
Net (loss) income	—	—	—	—	—	(115,989)	(115,989)	33,338	—	(82,651)
As of December 31, 2022	92,062,468	$9	55,486,361	$5	$67,986	$(54,620)	$13,380	$101,397	$—	$114,777

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(82,651)	$152,218	$38,830
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,498	4,425	3,978
Change in fair value of warrant liability	(25,370)	(166,518)	—
Change in tax receivable agreement liability	(142,352)	—	—
Impairment loss	4,317	2,372	—
Stock-based compensation	23,493	29,324	—
Deferred tax asset	179,077	(842)	—
Provision for doubtful accounts	17,216	5,487	1,271
Changes in operating assets and liabilities:
Accounts receivable	(16,270)	(13,609)	(6,770)
Prepaid expenses and other current assets	7,461	8,235	(3,036)
Other assets	(229)	(313)	679
Accounts payable and accrued expenses	14,084	6,618	(344)
Deferred rent	—	—	3,693
Deferred revenue	(1,895)	2,793	935
Net cash (used in) provided by operating activities	(11,621)	30,190	39,236

Cash flows from investing activities
Purchases of property and equipment	(16,055)	(7,935)	(1,311)
Cash paid for acquisitions, net of cash acquired	(713)	(16,000)	—
Cash paid for acquisition holdback release	(1,000)	—	—
Cash paid for other investments	—	(6,500)	—
Net cash used in investing activities	(17,768)	(30,435)	(1,311)

Cash flows from financing activities
Distributions	(2,448)	(18,998)	(21,952)
Repayment of insurance premium financing	(7,344)	(7,098)	(616)
Taxes paid related to net share settlement of equity awards	(13)	—	—
Proceeds from business combination	—	79,969	—
Payment of note payable	—	(205)	—
Repurchase of Class B Units	—	(5,565)	(406)
Net cash (used in) provided by financing activities	(9,805)	48,103	(22,974)

Net (decrease) increase in cash	(39,194)	47,858	14,951
Cash – beginning of year	67,777	19,919	4,968
Cash – end of year	$28,583	$67,777	$19,919

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the year for:
Cash (refunded from) paid for income taxes	$(94)	$242	$1,336

Supplemental disclosures of noncash investing and financing activities
Issuance of equity for acquisitions	$28,725	$29,312	$—
Insurance premium financing	$4,598	$11,205	$680
Accrued liabilities assumed in connection with acquisition	$2,236	$100	$—
Stock-based compensation capitalized for software development	$1,667	$1,099	$—
Capitalized assets included in accounts payable and accrued expenses	$654	$781	$—
Holdback liability recognized in connection with acquisition	$98	$1,000	$—
Warranty liability assumed from the Business Combination	$—	$193,978	$—
Tax receivable agreement liability recognized in connection with the Business Combination	$—	$128,567	$—
Deferred tax assets recognized in connection with the Business Combination	$—	$151,255	$—
Other assets assumed from the Business Combination	$—	$1,053	$—

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Organization
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the United States, U.S. territories and Canadian legalized cannabis markets. The Company’s comprehensive business-to-consumer (“B2C”) and business-to-business (“B2B”) suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
The Company’s business primarily consists of its commerce-driven marketplace (“Weedmaps”), and its fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace provides cannabis consumers with information regarding cannabis retailers and brands. In addition, the Weedmaps marketplace aggregates data from a variety of sources including retailer point-of-sale solutions to provide consumers with the ability to browse by strain, price, cannabinoids and other information regarding locally available cannabis products, through the Company’s website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers (retailers complete orders and process payments outside of the Weedmaps marketplace as Weedmaps serves only as a portal, passing a consumer’s inquiry to the dispensary). The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. The Company believes the size, loyalty and engagement of its user base and the frequency of consumption of cannabis of its user base is highly valuable to the Company’s clients and results in clients paying for its services.
Weedmaps for Business, the Company’s SaaS offering, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands that streamline front and back-end operations and help manage compliance needs. These tools support cannabis businesses at every stage in the consumer funnel, enabling them to:
•Strategically reach prospective cannabis consumers;
•Manage pickup, delivery and inventory in compliance with local regulations;
•Help improve the customer experience by creating online browsing and ordering functionality on a brand or retailer (including delivery) operator’s website and by extending that functionality in-store with kiosks;
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
The Company’s solutions are designed to address these challenges facing cannabis consumers and businesses. The Weedmaps marketplace allows cannabis users to search for and browse cannabis products from retailers and brands, and ultimately reserve products from certain local retailers, in a manner similar to other technology platforms with breadth and depth of product, brand and retailer selection. With the development of Weedmaps for Business, the Company offers an end-to-end platform for licensed cannabis retailers to comply with state law. The Company sells a monthly subscription offering to storefront, delivery and brand clients as well as upsell and add-on offerings to licensed clients. The Company’s current subscription package includes:
•WM Listings: A listing page with product menu for a retailer or brand on the Weedmaps marketplace, enabling the Company’s clients to be discovered by the marketplace’s users. This also allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law;
•WM Orders: Software for retailers to receive pickup and delivery orders directly from a Weedmaps listing and connect orders directly with a client’s POS system (for certain POS systems). The marketplace also enables brands to route customer purchase interest to a retailer that carries the brand’s product. After a dispensary receives the order request from the consumer, the dispensary and the consumer can continue to communicate, adjust items in the request, and handle any stock issues, prior to and while the dispensary processes and fulfills the order;

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•WM Store: Customizable orders and menu embed, which allows retailers and brands to import their Weedmaps listing menu or product reservation functionality to their own white-labeled WM Store website or separately owned website. WM Store facilitates customer pickup or delivery orders and enables retailers to reach more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website;
•WM Connectors: A centralized integration platform, including API tools, for easier menu management, automatic inventory updates and streamlined order fulfillment to enable clients to save time and more easily integrate into the WM Technology ecosystem and integrate with disparate software systems. This creates business efficiencies and improves the accuracy and timeliness of information across Weedmaps, creating a more positive experience for consumers and businesses; and
•WM Insights: An insights and analytics platform for clients leveraging data across the Weedmaps marketplace and software solutions. WM Insights provides data and analytics on user engagement and traffic trends to a client’s listing page. For Brand clients, WM Insights allows them to monitor their brand and product rankings, identify retailers not carrying products and keep track of top brands and products by category and state.
The Company also offers other add-on products for additional fees, including:
•WM Ads: Ad solutions on the Weedmaps marketplace designed for clients to amplify their businesses and reach more highly engaged cannabis consumers throughout their buying journey including:
◦Featured Listings: Premium placement ad solutions on high visibility locations on the Weedmaps marketplace (desktop and mobile) to amplify the Company’s clients’ businesses and maximize clients’ listings and deal presence.
◦WM Deals: Discount and promotion pricing tools that let clients strategically reach prospective price-conscious cannabis customers with deals or discounts to drive conversion. In some jurisdictions, it is required by applicable law to showcase discounts).
◦Other WM Ads solutions: Includes banner ads and promotion tiles on our marketplace as well as banner ads that can be tied to keyword searches. These products provide clients with targeted ad solutions in highly visible slots across our digital surfaces.
•WM AdSuite: Omni-channel (on and off platform) marketing solution with access to the Weedmaps marketplace and cannabis-friendly off marketplace outlets including certain publishers, out-of-home units in addition to other media solutions. These campaigns leverage proprietary first-party Weedmaps data to target verified cannabis consumers.
•WM CRM: Customer relationship management software allowing clients to reach new consumers, build loyalty, and grow revenue with our compliant app, text and marketing tools. The tools also allow for retargeting and re-engagement of cannabis consumers
•WM Dispatch: Compliant, automated and optimized logistics and fulfillment last-mile delivery software (including driver apps) that helps clients manage their delivery fleets. This product streamlines the delivery experience from in-store to front-door.
•WM Screens: In-store digital menu signage and kiosk solution and media management tool enabling clients to enhance the in-store experience, impact omnichannel retail and centralize operations with revenue-driving and customizable digital signage.
The Company charges a monthly fee to retailer, delivery and brand clients for access to its subscription package, which includes WM Listings, WM Orders, WM Store, WM Connectors and WM Insights. Depending on the market, the other add-on products are available for additional fees.
The Company sells its Weedmaps for Business suite in the United States, and currently offer some of its Weedmaps for Business solutions in Canada and have a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain and Switzerland. The Company operates in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of December 31, 2022, the

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company actively operated in over 30 U.S. states and territories that have adult-use and/or medical-use regulations in place. The Company defines actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
The Company’s mission is to power a transparent and inclusive global cannabis economy. The Company’s technology addresses the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis users in a legally compliant fashion. Over the past 14 years, Weedmaps has become a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Weedmaps for Business is a set of eCommerce-enablement tools designed to help retailers and brands get the best out of the Weedmaps’ consumer experience, create labor efficiencies and manage compliance needs.
The Company holds a strong belief in the importance of enabling safe, legal access to cannabis for consumers worldwide. The Company believes it offers the only comprehensive software platform that allows cannabis retailers to reach their target audience, quickly and cost effectively, addressing a wide range of needs. The Company is committed to building the software solutions that power cannabis businesses compliantly in the industry, to advocating for legalization, licensing and social equity of cannabis and to facilitating further learning through partnership with subject matter experts to provide detailed, accurate information about cannabis.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the years ended December 31, 2022, 2021 and 2020.
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
Significant estimates made by management include, among others, the allowance for expected credit losses, the useful lives of long-lived assets, income taxes, website and internal-use software development costs, leases, valuation of goodwill and other intangible assets, valuation of warrant liability, deferred tax assets and the related valuation allowance, tax receivable agreement liability, revenue recognition, stock-based compensation and the recognition and disclosure of contingent liabilities.
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, the majority of U.S. states permit medical cannabis, and several permit adult use. Additionally, while a number of U.S. legislators have introduced various bills to legalize cannabis at the federal level, none of these bills has become law. Currently, under federal law, cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is still a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. If any of the states that permit use of cannabis were to change their laws or the federal government was to actively enforce the CSA or other laws related to the federal prohibition on cannabis, the Company’s business could be adversely affected.
In addition, the Company’s ability to grow and meet its operating objectives depends largely on the continued legalization and regulation of cannabis on a widespread basis. There can be no assurance that such legalization will occur on a timely basis, or at all.
The geographic concentration of the Company’s clients makes the Company vulnerable to a downturn in the local market area. Historically, the Company’s business operations have been located primarily in the State of California, and for the year ended December 31, 2022, approximately 56% of the Company’s revenue originated in California.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements
The Company follows the guidance in Accounting Standards Codification (“ASC”) 820 - Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.
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
Effective January 1, 2021, the Company adopted the new accounting guidance on measuring credit losses on its trade accounts receivable using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, the Company measures credit losses on its trade accounts receivable using the current expected credit loss model under ASC 326 Financial Instruments – Credit Losses.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had $12.2 million and $5.2 million of allowance for doubtful accounts as of December 31, 2022 and 2021, respectively. The increase in allowance for doubtful accounts included a higher reserve for at-risk customers that indicated financial difficulties due to the impact from macroeconomic factors.
As of December 31, 2022, a receivable due from one customer accounted for approximately 11% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for doubtful accounts:

	Years Ended December 31,
	2022	2021	2020
Allowance, beginning of year	$5,169	$857	$914
Addition to allowance	17,216	5,487	1,271
Write-off, net of recoveries	(10,153)	(1,175)	(1,328)
Allowance, end of year	$12,232	$5,169	$857
Investment in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2022 and 2021, the carrying value of the Company’s investments in equity

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
securities without a readily determinable fair value were $3.5 million and $6.5 million, respectively, which is recorded within other assets on the Company’s consolidated balance sheets.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value. For the year ended December 31, 2022, the Company recorded $3.0 million in impairment charge related to investment in equity securities. The impairment charge is included in general and administrative expenses in the accompanying consolidated statements of operations.
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
Goodwill and Intangible Assets
Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually or whenever events or circumstances indicate a likely reduction in the fair value of a reporting unit below its carrying amount. The Company has concluded that it has one reporting unit.
The Company performs the annual impairment analysis on December 31 in order to provide management time to complete the analysis prior to year-end. Prior to performing the quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges have been recorded for the years ended December 31, 2022, 2021 and 2020.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the years ended December 31, 2022, 2021 and 2020.
Leases
The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheet as both a right-of-use asset (“ROU”) and lease liability, calculated by discounting

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company assesses impairment of ROU assets when an event and change in circumstance indicates that the carrying value of such ROU assets may not be recoverable. If an event and a change in circumstance indicates that the carrying value of an ROU asset may not be recoverable and the estimated fair value attributable to the ROU asset is less than its carrying value, an impairment loss equals to the excess of the ROU asset’s carrying value over its fair value is recognized.
During the year ended December 31, 2022, due to subleasing a portion of the Company’s office facilities in Irvine, California, the Company tested the asset for impairment and recorded an impairment charge of $0.6 million. The fair values of ROU asset were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. The impairment charges are included in general and administrative expenses in the consolidated statements of operations. See Note 3 to these consolidated financial statements.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of December 31, 2022, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement (the “TRA”) with continuing members that provides for a payment to the continuing Class A Unit holders of 85% of the amount of tax benefits, if any, that the Company realizes, or is deemed to realize, as a result of redemptions or exchanges of Units. In connection with such potential future tax benefits resulting from the Business Combination, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded to additional paid-in capital.
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
initial measurement, the impact of the remeasurement is recorded in other income (loss) on the consolidated statements of operations. See Note 15 for additional information.
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
The Company offers Weedmaps for Business subscriptions, which include access to the Weedmaps marketplace and certain SaaS solutions. As add-ons for additional fees, the Company offers other products, including featured listings, placements, promoted deals, nearby listings, other display advertising, client relationship management, digital menu and delivery and logistics services. The Company’s Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. The Company has a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. The Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices of the underlying services at contract inception.
For the service contracts that the Company assess are not probable of collection, revenue is not recognized until the contract is completed and payment is received for service. Collectability is reassessed when there is a significant change in facts or circumstances. The assessment of collectability considers whether the Company may limit its exposure to credit risk through its right to stop transferring additional service in the event the customer is delinquent.
Disaggregation of revenue
Weedmaps for Business and other SaaS subscriptions include the Company's WM Pages subscription package as well as subscriptions to the Company's other SaaS products. The WM Pages subscription package includes access to WM Listings, WM Orders, WM Store, WM Connectors and WM Insights. Additional SaaS subscriptions include WM CRM, WM Dispatch and WM Screens. These subscriptions are typically monthly in nature. Featured and deal listings include the Featured Listings and WM Deals products. Other ad solutions include certain advertising products on and off the Weedmaps marketplace, including WM AdSuite. For a description of these solutions, see Note 1.
The following table summarizes the Company’s disaggregated net revenue information (in thousands):

	Years Ended December 31,
	2022	2021	2020
Weedmaps for Business and other SaaS solutions	$50,662	$42,611	$15,939
Featured and deal listings	149,621	138,480	134,969
Subtotal	200,283	181,091	150,908

Other ad solutions	15,248	12,055	10,883
Total revenues	$215,531	$193,146	$161,791
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue as of December 31, 2021 and 2020 was $8.1 million and $5.3 million, respectively, and the balances were fully recognized in the first quarter of the following fiscal year. The deferred revenue balance as of December 31, 2022 was $6.3 million and is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
All revenues during the periods presented were recognized over time, as opposed to at a point in time.
The following table summarizes the Company’s U.S. and foreign revenues (in thousands):

	Years Ended December 31,
	2022	2021	2020
U.S. revenues	$215,471	$193,146	$130,373
Foreign revenues	60	—	31,418
Total revenues	$215,531	$193,146	$161,791
Beginning in fiscal year 2021, substantially all of the revenue has been generated in the United States during the periods presented. All foreign revenues were generated in Canada. During the second half of fiscal 2020, the Company discontinued its services to Canada-based retail operator clients who failed to provide valid license information.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The Company’s cost of revenue primarily consists of web hosting, internet service costs and credit card processing costs and inventory costs related to multi-media offerings.
Product Development Costs
Product development costs includes salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred.
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $14.4 million, $17.7 million and $10.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in sales and marketing expense in the accompanying consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $2.4 million, $1.5 million and $1.3 million, respectively, of expenses related to employer contributions for the 401(k) saving plan.
Other Income (Expense)
Other expense consists primarily of transaction costs related to the warrants, political contributions, interest expense, legal settlements, financing fees and other tax related expenses. Other income (income) consists primarily of change in fair value of warrant liability and tax receivable agreement liability remeasurement.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if the Company determines it is more-likely-than-not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation.
Segment Reporting
The Company and its subsidiaries operate in one business segment.
Earnings Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to WM Technology, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.
Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if-converted method, as applicable. Stock awards are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 14 for additional information on dilutive securities.
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation (FDIC) limit. As of December 31, 2022, the Company had cash balances that exceeded the FDIC limit with four financial institutions. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Reclassifications
Repayments of insurance premium financing in the amount of $7.1 million for the year ended December 31, 2021 and $0.6 million for the year ended December 31, 2020 were previously classified on the consolidated statements of cash flows under cash used in the operating activities. During the year ended December 31, 2022, the Company reclassified the repayments to cash used in financing activities in accordance with ASC 230 - Statement of Cash Flows. There is no impact to the total cash flow activities from this reclassification.
Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in ASU 2021-08 require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts from Customers (“ASC 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree financial statements were prepared in accordance with generally accepted accounting principles). The Company adopted this new guidance on a prospective basis on January 1, 2022. The adoption did not have a material impact on the Company’s consolidated financial statements.

3.    Leases
Effective January 1, 2021, the Company adopted ASC 842 - Leases using the modified retrospective transition approach for recording ROU assets and operating lease liabilities for its operating leases. The Company’s operating leases consist of office space located primarily in the United States. The Company does not have any leases classified as financing leases.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of lease related costs, net for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Operating lease cost	$7,537	$9,229
Variable lease cost	1,525	2,217
Operating lease cost	9,062	11,446
Short-term lease cost	12	88
Total lease cost, net	$9,074	$11,534
During the years ended December 31, 2022 and 2021, the Company made cash payments of $9.6 million and $8.2 million, respectively, on its operating leases, all of which were included in cash flows from operating activities within the consolidated statements of cash flows. During the year ended December 2021, ROU assets obtained in exchange for operating lease liabilities were $43.3 million. Net rent expense for the years ended December 31, 2022, 2021 and 2020 amounted to $9.1 million, $11.5 million and $11.1 million, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations. Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the years ended December 31, 2022 and 2021, the Company recorded contra rent expense related to a sublease of $1.9 million and $0.2 million, respectively.
As of December 31, 2022, future minimum payments for the next five years and thereafter are as follows (in thousands):

Operating Leases
Years Ending December 31,
2023	$9,898
2024	9,405
2025	5,830
2026	5,408
2027	5,570
Thereafter	18,753
Total	$54,864
Less present value discount	(15,487)
Operating lease liabilities	$39,377
As of December 31, 2022 and 2021, the Company’s operating leases had a weighted average remaining lease term of 6.8 years and 7.4 years and a weighted-average discount rate of 9.8% . The Company’s lease agreements do not provide an implicit rate and as a result, the Company used an estimated incremental borrowing rate, which was derived from third-party information available at the time the Company adopted ASC 842 in determining the present value of future lease payments. The rate used is for a secured borrowing of a similar term as the right of use asset. The fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent.
The Company recognized impairment charges of $0.6 million and $2.4 million during the years ended December 31, 2022 and 2021, respectively, related to certain ROU assets reducing the carrying values of the lease assets to their estimated fair values. The impairment charge is included in general and administrative expenses in the consolidated statements of operations.

4.    Commitments and Contingencies
Litigation
During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Termination Costs
During the year ended December 31, 2022, the Company approved plans to reduce the workforce based on cost-reduction initiatives intended to reduce operating expenses and sharpen the Company’s focus on key growth priorities. The Company also incurred termination costs related to the departures of the Company’s former executives. The remainder of the unpaid employee termination costs is expected to be paid in 2023.
The following table provides a roll forward of employee termination costs:

Year Ended December 31, 2022
Unpaid employee termination costs, January 1, 2022	$—
Employee termination costs - severance and other cash costs	8,076
Total paid	(4,430)
Unpaid employee termination costs, December 31, 2022	$3,646
Unpaid employee termination costs are included in accounts payable and accrued expenses on the consolidated balance sheets. Employee termination costs are included in general and administrative expenses on the consolidated statements of operations.
5.    Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	December 31, 2022	December 31, 2021
Liabilities:
Warrant liability – Public Warrants	1	$1,250	$16,750
Warrant liability – Private Placement Warrants	3	840	10,710
Total warrant liability		$2,090	$27,460

The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Year Ended December 31, 2022
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$16,750	$10,710	$27,460
Change in valuation inputs or other assumptions	(15,500)	(9,870)	(25,370)
Fair value, end of period	$1,250	$840	$2,090

	Year Ended December 31, 2021
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$—	$—	$—
Warrant liability acquired	100,750	93,228	193,978
Change in valuation inputs or other assumptions	(84,000)	(82,518)	(166,518)
Fair value, end of period	$16,750	$10,710	$27,460

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $1.3 million and $16.8 million as of December 31, 2022 and 2021, respectively.
Private Placement Warrants
The estimated fair value of the Private Placement Warrants is determined with Level 3 inputs using the Black-Scholes model. The significant inputs and assumptions in this method are the stock price, exercise price, volatility, risk-free rate and term or maturity. The underlying stock price input is the closing stock price as of each valuation date and the exercise price is the price as stated in the warrant agreement. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company. Volatility for each comparable publicly traded company is calculated as the annualized standard deviation of daily continuously compounded returns. The Black-Scholes analysis is performed in a risk-neutral framework, which requires a risk-free rate assumption based upon constant-maturity treasury yields, which are interpolated based on the remaining term of the Private Placement Warrants as of each valuation date. The term/maturity is the duration between each valuation date and the maturity date, which is five years following the date the Business Combination closed, or June 16, 2026.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$1.01	$5.98
Volatility	82.3%	52.4%
Term (years)	3.46	4.46
Risk-free interest rate	4.17%	1.18%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $0.8 million and $10.7 million as of December 31, 2022 and 2021, respectively.
The Warrants were accounted for as liabilities in accordance with ASC 815- Derivatives and Hedging and are presented within warrant liability on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Net income for the period from June 16, 2021 (Closing Date) to December 31, 2021 was $137.1 million, which includes change in fair value of warrant liability of $166.5 million, stock-based compensation expense of $29.3 million and transaction costs related to the warrant liability of $5.5 million. The transaction costs related to the warrant liability is included in other expense, net on the consolidated statements of operations.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.     Acquisitions

Eyechronic
On January 14, 2022, the Company acquired all the equity interests of Eyechronic LLC (“Eyechronic”) d/b/a Enlighten and rebranded as WM Screens, a Delaware limited liability company and a provider of software, digital signage services and multi-media offerings to dispensaries and brands, for total consideration of approximately $29.4 million. The Company accounted for the Eyechronic acquisition as an acquisition of a business under ASC 805, Business Combinations (“ASC 805”). The acquired assets and liabilities of Eyechronic were recorded at their acquisition date fair values.
The following table summarizes the components of consideration and the estimated fair value of assets acquired (in thousands):

Consideration Transferred:
Cash consideration (1)	$697
Share consideration (2)	28,725
Total consideration	$29,422
____________________________________
(1)Includes $0.2 million settlement of pre-existing accounts payable with Eyechronic and holdback of $0.1 million recorded within other current liabilities on the Company’s accompanying consolidated balance sheets.
(2)The fair value of share consideration was calculated based on 5,399,553 shares of Class A common stock multiplied by the share price on the closing date of $5.32. This includes 677,847 of holdback shares to be issued subject to customary indemnification obligations.

Estimated Assets Acquired and Liabilities Assumed:
Assets acquired:
Cash	$118
Accounts receivable	835
Other current assets	37
Fixed assets	2,826
Software technology	825
Trade name	103
Customer relationships	3,631
Order Backlog	210
Goodwill	23,073
Total assets acquired	$31,658

Liabilities assumed:
Accounts payable	$(460)
Other current liabilities	(8)
Deferred revenue	(96)
Other liabilities	(22)
Long-term liabilities	(1,650)
Total liabilities assumed	$(2,236)

Total net assets acquired	$29,422

During the fourth quarter of 2022, the Company made an adjustment to the purchase price allocation of Eyechronic related to certain pre-acquisition deferred tax and other sales tax liabilities that resulted in an increase of long-term liabilities of $1.7 million.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2022, the Company incurred transaction expenses associated with the Eyechronic acquisition of $0.1 million, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
The revenue and operating loss from Eyechronic included the Company’s consolidated statements of operations for the year ended December 31, 2022 were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financial statements.
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
The following table summarizes the components of consideration and the fair value of assets acquired (in thousands):

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
The fair values of the trade name intangible assets were determined using an “income approach”, specifically, the relief-from royalty approach, as described above. The fair value of the software technology intangible asset was also determined using

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
an “income approach”, specifically a multi-period excess earnings approach, as described above. The fair value of the customer relationships was determined using an “income approach”, as described above.

Sprout
On September 3, 2021, the Company acquired certain assets of the Sprout business (“Sprout"), a leading, cloud-based customer relationship management (“CRM”) and marketing platform for the cannabis industry, for total consideration of approximately $31.2 million. The Company accounted for the Sprout acquisition as an acquisition of a business under ASC 805.
The following table summarizes the components of consideration and the fair value of assets acquired (in thousands):

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
The fair values of the trade name intangible assets were determined using an “income approach”, specifically, the relief-from royalty approach, as described above. The fair value of the software technology intangible asset was also determined using an “income approach”, specifically a multi-period excess earnings approach, as described above. The fair value of the customer relationships was determined using an “income approach”, specifically, the With-and-Without method, which is a commonly accepted valuation approach. This method estimates the value of customer-related assets by quantifying the impact on cash flows under a scenario in which the customer-related assets must be replaced and assuming all of the existing assets are in place except the customer-related assets. Essentially, it estimates the intangible asset’s value by calculating the difference between the two discounted cash-flow models. One that represents the status quo for the business enterprise with the asset in place and the second that represents the business enterprise with everything in place besides the customer-related asset. The projected cash flow period is the time-period it takes to build back up to that status quo. The difference between the two cash flows represents the calculated value of the customer-related asset.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.     Goodwill and Intangible Assets
A summary of changes in goodwill for the years ended December 31, 2022 and 2021 is as follows (in thousands):

Goodwill
Balance at December 31, 2020	$3,961
Acquisition of Sprout	26,686
Acquisition of TLH	14,648
Balance at December 31, 2021	$45,295
Acquisition of Eyechronic	23,073
Balance at December 31, 2022	$68,368
Intangible assets consisted of the following for the periods presented below (in thousands):

	December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.4	$7,635	$(4,699)	$2,936
Software technology	6.9	7,516	(4,413)	3,103
Customer relationships	11.5	5,211	(921)	4,290
Order Backlog	1.0	$210	$(200)	$10
Total intangible assets	10.8	$20,572	$(10,233)	$10,339

	December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.3	$7,532	$(4,081)	$3,451
Software technology	7.7	6,691	(3,222)	3,469
Customer relationships	3.4	1,580	(201)	1,379
Total intangible assets	10.4	$15,803	$(7,504)	$8,299
Amortization expense for intangible assets was $2.7 million, $1.3 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2022 is as follows (in thousands):

Amortization
Years ended December 31,
2023	$2,170
2024	1,927
2025	1,593
2026	1,346
2027	754
Thereafter	2,549
$10,339

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid insurance	$2,869	$6,419
Prepaid marketing	2,321	3,272
Prepaid software	2,762	2,088
Other prepaid expenses and other current assets	1,010	1,828
	$8,962	$13,607
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
The Company recognized an impairment charge of $0.8 million during the year ended December 31, 2022, related to certain capitalized implementation costs for a cloud computing arrangement that was abandoned.
10.     Accounts Payable and Accrued Expenses
Accounts payable and accrued liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable	$4,341	$4,298
Accrued employee expenses	24,074	10,088
Other accrued liabilities	5,220	8,769
	$33,635	$23,155
As of December 31, 2022 and 2021, other accrued liabilities included short-term insurance premium financing of $1.5 million and $4.2 million, respectively. Unpaid employee termination costs of $3.6 million as of December 31, 2022 are included in accrued employee expenses. See Note 4 for additional information.
11.     Warrant Liability
At December 31, 2022, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in non-cash gains of $25.4 million and $166.5 million in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.
12.     Equity
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
Preemptive or Other Rights

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of December 31, 2022, the noncontrolling interests owned 38.6% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests. Net income for the period prior to the Business Combination from January 1, 2021 to June 15, 2021 is allocated to net income attributable to noncontrolling interests on the consolidated statements of operations for the year ended December 31, 2021.
13.     Stock-based Compensation
WM Holding Company, LLC Equity Incentive Plan
The Company has accounted for the issuance of Class A-3 and Class B Units issued under WM Holding Company, LLC’s Equity Incentive Plan in accordance with ASC 718 - Stock Based Compensation. The Company considers the limitation

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
A summary of the Class P Unit activity for the periods presented is as follows:

Number of Units
Outstanding Class P Units, December 31, 2021	25,660,529
Cancellations	(343,199)
Exchanged for Class A Common Stock	(10,191,901)
Outstanding Class P Units, December 31, 2022	15,125,429
Vested, December 31, 2022	14,746,464
As of December 31, 2022, unrecognized stock-based compensation expense for non-vested Class P Units were $0.9 million, which is expected to be recognized over a weighted-average period of 1.4 years. For the year ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense for the Class P Units of $2.3 million and $20.9 million respectively. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to the Company’s Class P equity awards issued to employees and consultants were removed and as a result the Company recognized the life-to-date expense on units vested through the Business Combination date on those equity awards. The stock-based compensation expense recognized during the year ended December 31, 2021 includes a one-time incremental expense of $4.1 million related to an award modification as a result of an advisory agreement entered into with a former executive.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of December 31, 2022, 25,768,971 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of December 31, 2022, 15,187,179 shares of Class A Common Stock are available for future issuance.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the restricted stock unit (“RSU”) activity for the year ended December 31, 2022 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2021	5,829,881	$10.91
Granted	7,490,162	5.02
Vested	(2,883,723)	8.57
Forfeited	(4,166,452)	7.72
Non-vested at December 31, 2022	6,269,868	$7.07
As of December 31, 2022, unrecognized stock-based compensation expense for non-vested RSUs was $41.8 million, which is expected to be recognized over a weighted-average period of 2.6 years. For the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense for the RSUs of $21.2 million and $8.0 million, respectively. Stock-based compensation recognized during the year ended December 31, 2022 included a $0.6 million expense related to an award modification as a result of the departure of the Company’s former chief executive officer.
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
A summary of the PRSU activity for the year ended December 31, 2022 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2021	2,437,500	6.40
Forfeited	(1,578,125)	6.40
Non-vested at December 31, 2022	859,375	6.40
Based on the probability of attainment as of December 31, 2022, the unrecognized stock-based compensation expense for non-vested PRSUs was $0.4 million, which is expected to be recognized over a period of 1.0 year. The Company recorded stock-based compensation credit of less than $0.1 million for the year ended December 31, 2022 and an expense of $0.4 million for the year ended December 31, 2021 related to the PRSUs. Stock-based compensation expense related to these PRSUs decreased in 2022 due to the reassessment of vesting probability and the forfeitures resulting from the executive departures.
The Company recorded stock-based compensation cost related to the Class P Units, RSUs and PRSUs in the following expense categories on the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2022	2021
Sales and marketing	$6,358	$6,021
Product development	5,260	5,103
General and administrative	11,875	18,200
Total stock-based compensation expense	23,493	29,324
Amount capitalized to software development	1,667	1,099
Total stock-based compensation cost	$25,160	$30,423

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.     Earnings Per Share
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
The computation of (loss) income per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the years ended December 31, 2022 and 2021 (amounts in thousands, except for share and per share amounts):

	Years Ended December 31,
	2022	2021
Numerator:
Net (loss) income	$(82,651)	$152,218
Less: net income attributable to WMH prior to the Business Combination	—	15,078
Less: net income attributable to noncontrolling interests after the Business Combination	33,338	76,757
Net (loss) income attributable to WM Technology, Inc. - basic	(115,989)	60,383
Effect of dilutive securities:
Change in fair value of Public and Private Placement Warrants, net of amounts attributable to noncontrolling interests	—	72,483
Net loss attributable to WM Technology, Inc. - diluted	$(115,989)	$(12,100)
Denominator:
Weighted average common shares outstanding - basic	85,027,120	65,013,517
Weighted average effect of dilutive securities:
Public warrants¹	—	1,153,782
Private warrants¹	—	646,118
Weighted average common shares outstanding - diluted	85,027,120	66,813,417

Net (loss) income per share of Class A Common Stock:
Net (loss) income per Class A common share - basic	$(1.36)	$0.93
Net loss per Class A common share - diluted	$(1.36)	$(0.18)
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
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2022	2021
Class A Units	55,486,361	65,502,347
Class P Units	15,125,429	25,660,529
RSUs outstanding	6,269,868	6,398,707
PSUs outstanding	859,375	2,437,500
Public Warrants	12,499,973	—
Private Placement Warrants	7,000,000	—
Acquisition holdback shares	677,847	—
15.     Income Taxes
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
Following the Business Combination, any taxable income or loss generated by WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc., on a pro rata basis, with the remainder reflected in the line item Income Taxed to Owners of Non-controlling Interests. WM Technology, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of WMH following the Business Combination. The owners of the non-controlling interests are taxed as a partnership, and therefore, no tax provision is allocated to non-controlling interests on the consolidated statements of operations. The Company is also subject to taxes in foreign jurisdictions.
The components of income before taxes are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$97,639	$151,987	$38,878
Foreign	(1,213)	(370)	(48)
Income before income taxes	96,426	151,617	38,830
The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	(341)	241	—
	(341)	241	—
Deferred
Federal	131,766	(508)	—
State	47,652	(334)	—
Foreign	—	—	—
	179,418	(842)	—
Provision for (benefit from) income taxes	$179,077	$(601)	$—
The change in the Company’s income tax provision/(benefits) from 2021 to 2022 is due to the recording of a full valuation allowance on our deferred tax assets as of December 31, 2022 and remeasurement of the related TRA Liability.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In previous periods, the provision/(benefit) was also impacted by the Business Combination and settlement of a foreign income tax examination. In 2020, the Company was only subject to minimal LLC entity-level and foreign taxes, whereas in 2021 the Company was also subject to U.S. federal and state income taxes on its allocable share of any taxable income or loss generated subsequent to the Business Combination.
The actual income tax expense differs from the expected amount computed by applying the federal statutory corporate tax rate of 21 percent as follows (in thousands):

	Years Ended December 31,
	2022		2021	2020
Federal statutory rate	$20,249		$31,844	$8,154
State blended statutory rate	5,168		8,497	2,176
LLC flow-through structure	—		—	(10,340)
Income taxed to owners of noncontrolling interests	(11,285)		(21,762)	—
Foreign tax impact	(80)		227	10
Change in fair value of warrant liability	(3,718)		(19,669)	—
Stock based compensation	2,868		—	—
Other permanent items	548		901	—
Research and development credits	(2,514)		(751)	—
Change in valuation allowance	186,954		112	—
Tax receivable agreement revaluation	(20,462)		—	—
Change in State Tax Rate	1,349		—	—
Provision for (benefit from) income taxes	$179,077		$(601)	$—
Effective tax rate	185.71%	—	(0.40)%	—%
The significant components of the net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Investment in partnership	$133,569	$112,543
Tax receivable agreement	37,254	34,203
Net operating loss carryovers	12,453	4,694
Tax credit carryovers	3,679	751
Other	111	18
Total deferred tax asset	187,066	152,209
Less: valuation allowance	(187,066)	(112)
Net deferred tax asset	$—	$152,097
As of December 31, 2022, the Company had federal and state net operating loss carry forwards of approximately $43.2 million and $53.4 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carries forward indefinitely and most of the state net operating losses will expire beginning in 2041. The Company also has foreign net operating loss carry forwards of approximately $0.1 million.
As of December 31, 2022, the Company had federal and California research credit carryforwards of $3.6 million and $1.3 million, respectively, available to reduce future tax. Federal tax credits begin to expire in 2041 and California credits carry forward indefinitely.
Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. An

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s deferred tax asset is primarily attributable to future tax amortization deductions of tax basis created from the Business Combination and future TRA payments. These deferred tax assets generally amortize over 15 years beginning on the payment date. Tax amortization deductions in excess of taxable income from operations result in a net operating loss, which can be carried forward indefinitely for federal tax purposes.
The Company assesses whether it is “more-likely-than-not” that it will realize its deferred tax assets (“DTAs”). The Company establishes a valuation allowance when available evidence indicates that it is more-likely-than-not that the deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company considers the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. This includes an analysis of the Company’s current financial position, results of operations for the current and prior years and all currently available information about future years. This assessment and estimates require significant management judgement. The Company maintains an existing valuation allowance until enough positive evidence exists to support its reversal. Change in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances.
Based on the weight of all available evidence, both positive and negative, the Company determined during the fourth quarter of 2022 that a full valuation allowance is required against its net DTAs. Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of negative evidence evaluated were the book operating loss incurred during the year ended December 31, 2022 and lowered forecasts. Accordingly, the valuation allowance increased by $187.0 million during the year ended December 31, 2022.
Payment under the tax receivable agreement liability was not probable resulting from the full valuation allowance and accordingly, substantially all of the tax receivable agreement liability was reversed. As of December 31, 2022, tax receivable agreement liability was $0.5 million, which is attributable to the 2022 taxable income. Resulting from the tax receivable agreement remeasurement, the Company recognized income for the change in tax receivable agreement liability of $142.4 million on the consolidated statements of operations for the year ended December 31, 2022.
The Company follows the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return.
The following table reflects changes in the unrecognized tax benefits (in thousands):

	December 31, 2022	December 31, 2021
Gross amount of unrecognized tax benefits as of the beginning of the period	$188	$—
Decreases related to prior year tax provisions	—	—
Increases related to current year tax provisions	732	188
Gross amount of unrecognized tax benefits as of the end of the period	$920	$188
As of December 31, 2022, the Company has unrecognized tax benefits of approximately $0.9 million, which would affect its effective tax rate if recognized, and without consideration of valuation allowance. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.
The Company and its subsidiaries file income tax returns with the U.S. federal government, various U.S. states and several foreign jurisdictions. The Company’s U.S. federal and state tax returns remain open to examination for 2019 through 2022. In addition, tax returns remain open to examination in non-U.S. subsidiaries, including Canada.
16.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate to a member of the board of directors. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of December 31, 2022, the security deposit for the sublease of approximately $0.1 million is included in other long-term liabilities on the consolidated balance sheets. For the year ended December 31, 2022, income on the sublease from the related party transactions was approximately $0.4 million and this amount is netted with rent expense and included in general and administrative expenses on the consolidated statements of operations.
In connection with the Business Combination, the Company paid certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. As of December 31, 2022 and December 31, 2021, the outstanding balance of the note receivable was $1.1 million, which is included in other assets at December 31, 2022 and prepaid expenses and other current assets at December 31, 2021 on the consolidated balance sheets. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount in 12 equal quarterly installments commencing on March 31, 2023. The promissory note will bear interest at a rate of 5% per annum commencing on March 31, 2023. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum.