Form 10-Q
period 2023-03-31
WM TECHNOLOGY, INC.
filed 2023-05-09
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of May 5, 2023, there were 92,573,466 shares of the registrant’s Class A common stock outstanding and 55,486,361 shares of Class V common stock outstanding.

WM TECHNOLOGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash	$25,902	$28,583
Accounts receivable, net	15,401	17,438
Prepaid expenses and other current assets	6,866	8,962
Total current assets	48,169	54,983
Property and equipment, net	25,556	24,928
Goodwill	68,368	68,368
Intangible assets, net	9,784	10,339
Right-of-use assets	30,245	31,447
Other assets	8,504	8,970
Total assets	$190,626	$199,035
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$26,170	$33,635
Deferred revenue	6,366	6,256
Operating lease liabilities, current	6,574	6,334
Tax receivable agreement liability, current	500	—
Other current liabilities	98	98
Total current liabilities	39,708	46,323
Operating lease liabilities, non-current	31,314	33,043
Tax receivable agreement liability, non-current	100	500
Warrant liability	1,365	2,090
Other long-term liabilities	2,900	2,302
Total liabilities	75,387	84,258
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 92,573,466 shares issued and outstanding at March 31, 2023 and 92,062,468 shares issued and outstanding at December 31, 2022	9	9
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 55,486,361 shares issued and outstanding at March 31, 2023 and December 31, 2022	5	5
Additional paid-in capital	72,444	67,986
Accumulated deficit	(57,095)	(54,620)
Total WM Technology, Inc. stockholders’ equity	15,363	13,380
Noncontrolling interests	99,876	101,397
Total stockholders’ equity	115,239	114,777
Total liabilities and stockholders’ equity	$190,626	$199,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$48,007	$57,452

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,494	3,740
Sales and marketing	12,060	21,882
Product development	10,934	13,090
General and administrative	22,500	29,055
Depreciation and amortization	3,167	3,945
Total operating expenses	52,155	71,712
Operating loss	(4,148)	(14,260)
Other income (expenses)
Change in fair value of warrant liability	725	(18,219)
Change in tax receivable agreement liability	(100)	—
Other expense, net	(446)	(502)
Loss before income taxes	(3,969)	(32,981)
Benefit from income taxes	—	(1,748)
Net loss	(3,969)	(31,233)
Net loss attributable to noncontrolling interests	(1,494)	(17,340)
Net loss attributable to WM Technology, Inc.	$(2,475)	$(13,893)

Class A Common Stock:
Basic and diluted loss per share	$(0.03)	$(0.19)

Class A Common Stock:
Weighted average basic and diluted shares outstanding	92,323,757	72,450,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three Months Ended March 31, 2023
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2022	92,062,468	$9	55,486,361	$5	$67,986	$(54,620)	$13,380	$101,397	$114,777
Stock-based compensation	—	—	—	—	4,396	—	4,396	285	4,681
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	475,510	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(250)	(250)
Issuance of common stock - Class P Unit exchange	35,488	—	—	—	62	—	62	(62)	—
Net loss	—	—	—	—	—	(2,475)	(2,475)	(1,494)	(3,969)
As of March 31, 2023	92,573,466	$9	55,486,361	$5	$72,444	$(57,095)	$15,363	$99,876	$115,239

	Three Months Ended March 31, 2022
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2021	65,677,361	$7	65,502,347	$7	$2,173	$61,369	$63,556	$68,384	$131,940
Stock-based compensation	—	—	—	—	7,246	—	7,246	681	7,927
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	879,284	—	—	—	(6)	—	(6)	(7)	(13)
Issuance of common stock for acquisitions	4,721,706	—	—	—	12,836	—	12,836	15,889	28,725
Issuance of common stock - Class A Unit exchange	4,295,574	1	(4,295,574)	(1)	3,669	—	3,669	(3,669)	—
Issuance of common stock - Class P Unit exchange	7,525,045	—	—	—	6,427	—	6,427	(6,427)	—
Issuance of common stock - warrants exercised	20	—	—	—	—	—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Units	—	—	—	—	11,625	—	11,625	—	11,625
Net loss	—	—	—	—	—	(13,893)	(13,893)	(17,340)	(31,233)
As of March 31, 2022	83,098,990	$8	61,206,773	$6	$43,970	$47,476	$91,460	$57,511	$148,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,969)	$(31,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,167	3,945
Change in fair value of warrant liability	(725)	18,219
Change in tax receivable agreement liability	100	—
Stock-based compensation	4,383	7,517
Deferred tax asset	—	(1,748)
Provision for doubtful accounts	1,951	2,759
Changes in operating assets and liabilities:
Accounts receivable	86	(7,802)
Prepaid expenses and other current assets	2,447	1,617
Other assets	25	—
Accounts payable and accrued expenses	(5,417)	3,132
Deferred revenue	109	(256)
Net cash provided by (used in) operating activities	2,157	(3,850)

Cash flows from investing activities
Purchases of property and equipment	(3,226)	(4,201)
Cash paid for acquisitions, net of cash acquired	—	(713)
Net cash used in investing activities	(3,226)	(4,914)

Cash flows from financing activities
Repayments of insurance premium financing	(1,450)	(3,143)
Distributions	(250)	—
Proceeds from repayment of related party note	88	—
Taxes paid related to net share settlement of equity awards	—	(13)
Net cash used in financing activities	(1,612)	(3,156)

Net decrease in cash	(2,681)	(11,920)
Cash – beginning of period	28,583	67,777
Cash – end of period	$25,902	$55,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	Three Months Ended March 31,
	2023	2022

Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$298	$410
Insurance premium financing	$—	$248
Issuance of equity for acquisitions	$—	$28,725
Holdback liability recognized in connection with the acquisition	$—	$98
Accrued liabilities assumed in connection with acquisition	$—	$586
The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business and Organization
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. (the “Company”) operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the U.S. states, U.S. territories and Canadian legalized cannabis markets. The Company’s comprehensive business-to-consumer (“B2C”) and business-to-business (“B2B”) suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•WM Store: Customizable online store which allows retailers and brands to import their Weedmaps listing menu or product reservation functionality to their own white-labeled WM Store website or separately owned website. WM Store facilitates customer pickup or delivery orders and enables retailers to reach more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website;
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
◦WM Deals: Discount and promotion pricing tools that let clients strategically reach prospective price-conscious cannabis customers with deals or discounts to drive conversion. In some jurisdictions, it is required by applicable law to showcase discounts.
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
•WM CRM: Customer relationship management software allowing clients to reach new consumers, build loyalty, and grow revenue with our compliant app, text and marketing tools. The tools also allow for retargeting and re-engagement of cannabis consumers.
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
The Company sells its Weedmaps for Business suite in the United States, and currently offers some of its Weedmaps for Business solutions in Canada and has a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain and Switzerland. The Company operates in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of March 31, 2023, the Company

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
actively operated in over 30 U.S. states and territories that have adult-use and/or medical-use regulations in place. The Company defines actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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
On the Closing Date, the Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by WMH LLC and continue to operate through WMH LLC and its subsidiaries, and WM Technology, Inc.’s material assets are the equity interests of WMH LLC indirectly held by it. Legacy WMH was determined to be the accounting acquirer in the Business Combination, which was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. The condensed financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of March 31, 2023, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of WM Technology, Inc. and WM Holding Company, LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three months ended March 31, 2023 and 2022.
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
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-two of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely.. Additionally, while a number of U.S. legislators have introduced various bills to legalize cannabis at the federal level, none of these bills has become law. Currently, under federal law, cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is still a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines, and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. If any of the states that permit use of cannabis were to change their laws or the federal government was to actively enforce the CSA or other laws related to the federal prohibition on cannabis, the Company’s business could be adversely affected.
In addition, the Company’s ability to grow and meet its operating objectives depends largely on the continued legalization and regulation of cannabis on a widespread basis. There can be no assurance that such legalization will occur on a timely basis, or at all.
The geographic concentration of the Company’s clients makes the Company vulnerable to a downturn in the local market area. Historically, the Company’s business operations have been located primarily in the State of California, and for the three months ended March 31, 2023, approximately 55% of the Company’s revenue originated in California.
Fair Value Measurements
The Company follows the guidance in Accounting Standards Codification (“ASC”) 820 - Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. See Note 4 for additional information on liabilities measured at fair value.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for doubtful account balances of $13.4 million and $12.2 million as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, a receivable due from one single customer accounted for approximately 11% of the total gross accounts receivable outstanding.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the changes in the allowance for doubtful accounts:

	Three Months Ended March 31,
	2023	2022
Allowance, beginning of period	$12,232	$5,169
Addition to allowance	1,951	2,759
Write-off, net of recoveries	(770)	(686)
Allowance, end of period	$13,413	$7,242
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s investments in equity securities without a readily determinable fair value was $3.5 million, which is recorded within other assets on the Company’s condensed consolidated balance sheets.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value and the impairment charge is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. No impairments to investments in equity securities were recorded during the three months ended March 31, 2023 and 2022.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation, and consist of internally developed software, computer equipment, furniture and fixtures and leasehold improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and generally over three years for computer equipment, seven years for furniture and fixtures and five years for leasehold improvements. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s condensed consolidated statements of operations.
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
The Company assess impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. No impairments to property and equipment were recorded during the three months ended March 31, 2023 and 2022.
Goodwill and Intangible Assets
Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually or

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No goodwill or intangible asset impairment charges were recorded for the three months ended March 31, 2023 and 2022.
Leases
The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the condensed consolidated balance sheets as both a right-of-use asset (“ROU”) and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
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
Total lease costs, net for the three months ended March 31, 2023 and 2022 were $2.2 million and $2.5 million, respectively. Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three months ended March 31, 2023 and 2022, the Company recorded contra rent expense related to its subleases of $0.5 million and $0.4 million, respectively.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of March 31, 2023, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (loss) on the condensed consolidated statements of operations. As of March 31, 2023, tax receivable agreement liability was $0.6 million. During the three months ended March 31, 2023, the Company recognized a loss of $0.1 million related to the remeasurement of its TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
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
Revenue for service contracts that the Company assesses are not probable of collection is not recognized until the contract is completed and payment is received. Collectability is reassessed when there is a significant change in facts or circumstances. The assessment of collectability considers whether the Company may limit its exposure to credit risk through its right to stop transferring additional service in the event the customer is delinquent.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and WM Deals products. Other ad solutions include certain advertising products on and off the Weedmaps marketplace, including WM AdSuite. For a description of these solutions, see the "Business and Organization" section.
The following table summarizes the Company’s disaggregated net revenues information (in thousands):

	Three Months Ended March 31,
	2023	2022
Weedmaps for Business and other SaaS solutions	$11,684	$12,737
Featured and deal listings	33,494	41,470
Subtotal	45,178	54,207

Other ad solutions	2,829	3,245
Total revenues	$48,007	$57,452
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue balance as of March 31, 2023 and December 31, 2022 were $6.4 million and $6.3 million, respectively, and the balance is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
All revenues during the periods presented were recognized over time, as opposed to at a point in time.
The following table summarizes the Company’s U.S. and foreign revenues (in thousands):

	Three Months Ended March 31,
	2023	2022
U.S. revenues	$47,982	$57,436
Foreign revenues	25	16
Total revenues	48,007	57,452
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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $1.0 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended March 31, 2023 and 2022, the Company recognized $0.6 million of expenses in each period related to employer contributions for the 401(k) saving plan.
Other Income (Expense)
Other income (expense) consists primarily of change in fair value of warrant liability and tax receivable agreement liability remeasurement. Other expense, net consists primarily of political contributions, interest expense, financing fees and other tax related expenses.
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
The Company assesses whether it is “more-likely-than-not” that it will realize its deferred tax assets. The Company establishes a valuation allowance when available evidence indicates that it is more-likely-than-not that the deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company considers the amounts and timing of expected future deductions or carry forwards and sources of taxable income that may enable utilization. This includes an analysis of the Company’s current financial position, results of operations for the current and prior years and all currently available information about future years. This assessment and estimates require significant management judgment. The Company maintains an existing valuation allowance until enough positive evidence exists to support its reversal. Change in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances.
Based on the weight of all available evidence, both positive and negative, the Company determined during the fourth quarter of 2022 that a full valuation allowance was required against its net deferred tax assets. Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of negative evidence evaluated were the book operating loss incurred during the year ended December 31, 2022 and lowered forecasts. Payment under the tax receivable agreement liability was not probable resulting from the full valuation allowance and accordingly, substantially all of the tax receivable agreement liability was reversed. As of March 31, 2023 and December 31, 2022, tax receivable agreement liability $0.6 million and $0.5 million, respectively.
The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company's annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), revaluations of the warrant liability, changes in flow-through income not subject to tax, valuation allowances and tax law developments.
As a result of the Business Combination, WM Technology, Inc. became the sole managing member of WMH LLC, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, WMH LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc. following the Business Combination, on a pro rata basis. WM Technology, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of WMH LLC following the Business Combination. The Company is also subject to taxes in foreign jurisdictions.
WMH LLC will generally be required from time to time to make pro rata distributions in cash to the Company and the other holders of WMH Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on the Company’s and the other WMH equity holders’ respective allocable shares of the taxable income of WMH LLC
For the three months ended March 31, 2023, the Company recorded zero income tax provision due to the impact of the full valuation allowance on its net deferred assets. For the three months ended March 31, 2022, the Company recorded an income tax benefit of 1.7 million and the income tax benefit was the result of the tax benefit of the Company's pro rata share of losses and tax credits flowing through from WM Holding LLC. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
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
Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to WM Technology, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.
Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if-converted method, as applicable. Potential common shares are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 12 for additional information on dilutive securities.
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. As of March 31, 2023, the Company had cash balances that exceeded the FDIC limit with four financial institutions. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Reclassifications
Repayments of insurance premium financing in the amount of $3.1 million for the three months ended March 31, 2022 was previously classified on the condensed consolidated statements of cash flows under operating activities. The Company reclassified the repayments to financing activities in accordance with ASC 230 - Statement of Cash Flows. There is no impact to the total cash flow activities from this reclassification.

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
The following table provides a roll forward of employee termination costs:

Three Months Ended March 31, 2023
Unpaid employee termination costs, December 31, 2022	$3,646
Employee termination costs - severance and other cash costs	465
Total paid	(2,617)
Unpaid employee termination costs, March 31, 2023	$1,494
The unpaid employee termination costs are included in accounts payable and accrued expenses on the condensed consolidated balance sheets. Employee termination costs are included in general and administrative expenses on the condensed consolidated statements of operations.
4.    Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	March 31, 2023	December 31, 2022
Liabilities:
Warrant liability – Public Warrants	1	$875	$1,250
Warrant liability – Private Placement Warrants	3	490	840
Total warrant liability		$1,365	$2,090

The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended March 31, 2023
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$1,250	$840	$2,090
Change in valuation inputs or other assumptions	(375)	(350)	(725)
Fair value, end of period	$875	$490	$1,365

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2022
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$16,750	$10,710	$27,460
Change in valuation inputs or other assumptions	10,750	7,469	18,219
Fair value, end of period	$27,500	$18,179	$45,679

Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $0.9 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$0.85	$1.01
Volatility	82.6%	82.3%
Term (years)	3.21	3.46
Risk-free interest rate	3.79%	4.17%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $0.5 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Estimated Assets Acquired and Liabilities Assumed:
Assets acquired:
Cash	$118
Accounts receivable	835
Other current assets	37
Fixed assets	2,826
Software technology	825
Trade name	103
Customer relationships	3,631
Order Backlog	210
Goodwill	23,073
Total assets acquired	31,658

Liabilities assumed:
Accounts payable	$(460)
Other current liabilities	(8)
Deferred revenue	(96)
Other liabilities	(22)
Long-term liabilities	(1,650)
Total liabilities assumed	(2,236)

Total net assets acquired	$29,422

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
6.     Intangible Assets

Intangible assets consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.4	$7,635	$(4,851)	$2,784
Software technology	6.9	7,516	(4,619)	2,897
Customer relationships	11.5	5,211	(1,108)	4,103
Order backlog	1.0	210	(210)	—
Total intangible assets	10.8	$20,572	$(10,788)	$9,784

	December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.4	$7,635	$(4,699)	$2,936
Software technology	6.9	7,516	(4,413)	3,103
Customer relationships	11.5	5,211	(921)	4,290
Order backlog	1.0	210	(200)	10
Total intangible assets	10.8	$20,572	$(10,233)	$10,339

Amortization expense for intangible assets was $0.6 million for the three months ended March 31, 2023 and 2022.
The estimated future amortization expense of intangible assets as of March 31, 2023 is as follows (in thousands):

Remaining period in 2023 (nine months)	$1,614
Year ended December 31, 2024	1,927
Year ended December 31, 2025	1,593
Year ended December 31, 2026	1,346
Year ended December 31, 2027	754
Thereafter	2,550
$9,784

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$1,553	$2,869
Prepaid marketing	1,818	2,321
Prepaid software	2,145	2,762
Other prepaid expenses and other current assets	1,350	1,010
	$6,866	$8,962

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
8.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$2,731	$4,341
Accrued employee expenses	19,047	24,074
Other accrued liabilities	4,392	5,220
	$26,170	$33,635

As of March 31, 2023 and December 31, 2022, accrued employee expenses included unpaid employee termination cost of $1.5 million and $3.6 million, respectively. See Note 3 for additional information. Accrued employee expenses also included accrued bonuses of $11.0 million and $9.9 million as of March 31, 2023 and December 31, 2022, respectively, related to certain employment agreements entered into in connection with prior acquisitions.
9.     Warrant Liability
At March 31, 2023, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in a non-cash gain of $0.7 million and non-cash loss of $18.2 million on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no shares of preferred stock issued or outstanding.

Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of March 31, 2023, the noncontrolling interests owned 38.1% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
A summary of the Class P Unit activity for the three months ended March 31, 2023 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2022	15,125,429
Cancellations	(25,567)
Exchanged for Class A Common Stock	(75,000)
Outstanding, Class P Units, March 31, 2023	15,024,862
Vested, March 31, 2023	14,791,675
As of March 31, 2023, unrecognized stock-based compensation expense for non-vested Class P Units was $0.6 million, which is expected to be recognized over a weighted-average period of 1.5 years. For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense for the Class P Units of $0.3 million and $0.7 million, respectively.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of March 31, 2023, 33,146,412 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of March 31, 2023, 22,446,927 shares of Class A Common Stock are available for future issuance.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the restricted stock unit (“RSU”) activity for the three months ended March 31, 2023 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2022	6,269,868	$7.07
Granted	573,553	$1.04
Vested	(478,097)	$8.14
Forfeited	(455,860)	$8.36
Non-vested at March 31, 2023	5,909,464	$6.30
As of March 31, 2023, unrecognized stock-based compensation expense for non-vested RSUs was $34.2 million, which is expected to be recognized over a weighted-average period of 2.4 years. For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense for the RSUs of $4.0 million and $5.0 million, respectively.
On January 5, 2023, the compensation committee of the Company’s board of directors granted the Company’s Executive Chair, Douglas Francis, an award of 481,927 RSU with an approximate value of $800,000, based on the average closing price of the Company’s Class A common stock for the 90-day period prior to the grant date (the “RSU Grant”), in recognition of his leadership of the Company’s executive team since August 2022. The shares subject to the RSU Grant will vest in two equal quarterly increments on May 15, 2023 and August 15, 2023, subject to Mr. Francis’ continuous service (as defined in the 2021 Plan (as defined above) or award agreement) on each such vesting date. On May 8, 2023, Mr. Francis declined the RSU Grant and the RSUs were forfeited.
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
No activities occurred during the three months ended March 31, 2023 related to the PRSUs. The number of non-vested PRSUs as of March 31, 2023 was 859,375 and weighted average grant date fair value was $6.40.
Based on the probability of attainment as of March 31, 2023, the unrecognized stock-based compensation expense for non-vested PRSUs was $0.3 million, which is expected to be recognized over a period of 0.8 years. For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense for the PRSUs of $0.1 million and $1.9 million, respectively.
The Company recorded stock-based compensation cost related to the Class P Units, RSUs and PRSUs in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales and marketing	$897	$1,811
Product development	1,168	1,412
General and administrative	2,318	4,294
Total stock-based compensation expense	4,383	7,517
Amount capitalized to software development	298	410
Total stock-based compensation cost	$4,681	$7,927
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
The computation of loss per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three months ended March 31, 2023 and 2022 (amounts in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(3,969)	$(31,233)
Less: net loss attributable to noncontrolling interests	(1,494)	(17,340)
Net loss attributable to WM Technology, Inc. Class A Common Stock - basic and diluted	$(2,475)	$(13,893)
Denominator:
Weighted average of shares of Class A Common Stock outstanding - basic and diluted	92,323,757	72,450,204

Net loss per share of Class A Common Stock - basic and diluted	$(0.03)	$(0.19)
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
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Class A Units	55,486,361	61,206,773
Class P Units	15,024,862	16,249,030
RSUs	5,909,464	10,229,846
PRSUs	859,375	2,437,500
Public Warrants	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000
Acquisition holdback shares	677,847	677,847
13.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate to a member of the board of directors. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of March 31, 2023, the security deposit for the sublease of approximately $0.1 million is included in other long-term liabilities on the accompanying condensed balance sheets. As of March 31, 2023 and December 31, 2022, rent receivable was $0.3 million and $0.1 million, respectively, and these amounts are included in accounts receivable, net on the accompanying condensed balance sheets. For the three months ended March 31, 2023, income on the sublease with related party were $0.2 million and this amount is netted with rent expense and included in general and administrative expenses on the accompanying condensed statements of operations.
In connection with the Business Combination, the Company paid certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount in

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12 equal quarterly installments commencing on March 31, 2023. The promissory note will bear interest at a rate of 5% per annum commencing on March 31, 2023. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of March 31, 2023 and December 31, 2022, the outstanding balance of the note receivable was $1.0 million and $1.1 million, respectively. As of March 31, 2023, $0.4 million of the note receivable was included in prepaid expenses and other current assets and the other $0.6 million was included in other assets on the accompanying condensed balance sheets. As of December 31, 2022, $1.1 million of related party note receivable was included in other assets on the accompanying condensed balance sheets.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes to those statements included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the U.S. states, U.S. territories and Canadian legalized cannabis markets. Our comprehensive business-to-consumer (“B2C”) and business-to-business (“B2B”) suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace provides cannabis consumers with information regarding cannabis retailers and brands. In addition, the Weedmaps marketplace aggregates data from a variety of sources including retailer point-of-sale solutions to provide consumers with the ability to browse by strain, price, cannabinoids and other information regarding locally available cannabis products, through our website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers (retailers complete orders and process payments outside of the Weedmaps marketplace as Weedmaps serves only as a portal, passing a consumer’s inquiry to the dispensary). The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. We believe the size, loyalty and engagement of our user base and the frequency of consumption of cannabis of our user base is highly valuable to our clients and results in clients, mainly cannabis retailers, brands, paying for access to our marketplace and other tools that streamline front and back-end operations and help manage compliance needs. These tools support cannabis businesses at every stage in the consumer funnel, enabling them to:
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

Our solutions are designed to address these challenges facing cannabis consumers and businesses. The Weedmaps marketplace allows cannabis users to search for and browse cannabis products from retailers and brands, and ultimately reserve products from certain local retailers, in a manner similar to other technology platforms with breadth and depth of product, brand and retailer selection. With the development of Weedmaps for Business, we offer an end-to-end platform for licensed cannabis retailers to comply with state law. We sell a monthly subscription offering to retailer and brand clients as well as upsell and add-on offerings to licensed clients. Our current subscription package includes:
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
•WM Store: Customizable online store which allows retailers and brands to import their Weedmaps listing menu or product reservation functionality to their own white-labeled WM Store website or separately owned website. WM Store facilitates customer pickup or delivery orders and enables retailers to reach more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website;
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
◦WM Deals: Discount and promotion pricing tools that let clients strategically reach prospective price-conscious cannabis customers with deals or discounts to drive conversion. In some jurisdictions, it is required by applicable law to showcase discounts.
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

•WM CRM: Customer relationship management software allowing clients to reach new consumers, build loyalty, and grow revenue with our compliant app, text and marketing tools. The tools also allow for retargeting and re-engagement of cannabis consumers.
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
We sell our Weedmaps for Business suite in the United States, currently offer some of our Weedmaps for Business solutions in Canada and have a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of March 31, 2023, we actively operated in over 30 U.S. states and territories that have adult-use and/or medical-use regulations in place. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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
We have grown the Weedmaps marketplace to become the premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,641 average monthly paying business clients during the three months ended March 31, 2023 on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased over 9,300 listing pages as of March 31, 2023. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Our weedmaps.com website, our iOS Weedmaps mobile application and our Android Weedmaps mobile application also have educational content including news articles, information about cannabis strains, a number of “how-to” guides, policy white-papers and research to allow consumers to educate themselves on cannabis and its history, uses and legal status. While consumers can discover cannabis products, brands and retailers on our website, we neither sell (or fulfill purchases of) cannabis products, nor do we process payments for cannabis transactions across our marketplace or SaaS solutions.
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

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands, except for revenue per paying client)
Revenues	$48,007	$57,452
Net loss	$(3,969)	$(31,233)
EBITDA(1)	$(802)	$(29,036)
Adjusted EBITDA(1)	$7,130	$(953)
Average monthly revenue per paying client(2)	$2,837	$3,810
Average monthly paying clients(3)	5,641	5,026
___________________________
(1)For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net loss, see “Net Loss to EBITDA and Adjusted EBITDA” below.
(2)Average monthly revenue per paying client is defined as the average monthly revenue for any particular period divided by the average monthly paying clients in the same respective period.
(3)Average monthly paying clients are defined as the average of the number of paying clients billed in a month across a particular period (and for which services were provided).
Revenue
We offer our Weedmaps for Business solution as a monthly subscription package that includes (based on availability within any given market and state-level regulations): (i) a listing page with product menu on weedmaps.com, our iOS Weedmaps mobile application and our Android Weedmaps mobile application, which allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law, (ii) the ability to receive reservations of products for pickup by consumers or delivery to consumers (either on weedmaps.com, on a white labeled WM Store website or third-party websites through our orders and menu embed product), (iii) customizable menus for brands, retailers and delivery operators to embed on their website, (iv) access to our APIs, including real-time connectivity between Weedmaps for Business to a point-of-sale system (“POS”) to streamline workflows and promote compliance through accuracy and (v) analytics dashboards. We also offer add-on and a la carte products and services for additional fees, including advertising and customer relationship management (“CRM”) software, among other things (for a description of these services, see Item 1. Business). Finally, we offer a growing set of offerings for brands to reach consumers and retailers as well as manage their brand catalog information.
Net Loss to EBITDA and Adjusted EBITDA
Our financial statements, including net income (loss), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For more information regarding the components within our net loss, see “Components of Our Results of Operations” below.
Net loss for the three months ended March 31, 2023 and 2022 was $4.0 million and $31.2 million, respectively. The decrease in net loss was primarily due to a decrease in operating expenses of $19.6 million and a comparatively favorable change in fair value of warrant liability of $18.9 million, which was partially offset by a decrease in revenue of $9.4 million and a comparatively unfavorable decrease in benefit from income taxes of $1.7 million. For more information regarding the components of our net loss, see “Components of Our Results of Operations” below.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, all of which are non-GAAP financial measures that we calculate as net income (loss) before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, change in tax receivable agreement liability, transaction related bonuses, transaction costs, legal settlements and other legal costs and reduction in force and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net loss (the most directly comparable GAAP financial measure) to EBITDA; and from EBITDA to Adjusted EBITDA.
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

Each of EBITDA and Adjusted EBITDA has limitations as an analytical tool, and you should not consider any of these non-GAAP financial measures in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and
•EBITDA and Adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available to us.
Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net (loss) income and our other GAAP results.
A reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(3,969)	$(31,233)
Benefit from income taxes	—	(1,748)
Depreciation and amortization expenses	3,167	3,945
EBITDA	(802)	(29,036)
Stock-based compensation	4,383	7,517
Change in fair value of warrant liability	(725)	18,219
Transaction related bonuses	2,842	1,957
Legal settlements and other legal costs	867	139
Reduction in force	465	—
Transaction costs	—	251
Change in tax receivable agreement liability	100	—
Adjusted EBITDA	$7,130	$(953)

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

	Three Months Ended March 31,
	2023	2022
Average monthly revenue per paying client	$2,837	$3,810
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
Average monthly paying clients for the three months ended March 31, 2023 increased 12% to 5,641 average monthly paying clients from 5,026 average monthly paying clients in the same period in 2022. The increase in average monthly paying clients in the three months ended March 31, 2023 as compared to the same periods in 2022 was primarily due to new client acquisitions across existing and new states. This growth was offset by a decline in our average monthly revenue per paying client due to spend declines in established markets. We expected these pressures given the continued liquidity challenges that clients are facing.

	Three Months Ended March 31,
	2023	2022
Average monthly paying clients	5,641	5,026
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
Prices of certain commodity products, including gas prices, are historically volatile and subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs, inflation and the military conflict between Russia and Ukraine. Increasing prices in the component materials for the goods or services of our clients may impact their ability to maintain or increase their spend with us and their ability to pay their invoices on time. Rapid and significant changes in commodity prices may negatively affect our revenue if our clients are unable to mitigate inflationary increases through various customer pricing actions and cost reduction initiatives. This could also negatively impact our net dollar retention and our collections on accounts receivable.
Regulation and Maturation of Cannabis Markets
We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult-use and the regulatory environment continues to develop. Thirty-eight states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-two of those states, the District of Columbia, Guam and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Nine additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 14-year operating history to enter new markets.
We also have a significant opportunity to monetize transactions originating from users engaging with a retailer on the Weedmaps marketplace or tracked via one of our Weedmaps for Business solutions. Given U.S. federal prohibitions on plant-touching businesses and our current policy not to participate in the chain of commerce associated with the sale of cannabis products, we do not charge take-rates or payment fees for transactions originating from users who engage with a retailer on the Weedmaps platform or tracked via one of our Weedmaps for Business solutions. A change in U.S. federal regulations could result in our ability to engage in such monetization efforts without adverse consequences to our business. A change in U.S. federal regulations could also increase access to capital and remove limitations of Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”), thus allowing deduction or credit for certain expenses of cannabis business to increase our cash flow and liquidity, as well as those of many industry participants.
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

Brand Recognition and Reputation
We believe that maintaining and enhancing our brand identity and our reputation is critical to maintaining and growing our relationships with clients and consumers and to our ability to attract new clients and consumers. Historically, a substantial majority of our marketing spending was on out-of-home advertising on billboards, buses and other non-digital outlets. Starting in 2019, consistent with the overall shift in perceptions regarding cannabis, a number of demand-side digital advertising platforms allowed us to advertise online. We also invested in growing our internal digital performance advertising team. We believe there is an opportunity to improve market efficiency through digital channels and expect to shift our marketing spending accordingly. Over the longer term, we expect to shift and accelerate our marketing spend to additional online and traditional channels, such as broadcast television or radio, as they become available to us. Further, we have begun reinvesting in our on-the-ground and field marketing presence and are increasing the types and cadence of client events. These events support and provide value to our retail client base through in-store activation and customer engagement at point of purchase and also afford Weedmaps with the opportunity to engage directly with our client partners, understand their needs / challenges, and foster good will.
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
We offer our Weedmaps for Business solution as a monthly subscription package that includes (based on availability within any given market and state-level regulations): (i) a listing page with product menu on weedmaps.com, our iOS Weedmaps mobile application and our Android Weedmaps mobile application, which allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law, (ii) the ability to receive reservations of products for pickup by consumers or delivery to consumers (either on weedmaps.com, on a white labeled WM Store website or third-party websites through our orders and menu embed product), (iii) customizable menus for brands, retailers and delivery operators to embed on their website, (iv) access to our APIs, including real-time connectivity between Weedmaps for Business to a point-of-sale system (“POS”) to streamline workflows and promote compliance through accuracy and (v) analytics dashboards. We also offer add-on and a la carte products and services for additional fees, including advertising and customer relationship management (“CRM”) software, among other things. Finally, we offer a growing set of offerings for brands to reach consumers and retailers as well as manage their brand catalog information. Our subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. For clients that pay us in advance for listing and other services, we record deferred revenue and recognized revenue over the applicable subscription term.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues primarily consists of web hosting, internet service and credit card processing costs. Cost of sales is primarily driven by increases in revenue leading to increases in credit card processing and web hosting costs. We expect our cost of revenue to continue to increase on an absolute basis and remain relatively flat as a percentage of revenue as we scale our business and inventory costs related to multi-media offerings.
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
Other Income (Expense)
Other income (expense) consists primarily of change in fair value of warrant liability and tax receivable agreement liability remeasurement. Other expense, net consists primarily of political contributions, interest expense, financing fees and other tax related expenses.
Provision for (Benefit from) Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more-likely-than-not that all or a portion of a deferred tax asset will not be recognized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. During the fourth quarter of 2022, we recorded a full valuation allowance against our net deferred tax assets. See Note 2 to our condensed consolidated financial statements included herein.
Results of Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenues	$48,007	$57,452

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,494	3,740
Sales and marketing	12,060	21,882
Product development	10,934	13,090
General and administrative	22,500	29,055
Depreciation and amortization	3,167	3,945
Total operating expenses	52,155	71,712
Operating loss	(4,148)	(14,260)
Other income (expense)
Change in fair value of warrant liability	725	(18,219)
Change in tax receivable agreement liability	(100)	—
Other expense, net	(446)	(502)
Loss before income taxes	(3,969)	(32,981)
Benefit from income taxes	—	(1,748)
Net loss	(3,969)	(31,233)
Net loss attributable to noncontrolling interests	(1,494)	(17,340)
Net loss attributable to WM Technology, Inc.	$(2,475)	$(13,893)

	Three Months Ended March 31,
	2023	2022
Revenues	100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	7%	7%
Sales and marketing	25%	38%
Product development	23%	23%
General and administrative	47%	51%
Depreciation and amortization	7%	7%
Total operating expenses	109%	125%
Operating loss	(9)%	(25)%
Other income (expense)
Change in fair value of warrant liability	2%	(32)%
Change in tax receivable agreement liability	—%	—%
Other expense, net	(1)%	(1)%
Loss before income taxes	(8)%	(57)%
Benefit from income taxes	0%	(3)%
Net loss	(8)%	(54)%
Net loss attributable to noncontrolling interests	(3)%	(30)%
Net loss attributable to WM Technology, Inc.	(5)%	(24)%

Comparison of Three Months Ended March 31, 2023 and 2022
Revenues

	Three Months Ended March 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Revenues	$48,007	$57,452	$(9,445)	(16)%
Total revenues decreased by $9.4 million or 16% for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was driven by a decrease in average monthly revenue per paying client primarily as a result of a decrease in revenue from featured and deal listing products. Compared to the prior year period, revenue decreased $8.0 million in our featured and deal listings, $1.1 million in our Weedmaps for Business and other SaaS subscriptions and $0.4 million in our other ad solutions. For the three months ended March 31, 2023, featured and deal listings, Weedmaps for Business and other SaaS subscriptions and other ad solutions represented approximately 70%, 24% and 6% of our total revenues, respectively.
Cost of Revenues

	Three Months Ended March 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Cost of revenues	$3,494	$3,740	$(246)	(7)%
Gross margin	93%	93%
Cost of revenues was $3.5 million for the three months ended March 31, 2023 compared to $3.7 million for the same period in 2022. The decrease of $0.2 million was primarily related to a decrease of $0.8 million for cost of revenues associated with multi channel marketing and cloud communication platforms, partially offset by an increase of $0.5 million for server costs.
Sales and Marketing Expenses

	Three Months Ended March 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$12,060	$21,882	$(9,822)	(45)%
Percentage of revenue	25%	38%
Sales and marketing expenses decreased by $9.8 million, or 45%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to decreases in personnel-related costs of $4.3 million, website advertising expense of $2.3 million, outside services expense of $1.7 million, branding and advertising expenses of $0.9 million and events expense of $0.5 million. The decrease in personnel-related costs was primarily due to decreased headcount which includes decreases in salaries and wages of $1.8 million, bonus expense of $1.1 million, vacation expense of $0.4 million and stock-based compensation expense of $0.9 million. Bonus expense for the three months ended March 31, 2023 includes $1.8 million of expense related to future bonus payouts in connection with prior acquisitions.
Product Development Expenses

	Three Months Ended March 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Product development expenses	$10,934	$13,090	$(2,156)	(16)%
Percentage of revenue	23%	23%

Product development expenses decreased by $2.2 million, or 16%, for the three months ended March 31, 2023 compared to the same period in 2022. This decrease was primarily due to decreases in personnel-related costs of $1.4 million and outside services expense of $0.8 million. The decrease in personnel-related costs was primarily due to decreased headcount which includes decreases in salaries and wages of $0.7 million, bonus expense of $0.3 million and stock-based compensation expense of $0.2 million.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
General and administrative expenses	$22,500	$29,055	$(6,555)	(23)%
Percentage of revenue	47%	51%
General and administrative expenses decreased by $6.6 million, or 23%, for the three months ended March 31, 2023 compared to the same period in 2022. This decrease was primarily due to decreases in personnel-related costs of $3.0 million, insurance expense of $2.0 million, bad debt expense of $0.8 million, outside services expense of $0.5 million, software expense of $0.5 million and rent expense of $0.3 million, partially offset by an increase in professional services expense of $0.6 million. The decrease in personnel-related costs was primarily due to decreased headcount which includes decreases in salaries and wages of $0.9 million, bonus expense of $0.7 million and stock-based compensation expense of $2.0 million, partially offset by an increase in severance costs of $0.6 million, resulting from the reduction in force that occurred in 2022.
Depreciation and Amortization Expenses

	Three Months Ended March 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$3,167	$3,945	$(778)	(20)%
Percentage of revenue	7%	7%
Depreciation and amortization expenses decreased $0.8 million, or 20%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to decreases in fixed asset depreciation of $0.5 million and capitalized software amortization of $0.2 million. Capitalized software amortization in the three months ended March 31, 2022 included accelerated depreciation of $1.1 million related to discontinued product features of WM Retail.
Other Income (Expense), net

	Three Months Ended March 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$725	$(18,219)	$18,944	104%
Change in tax receivable agreement liability	(100)	—	(100)	N/M
Other expense, net	(446)	(502)	56	11%
Other income (expense), net	$179	$(18,721)	$18,900	101%
Percentage of revenue	1%	(33)%
________________________________
N/M - Not meaningful
Other income, net was $0.2 million during the three months ended March 31, 2023 compared to other expense, net of $18.7 million in the same period in 2022. Other income (expense), net was primarily impacted by comparatively favorable changes in fair value of warrant liability of $18.9 million.

Benefit from Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Benefit from income taxes	$—	$(1,748)	$1,748	N/M
Percentage of revenue	—%	(3)%
________________________________
N/M - Not meaningful
Benefit from income taxes decreased by $1.7 million for the three months ended March 31, 2023 compared to the same period in 2022. For the three months ended March 31, 2023, the Company recorded zero income tax provision due to the impact of the full valuation allowance on its net deferred assets. For the three months ended March 31, 2022, the Company recorded an income tax benefit of $1.7 million and the income tax benefit was the result of the tax benefit of the Company's pro rata share of losses and tax credits flowing through from WM Holding LLC. See Note 2 to our condensed consolidated financial statements included herein.
Seasonality
The cannabis industry has certain industry holidays that typically result in consumption by cannabis users. The most important day is April 20th (“420”) but other, smaller holidays include, but are not limited to, July 10th and the Wednesday before Thanksgiving (Green Wednesday). Given the increased consumption, our clients will typically increase spend heading into these events. However, historically, our financial results have been more driven by our ability to achieve rapid growth throughout the year and or the impact of broader industry headwinds impacting our clients. Therefore, while seasonality has not had a significant impact on our results in the past, our clients may experience seasonality in their businesses which in turn can impact the revenue generated from them. Our business may become more seasonal in the future and historical patterns in our business may not be a reliable indicator of future performance.
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Cash	$25,902	$28,583
Accounts receivable, net	15,401	17,438
Working capital	8,461	8,660
As of March 31, 2023 and December 31, 2022, we had cash of $25.9 million and $28.6 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our liquidity requirements from cash and working capital on hand at March 31, 2023, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$2,157	$(3,850)
Net cash used in investing activities	$(3,226)	$(4,914)
Net cash used in financing activities	$(1,612)	$(3,156)
Net Cash Provided by (Used In) Operating Activities
Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, change in tax receivable agreement liability, stock-based compensation, deferred taxes, provision for doubtful accounts and the effect of changes in working capital.
Net cash provided by operating activities for the three months ended March 31, 2023 was $2.2 million, which resulted from a net loss of $4.0 million, together with net cash outflows of $2.8 million from changes in operating assets and liabilities, and non-cash items of $8.9 million, consisting of depreciation and amortization of $3.2 million, fair value of warrant liability of $0.7 million, stock-based compensation of $4.4 million, provision for doubtful accounts of $2.0 million and change in tax receivable agreement of $0.1 million. Net cash outflows from changes in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $5.4 million, partially offset by a decrease in prepaid expenses and other current assets of $2.4 million, a decrease in accounts receivable of $0.1 million and an increase in deferred revenue of $0.1 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash used by operating activities for the three months ended March 31, 2022 was $3.9 million, which resulted from net loss of approximately $31.2 million, together with net cash outflows of approximately $3.3 million from changes in operating assets and liabilities, and non-cash items of $30.7 million, consisting of depreciation and amortization of $3.9 million, fair value of warrant liability of $18.2 million, stock-based compensation of $7.5 million, deferred income taxes of $1.7 million and provision for doubtful accounts of $2.8 million. Net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivables of $7.8 million and a decrease in deferred revenue of $0.3 million, offset by a decrease in prepaid expenses and other current assets of $1.6 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2023 was $3.2 million, which resulted from $3.2 million cash paid for purchases of property and equipment, which includes capitalized software development costs.
Cash used in investing activities for the three months ended March 31, 2022 was $4.9 million, which resulted from $4.2 million cash paid for purchases of property and equipment, which includes capitalized software development cost and $0.7 million net cash paid for acquisition.
Net Cash Used in Financing Activities
Cash outflows from financing activities for the three months ended March 31, 2023 was $1.6 million, which primarily consists of repayments of insurance premium financing of $1.5 million and distributions of $0.3 million to the holders of the Company’s Class A and Class P Units other than the Company.
Cash outflows from financing activities for three months ended March 31, 2022 was $3.2 million, which primarily consists of repayments of insurance premium financing of $3.1 million.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, capitalized software development costs, provision for doubtful accounts, goodwill and intangible assets and fair value measurements to have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 to our condensed consolidated financial statements included herein.
Revenue Recognition
Our revenues are derived primarily from monthly subscriptions and additional offerings for access to the Weedmaps marketplace and SaaS solutions. We recognize revenue when the fundamental criteria for revenue recognition are met. We recognize revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We exclude sales taxes and other similar taxes from the measurement of the transaction price. The determination of the performance obligations and the timing of satisfaction of such obligations either over time or at a point-in-time requires us to make significant judgment and estimates.
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
In connection with the Business Combination, we entered into a tax receivable agreement (“TRA”) with continuing members that provides for a payment to the continuing members of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH Units. In connection with such potential future tax benefits resulting from the Business Combination, we have established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. Our calculation of the TRA asset and liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. As of March 31, 2023, TRA liability was $0.6 million, of which $0.5 million is expected to be paid in 2023.
Based on the weight of all available evidence, both positive and negative, we determined during the fourth quarter of 2022 that a full valuation allowance was required against our net deferred tax assets. See Note 2 to our condensed consolidated financial statements included herein.
Stock-based Compensation
We measure fair value of employee stock-based compensation awards on the date of grant and allocate the related expense over the requisite service period. The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) is equal to the market price of our Class A common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. When awards include a performance condition that impacts the vesting of the award, we record compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. Forfeitures of stock-based awards are recognized as they occur. For the three months ended March 31, 2023 and 2022, we recognized stock-based compensation expense of $4.4 million and $7.5 million, respectively. See Note 11 to our condensed consolidated financial statements included herein.
Capitalized Software Development Costs

We capitalize certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. In accordance with authoritative guidance, we began to capitalize these costs when preliminary development efforts were successfully completed, management had authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The accounting for website and internal-use software costs requires us to make significant judgment, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the three months ended March 31, 2023 and 2022, we capitalized software development costs of $3.0 million and $4.1 million, respectively.
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
We calculate the expected credit losses on a pool basis for those trade receivables that have similar risk characteristics. For those trade receivables that do not share similar risk characteristics, the allowance for doubtful accounts is calculated on an individual basis. Risk characteristics relevant to our accounts receivable include balance of customer account and aging status. The balance for allowance for doubtful accounts were $13.4 million and $12.2 million as of March 31, 2023 and December 31, 2022, respectively. See Note 2 to our condensed consolidated financial statements included herein.
Goodwill and Intangible Assets
Assets and liabilities acquired from acquisitions are recorded at their estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. The accounting for goodwill and intangible assets requires us to make significant judgment, estimates and assumptions. Significant estimates and assumptions in valuing acquired intangible assets and liabilities include projected cash flows attributable to the assets or liabilities, asset useful lives and discount rates.
Goodwill is not amortized and is subject to annual impairment testing, or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. See Note 2 to our condensed consolidated financial statements included herein.
Fair Value Measurements
In connection with the Business Combination, we assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants. As of March 31, 2023, 12,499,973 of the Public Warrants and all of the Private Placement Warrants remained outstanding . The warrants are measured at fair value under ASC 820 - Fair Value Measurements. The fair value of the Public Warrants is classified as Level 1 financial instruments and is based on the publicly listed trading price of our Public Warrants. The fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact our results of operations in future periods. As of March 31, 2023 and December 31, 2022, warrant liability was $1.4 million and $2.1 million, respectively. See Note 4 to our condensed consolidated financial statements included herein.

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

Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three months ended March 31, 2023 and 2022. For all periods presented, we believe the exposure to foreign currency fluctuation from operating expenses is immaterial as the related costs do not constitute a significant portion of our total expenses.
Interest Rate Fluctuation Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2023, we did not have any cash equivalents.
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
Inflation
Other than as set forth in the note above titled “Growth and Retention of Our Paying Clients”, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during three months ended March 31, 2023.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Executive Chair and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Executive Chair and Chief Financial Officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, and in light of the material weakness in internal controls described below, our Executive Chair and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting.
Material Weaknesses
As previously disclosed in our management’s report on internal control over financial reporting within our Annual Report on Form 10-K for the year ended December 31, 2022, we identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology systems that support our financial reporting processes. As a result, our business process automated and manual controls that were dependent on the affected ITGCs were ineffective because they could have been adversely impacted. These control deficiencies were a result of: IT controls lacked sufficient segregation of duties as developers were granted administrative rights; certain users including developers had accessed other users’ accounts; and our controls over logging and monitoring of system configuration and data changes made by these users were not effectively designed to detect erroneous or unauthorized changes. The material weakness did not result in any identified misstatements in our financial statements.

Remediation
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively. The remediation actions include: (i) removing the access from certain users to make changes directly in production systems; (ii) removing privileged access to other user accounts; and (iii) enhancing logging and monitoring of privileged user activities such as data updates in production systems. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed during the end of the year ending December 31, 2023.
Changes in Internal Control Over Financial Reporting
Other than the significant changes associated with the material weaknesses and corresponding remediation procedures as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Part II - Other Information

Item 1.    Legal Proceedings

The information set forth under "Commitments and Contingencies—Litigation" in Note 3 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
As previously disclosed, in the second quarter of 2022, our board of directors received an internal complaint regarding the calculation, definition and reporting of our monthly active users (“MAUs”) metric. In response, the board of directors formed a special committee (the “Special Committee”) of independent directors to conduct an internal investigation with the assistance of outside counsel. As a result of the findings of that internal investigation, we provided certain additional information regarding the growth and nature of our previously-reported MAUs in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022. This investigation found no impact on our financial results under GAAP or the reporting or disclosure of any currently disclosed non-GAAP financial metric. As also previously reported, in the third quarter of 2022, we determined not to report MAUs going forward. In August 2022, our board of directors determined to voluntarily report the internal complaint and subsequent internal investigation to the SEC. Since that date, we have received two subpoenas from the SEC’s Division of Enforcement requesting additional information and documents. In addition, the SEC has issued subpoenas to several of our current and former employees seeking their testimony. We have been fully cooperating with the SEC’s investigation. Such investigations are inherently uncertain and their results cannot be predicted with certainty, but could result in penalties or other sanctions against the company, as well as negative publicity and reputational harm. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors.
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
Item 1A.    Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”) when making investment decisions regarding our securities. The risk factors that were disclosed in our 2022 Form 10-K have not materially changed since the date of our 2022 Form 10-K was filed.
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

WM TECHNOLOGY, INC.

Date:	May 9, 2023	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Executive Chair
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Arden Lee
			Name:	Arden Lee
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)