Form 10-Q
period 2023-06-30
WM TECHNOLOGY, INC.
filed 2023-08-09
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of August 4, 2023, there were 93,415,644 shares of the registrant’s Class A common stock outstanding and 55,486,361 shares of Class V common stock outstanding.

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
•the effect of macroeconomic conditions, including but not limited to health crises like the COVID-19 pandemic, inflation, uncertain credit and global financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and geopolitical events, including the military conflict between Russia and Ukraine;
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
•our ability to develop new products and solutions, bring them to market in a timely manner and make enhancements to our platform and our ability to maintain and grow our two-sided marketplace, including our ability to acquire and retain paying clients;
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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash	$24,603	$28,583
Accounts receivable, net	14,971	17,438
Prepaid expenses and other current assets	7,690	8,962
Total current assets	47,264	54,983
Property and equipment, net	26,452	24,928
Goodwill	68,368	68,368
Intangible assets, net	9,243	10,339
Right-of-use assets	29,024	31,447
Other assets	8,391	8,970
Total assets	$188,742	$199,035
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$18,615	$33,635
Deferred revenue	6,663	6,256
Operating lease liabilities, current	6,821	6,334
Tax receivable agreement liability, current	400	—
Other current liabilities	98	98
Total current liabilities	32,597	46,323
Operating lease liabilities, non-current	29,500	33,043
Tax receivable agreement liability, non-current	720	500
Warrant liability	2,410	2,090
Other long-term liabilities	3,041	2,302
Total liabilities	68,268	84,258
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 93,415,644 shares issued and outstanding at June 30, 2023 and 92,062,468 shares issued and outstanding at December 31, 2022	9	9
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 55,486,361 shares issued and outstanding at June 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	76,351	67,986
Accumulated deficit	(55,869)	(54,620)
Total WM Technology, Inc. stockholders’ equity	20,496	13,380
Noncontrolling interests	99,978	101,397
Total stockholders’ equity	120,474	114,777
Total liabilities and stockholders’ equity	$188,742	$199,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$50,852	$58,294	$98,859	$115,746

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,239	3,858	6,733	7,598
Sales and marketing	12,567	22,123	24,627	44,005
Product development	9,200	13,263	20,134	26,353
General and administrative	19,208	29,610	41,708	58,665
Depreciation and amortization	2,855	2,458	6,022	6,403
Total operating expenses	47,069	71,312	99,224	143,024
Operating income (loss)	3,783	(13,018)	(365)	(27,278)
Other income (expenses)
Change in fair value of warrant liability	(1,045)	32,234	(320)	14,015
Change in tax receivable agreement liability	(520)	—	(620)	—
Other expense, net	(235)	(678)	(681)	(1,180)
Income (loss) before income taxes	1,983	18,538	(1,986)	(14,443)
Benefit from income taxes	—	(1,310)	—	(3,058)
Net income (loss)	1,983	19,848	(1,986)	(11,385)
Net income (loss) attributable to noncontrolling interests	757	8,156	(737)	(9,184)
Net income (loss) attributable to WM Technology, Inc.	$1,226	$11,692	$(1,249)	$(2,201)

Class A Common Stock:
Basic income (loss) per share	$0.01	$0.14	$(0.01)	$(0.03)
Diluted income (loss) per share	$0.01	$0.13	$(0.01)	$(0.03)

Class A Common Stock:
Weighted average basic shares outstanding	92,851,349	86,425,352	92,589,011	79,476,383
Weighted average diluted shares outstanding	93,622,582	87,230,850	92,589,011	79,476,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three and Six Months Ended June 30, 2023
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2022	92,062,468	$9	55,486,361	$5	$67,986	$(54,620)	$13,380	$101,397	$114,777
Stock-based compensation	—	—	—	—	4,396	—	4,396	285	4,681
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	475,510	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(250)	(250)
Issuance of common stock - Class P Unit exchange	35,488	—	—	—	62	—	62	(62)	—
Net loss	—	—	—	—	—	(2,475)	(2,475)	(1,494)	(3,969)
As of March 31, 2023	92,573,466	$9	55,486,361	$5	$72,444	$(57,095)	$15,363	$99,876	$115,239
Stock-based compensation		—	—	—	3,908	—	3,908	97	4,005
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	842,178	—	—	—	(1)	—	(1)	—	(1)
Distributions	—	—	—	—	—	—	—	(752)	(752)
Net income	—	—	—	—	—	1,226	1,226	757	1,983
As of June 30, 2023	93,415,644	$9	55,486,361	$5	$76,351	$(55,869)	$20,496	$99,978	$120,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)
(Continued)

	Three and Six Months Ended June 30, 2022
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2021	65,677,361	$7	65,502,347	$7	$2,173	$61,369	$63,556	$68,384	$131,940
Stock-based compensation	—	—	—	—	7,246	—	7,246	681	7,927
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	879,284	—	—	—	(6)	—	(6)	(7)	(13)
Issuance of common stock for acquisitions	4,721,706	—	—	—	12,836	—	12,836	15,889	28,725
Issuance of common stock - Class A Unit exchange	4,295,574	1	(4,295,574)	(1)	3,669	—	3,669	(3,669)	—
Issuance of common stock - Class P Unit exchange	7,525,045	—	—	—	6,427	—	6,427	(6,427)	—
Issuance of common stock - warrants exercised	20	—	—	—	—	—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Units	—	—	—	—	11,625	—	11,625	—	11,625
Net loss	—	—	—	—	—	(13,893)	(13,893)	(17,340)	(31,233)
As of March 31, 2022	83,098,990	$8	61,206,773	$6	$43,970	$47,476	$91,460	$57,511	$148,971
Stock-based compensation	—	—	—	—	8,015	—	8,015	598	8,613
Distributions	—	—	—	—	—	—	—	(1,790)	(1,790)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	543,118	—	—	—	—	—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Class A Units	—	—	—	—	2,282	—	2,282	—	2,282
Issuance of common stock - Class A Unit exchange	4,740,760	1	(4,740,760)	(1)	4,436	—	4,436	(4,436)	—
Issuance of common stock - Class P Unit exchange	453,460	—	—	—	432	—	432	(432)	—
Net Income	—	—	—	—	—	11,692	11,692	8,156	19,848
As of June 30, 2022	88,836,328	$9	56,466,013	$5	$59,135	$59,168	$118,317	$59,607	$177,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,986)	$(11,385)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,022	6,403
Change in fair value of warrant liability	320	(14,015)
Change in tax receivable agreement liability	620	—
Impairment loss	—	551
Stock-based compensation	8,092	15,611
Deferred tax asset	—	(3,058)
Provision for doubtful accounts	3,605	4,691
Changes in operating assets and liabilities:
Accounts receivable	(1,138)	(13,612)
Prepaid expenses and other current assets	1,623	2,867
Other assets	41	(87)
Accounts payable and accrued expenses	(13,513)	8,851
Deferred revenue	406	(631)
Net cash provided by (used in) operating activities	4,092	(3,814)

Cash flows from investing activities
Purchases of property and equipment	(5,806)	(8,554)
Cash paid for acquisitions, net of cash acquired	—	(713)
Cash paid for acquisition holdback release	—	(1,000)
Net cash used in investing activities	(5,806)	(10,267)

Cash flows from financing activities
Repayments of insurance premium financing	(1,450)	(4,289)
Distributions	(1,002)	(1,790)
Proceeds from repayment of related party note	187	—
Taxes paid related to net share settlement of equity awards	(1)	(13)
Net cash used in financing activities	(2,266)	(6,092)

Net decrease in cash	(3,980)	(20,173)
Cash – beginning of period	28,583	67,777
Cash – end of period	$24,603	$47,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$594	$929
Insurance premium financing	$—	$4,598
Issuance of equity for acquisitions	$—	$28,725
Holdback liability recognized in connection with the acquisition	$—	$98
Capitalized assets included in accounts payable and accrued expenses	$704	$1,434
Accrued liabilities assumed in connection with acquisition	$—	$586

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
The Company’s business primarily consists of its commerce-driven marketplace (“Weedmaps”), and its fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace provides cannabis consumers with information regarding cannabis retailers and brands. In addition, the Weedmaps marketplace aggregates data from a variety of sources, including retailer point-of-sale solutions (“POS”), to provide consumers with the ability to browse by strain, price, cannabinoids and other information regarding locally available cannabis products, through the Company’s website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers (retailers complete orders and process payments outside of the Weedmaps marketplace as Weedmaps serves only as a portal, passing a consumer’s inquiry to the dispensary). The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. The Company believes the size, loyalty and engagement of its user base and the frequency of consumption of cannabis of its user base is highly valuable to the Company’s clients and results in clients paying for its services.
Weedmaps for Business, the Company’s SaaS offering, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands that streamline front and back-end operations and help manage compliance needs. These tools support cannabis businesses at every stage in the consumer funnel, enabling them to:
•Strategically reach prospective cannabis consumers.
•Manage pickup, delivery and inventory in compliance with local regulations.
•Help improve the customer experience by creating online browsing and ordering functionality on a brand or retailer (including delivery) operator’s website and by extending that functionality in-store with kiosks.
•Foster customer loyalty and re-engage with segments of consumers.
•Leverage the Weedmaps for Business products in conjunction with any other preferred software solutions via integrations and application programming interfaces (“APIs”).
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
The Company’s solutions are designed to address these challenges facing cannabis consumers and businesses. The Weedmaps marketplace allows cannabis users to search for and browse cannabis products from retailers and brands, and ultimately reserve products from certain local retailers, in a manner similar to other technology platforms with breadth and depth of product, brand and retailer selection. With the development of Weedmaps for Business, the Company offers an end-to-end platform for licensed cannabis retailers to comply with state law. The Company sells a monthly subscription offering to storefront, delivery and brand clients as well as upsell and add-on offerings to licensed clients. The Company’s current subscription package includes:
•WM Listings: A listing page with product menu for a retailer or brand on the Weedmaps marketplace, enabling the Company’s clients to be discovered by the marketplace’s users. This also allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•WM Store: Customizable online store which allows retailers and brands to import their Weedmaps listing menu or product reservation functionality to their own white-labeled WM Store website or separately owned website. WM Store facilitates customer pickup or delivery orders and enables retailers to reach more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website.
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
•WM Insights: An insights and analytics platform for clients leveraging data across the Weedmaps marketplace and software solutions. For retailers, WM Insights provides data and analytics on user engagement and traffic trends to a client’s listing page. For Brand clients, WM Insights allows them to monitor their brand and product rankings, identify retailers not carrying products and keep track of top brands and products by category and state.
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
The Company sells its Weedmaps for Business suite in the United States, and currently offers some of its Weedmaps for Business solutions in Canada and has a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain and Switzerland. The Company operates in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of June 30, 2023, the Company

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
actively operated in over 30 U.S. states and territories that have adult-use and/or medical-use regulations in place. The Company defines actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. The condensed financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of June 30, 2023, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of WM Technology, Inc. and WMH LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and six months ended June 30, 2023 and 2022.
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
Significant estimates made by management include, among others, the allowance for expected credit losses, the useful lives of long-lived assets, income taxes, website and internal-use software development costs, leases, valuation of goodwill and other intangible assets, valuation of warrant liability, deferred tax assets and the related valuation allowance, TRA (as defined below) liability, revenue recognition, stock-based compensation and the recognition and disclosure of contingent liabilities.
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-three of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely. Additionally, while a number of U.S. legislators have introduced various bills to legalize cannabis at the federal level, none of these bills has become law. Currently, under federal law, cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is still a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines, and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA can be a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. If any of the states that permit use of cannabis were to change their laws or the federal government was to actively enforce the CSA or other laws related to the federal prohibition on cannabis, the Company’s business could be adversely affected.
In addition, the Company’s ability to grow and meet its operating objectives depends largely on the continued legalization and regulation of cannabis on a widespread basis. There can be no assurance that such legalization will occur on a timely basis, or at all.
The geographic concentration of the Company’s clients makes the Company vulnerable to a downturn in the local market area. Historically, the Company’s business operations have been located primarily in the State of California, and for the six months ended June 30, 2023, approximately 54% of the Company’s revenue originated in California.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company calculates the expected credit losses on a pool basis for trade receivables that have similar risk characteristics. For trade receivables that do not share similar risk characteristics, the allowance for doubtful accounts is calculated on an individual basis. Risk characteristics relevant to the Company’s accounts receivable include balance of customer account and aging status.
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for doubtful account balances of $9.2 million and $12.2 million as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the changes in the allowance for doubtful accounts:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Allowance, beginning of period	$13,413	$7,242	$12,232	$5,169
Addition to allowance	1,654	1,932	3,605	4,691
Write-off, net of recoveries	(5,845)	(1,203)	(6,615)	(1,889)
Allowance, end of period	$9,222	$7,971	$9,222	$7,971
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s investments in equity securities without a readily determinable fair value was $3.5 million, which is recorded within other assets on the Company’s condensed consolidated balance sheets.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value and the impairment charge is included in general and administrative expenses in the accompanying condensed

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consolidated statements of operations. No impairments to investments in equity securities were recorded during the three and six months ended June 30, 2023 and 2022.
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
The Company assess impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. No impairments to property and equipment were recorded during the three and six months ended June 30, 2023 and 2022.
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
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No goodwill or intangible asset impairment charges were recorded for the three and six months ended June 30, 2023 and 2022.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.
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
Total lease costs, net, for the three months ended June 30, 2023 and 2022 were $2.2 million and $2.3 million, respectively. Total lease costs, net, for the six months ended June 30, 2023 and 2022 were $4.4 million and $4.8 million, respectively.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three months ended June 30, 2023 and 2022, contra rent expense was $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2023 and 2022, contra rent expense was $1.1 million and $0.8 million, respectively.
During the three and six months ended June 30, 2023, the Company recognized no impairment charge related to ROU assets. During the three and six months ended June 30, 2022, the Company recognized an impairment charge of $0.6 million related to certain ROU assets reducing the carrying values of the lease assets to their estimated fair values. The fair values were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. The impairment charges are included in general and administrative expenses in the condensed consolidated statements of operations.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of June 30, 2023, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (loss) on the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the TRA liability was $1.1 million and $0.5 million, respectively. During the three and six months ended June 30, 2023, the Company recognized a loss of $0.5 million and $0.6 million, respectively, related to the remeasurement of its TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
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
Disaggregation of revenue
Weedmaps for Business includes access to WM Listings, WM Orders, WM Store, WM Connectors and WM Insights. Featured and deal listings include the featured listings and WM Deals products. Other ad solutions include certain advertising products on and off the Weedmaps marketplace, including WM AdSuite. Additional SaaS subscriptions include WM CRM, WM Dispatch and WM Screens. These subscriptions are typically monthly in nature. For a description of these solutions, see the “Business and Organization” section.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company’s disaggregated net revenues information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weedmaps for Business and other SaaS solutions	$11,286	$12,973	$22,970	$25,710
Featured and deal listings	35,401	40,595	68,895	82,065
Subtotal	46,687	53,568	91,865	107,775

Other ad solutions	4,165	4,726	6,994	7,971
Total revenues	$50,852	$58,294	$98,859	$115,746
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue balance as of June 30, 2023 and December 31, 2022 was $6.7 million and $6.3 million, respectively, and the balance is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
All revenues during the periods presented were recognized over time, as opposed to at a point in time. Substantially all of the Company’s revenue was generated in the United States during the periods presented.
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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $3.5 million and $5.4 million for the three months ended June 30, 2023 and 2022, respectively, and $4.6 million and $10.3 million for the six months ended June 30, 2023 and 2022, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the Company’s 401(k) plan, participating U.S. employees may contribute a portion of their

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended June 30, 2023 and 2022, the Company recognized an expense of $0.4 million and $0.6 million, respectively, and for the six months ended June 30, 2023 and 2022, the Company recognized an expense of $0.9 million and $1.2 million, respectively, related to employer contributions for the Company’s 401(k) plan.
Other Income (Expense)
Other income (expense) consists primarily of change in fair value of warrant liability and TRA liability remeasurement. Other expense, net consists primarily of political contributions, interest income, interest expense, financing fees and other tax related expenses.
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
Based on the weight of all available evidence, both positive and negative, the Company determined during the three months ended December 31, 2022 that a full valuation allowance was required against its net deferred tax assets. Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of negative evidence evaluated were the book operating loss incurred during the year ended December 31, 2022 and lowered forecasts at the time. The Company maintains an existing valuation allowance until enough positive evidence exists to support its reversal. Payment under the TRA liability was not probable resulting from the full valuation allowance and accordingly, substantially all of the TRA liability was reversed. As of June 30, 2023 and December 31, 2022, the TRA liability was $1.1 million and $0.5 million, respectively.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and six ended June 30, 2023, the Company recorded zero income tax provision due to the impact of the full valuation allowance on its net deferred assets. For the three and six ended June 30, 2022, the Company recorded an income tax benefit of $1.3 million and $3.1 million, respectively. The income tax benefit for three and six ended June 30, 2022 was the result of the tax benefit of the Company's pro rata share of losses and tax credits flowing through from WMH LLC. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
During the six months ended June 30, 2022, the Company acquired additional interests in WMH, LLC (“LLC Interests”) in connection with the exchange of LLC Interests, and activity relating to the Company’s stock compensation plan. The Company recognized a deferred tax asset in the amount of $28.1 million associated with the basis difference in its investment in WMH, LLC upon acquisition of these LLC Interests, some of which are related to the additional tax basis increases generated from expected future payments under the TRA, some of which are partially offset by the TRA liability amount of $14.2 million, and these amounts were recorded through equity.
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
Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if-converted method, as applicable. Potential common shares are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 11 for additional information on dilutive securities.
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. As of June 30, 2023, the Company had cash balances that exceeded the FDIC limit with four financial institutions. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.

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
The following table provides a roll forward of employee termination costs:

Six Months Ended June 30, 2023
Unpaid employee termination costs, December 31, 2022	$3,646
Employee termination costs - severance and other cash costs	201
Total paid	(3,300)
Unpaid employee termination costs, June 30, 2023	$547
The unpaid employee termination costs are included in accounts payable and accrued expenses on the condensed consolidated balance sheets. Employee termination costs are included in general and administrative expenses on the condensed consolidated statements of operations.
4.    Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	June 30, 2023	December 31, 2022
Liabilities:
Warrant liability – Public Warrants	1	$1,500	$1,250
Warrant liability – Private Placement Warrants	3	910	840
Total warrant liability		$2,410	$2,090

The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Warrants	Warrant Liabilities
Fair value, beginning of period	$875	$490	$1,365	$1,250	$840	$2,090
Change in valuation inputs or other assumptions	625	420	1,045	250	70	320
Fair value, end of period	$1,500	$910	$2,410	$1,500	$910	$2,410

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Warrants	Warrant Liabilities
Fair value, beginning of period	$27,500	$18,179	$45,679	$16,750	$10,710	$27,460
Change in valuation inputs or other assumptions	(19,375)	(12,859)	(32,234)	(8,625)	(5,390)	(14,015)
Fair value, end of period	$8,125	$5,320	$13,445	$8,125	$5,320	$13,445
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $1.5 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$0.84	$1.01
Volatility	100.0%	82.3%
Term (years)	2.96	3.46
Risk-free interest rate	4.50%	4.17%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $0.9 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.     Intangible Assets

Intangible assets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.4	$7,635	$(5,008)	$2,627
Software technology	6.9	7,516	(4,820)	2,696
Customer relationships	11.5	5,211	(1,291)	3,920
Order backlog	1.0	210	(210)	—
Total intangible assets	10.8	$20,572	$(11,329)	$9,243

	December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.4	$7,635	$(4,699)	$2,936
Software technology	6.9	7,516	(4,413)	3,103
Customer relationships	11.5	5,211	(921)	4,290
Order backlog	1.0	210	(200)	10
Total intangible assets	10.8	$20,572	$(10,233)	$10,339

Amortization expense for intangible assets was $0.5 million and $0.8 million during the three months ended June 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $1.1 million and $1.4 million during the six months ended June 30, 2023 and 2022, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2023 is as follows (in thousands):

Remaining period in 2023 (six months)	$1,073
Year ended December 31, 2024	1,927
Year ended December 31, 2025	1,593
Year ended December 31, 2026	1,346
Year ended December 31, 2027	754
Thereafter	2,550
$9,243

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$3,405	$2,869
Prepaid marketing	714	2,321
Prepaid software	1,840	2,762
Other prepaid expenses and other current assets	1,731	1,010
	$7,690	$8,962

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
7.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$1,787	$4,341
Accrued employee expenses	12,260	24,074
Other accrued liabilities	4,568	5,220
	$18,615	$33,635

Accrued employee expenses include accrued bonuses of $2.1 million and $9.9 million as of June 30, 2023 and December 31, 2022, respectively, related to certain employment agreements entered into in connection with prior acquisitions. During the three months ended June 30, 2023, the Company paid $8.5 million of employee expenses related to certain employment agreements entered into in connection with a prior acquisition.
8.     Warrant Liability
At June 30, 2023, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in a non-cash loss of $1.0 million and $0.3 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively, and a non-cash gains of $32.2 million and $14.0 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively.
9.     Equity

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

Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no shares of preferred stock issued or outstanding.

Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of June 30, 2023, the noncontrolling interests owned 37.8% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests.
10.     Stock-based Compensation

WM Holding Company, LLC Equity Incentive Plan
The Company accounted for the issuance of Class A-3 and Class B Units issued under the WM Holding Company, LLC Equity Incentive Plan in accordance with ASC 718 - Stock Based Compensation. The Company considered the limitation on the exercisability of the Class A-3 and Class B Units to be a performance condition and recorded compensation cost when it became probable that the performance condition would be met.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
A summary of the Class P Unit activity for the six months ended June 30, 2023 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2022	15,125,429
Cancellations	(64,302)
Exchanged for Class A Common Stock	(75,000)
Outstanding, Class P Units, June 30, 2023	14,986,127
Vested, June 30, 2023	14,847,453
As of June 30, 2023, unrecognized stock-based compensation expense for non-vested Class P Units was $0.4 million, which is expected to be recognized over a weighted-average period of 1.4 years. For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense for the Class P Units of $0.1 million and $0.6 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense for the Class P Units of $0.4 million and $1.3 million, respectively.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of June 30, 2023, 33,146,412 shares of Class A Common Stock were authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of June 30, 2023, 20,538,910 shares of Class A Common Stock were available for future issuance.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the restricted stock unit (“RSU”) activity for the six months ended June 30, 2023 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2022	6,269,868	$7.07
Granted	3,453,945	$0.80
Vested	(1,318,558)	$7.37
Forfeited	(1,428,235)	$5.43
Non-vested at June 30, 2023	6,977,020	$4.24
As of June 30, 2023, unrecognized stock-based compensation expense for non-vested RSUs was $28.8 million, which is expected to be recognized over a weighted-average period of 2.1 years. For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense for the RSUs of $3.4 million and $5.6 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense for the RSUs of $7.4 million and $10.6 million, respectively.
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
No activities occurred during the six months ended June 30, 2023 related to the PRSUs. The number of non-vested PRSUs as of June 30, 2023 was 859,375 and weighted average grant date fair value was $6.40.
Based on the probability of attainment as of June 30, 2023, the unrecognized stock-based compensation expense for non-vested PRSUs was $0.2 million, which is expected to be recognized over a period of 0.5 years. For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense for the PRSUs of $0.2 million and $1.9 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense for the PRSUs of $0.3 million and $3.8 million, respectively.
The Company recorded stock-based compensation cost related to the Class P Units, RSUs and PRSUs in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing	$696	$2,072	$1,593	$3,883
Product development	1,114	1,516	2,282	2,928
General and administrative	1,899	4,506	4,217	8,800
Total stock-based compensation expense	3,709	8,094	8,092	15,611
Amount capitalized to software development	296	519	594	929
Total stock-based compensation cost	$4,005	$8,613	$8,686	$16,540
11.     Earnings Per Share
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
The computation of income (loss) per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three and six months ending June 30, 2023 and 2022 (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$1,983	$19,848	$(1,986)	$(11,385)
Less: net income (loss) attributable to noncontrolling interests	757	8,156	(737)	(9,184)
Net income (loss) attributable to WM Technology, Inc. Class A Common Stock - basic	$1,226	$11,692	$(1,249)	$(2,201)
Effect of dilutive securities:
Less: fair value change of Public and Private Placement Warrants, net of amounts attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to WM Technology, Inc. Class A Common Stock - diluted	$1,226	$11,692	$(1,249)	$(2,201)
Denominator:
Weighted average of shares of Class A Common Stock outstanding - basic	92,851,349	86,425,352	92,589,011	79,476,383
Weighted average effect of dilutive securities:
Acquisition holdback shares	677,847	677,847	—	—
Restricted stock units	93,386	127,651	—	—
Weighted average of shares of Class A Common Stock outstanding - diluted	93,622,582	87,230,850	92,589,011	79,476,383

Net income (loss) per share of Class A Common Stock - basic	$0.01	$0.14	$(0.01)	$(0.03)
Net income (loss) per share of Class A Common Stock - diluted	$0.01	$0.13	$(0.01)	$(0.03)
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Class A Units	55,486,361	56,466,013	55,486,361	56,466,013
Class P Units	14,986,127	15,740,281	14,986,127	15,740,281
RSUs	—	—	6,977,020	10,244,184
PRSUs	859,375	2,437,500	859,375	2,437,500
Public Warrants	12,499,973	12,499,973	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000	7,000,000	7,000,000
Acquisition holdback shares	—	—	677,847	677,847
12.     Related Party Transactions
During the three months ended June 30, 2022, the Company entered into a sublease agreement with an affiliate to a member of the board of directors. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of June 30, 2023, the security deposit for the sublease of approximately $0.1 million is included in other long-term liabilities on the accompanying condensed balance sheets. As of June 30, 2023 and December 31, 2022, rent receivable was $0.5 million and $0.1 million, respectively, and these amounts are included in accounts receivable, net on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2023, income on the sublease with a related party was $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2022, income on the sublease with a related party was approximately $0.1 million. The income on sublease is netted with rent expense and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.
In connection with the Business Combination, the Company paid certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount in 12 equal quarterly installments commencing on March 31, 2023. The promissory note will bear interest at a rate of 5% per annum commencing on March 31, 2023. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of June 30, 2023 and December 31, 2022, the outstanding balance of the note receivable was $0.9 million and $1.1 million, respectively. As of June 30, 2023, $0.4 million of the note receivable was included in prepaid expenses and other current assets and the other $0.5 million was included in other assets on the accompanying condensed balance sheets. As of December 31, 2022, $1.1 million of related party note receivable was included in other assets on the accompanying condensed consolidated balance sheets. For the three and six ended June 30, 2023, interest income on the promissory note was less than $0.1 million, which is included in other expense, net on the accompanying condensed consolidated statements of operations.

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
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace provides cannabis consumers with information regarding cannabis retailers and brands. In addition, the Weedmaps marketplace aggregates data from a variety of sources, including retailer point-of-sale (“POS”) solutions, to provide consumers with the ability to browse by strain, price, cannabinoids and other information regarding locally available cannabis products, through our website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers (retailers complete orders and process payments outside of the Weedmaps marketplace as Weedmaps serves only as a portal, passing a consumer’s inquiry to the dispensary). The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. We believe the size, loyalty and engagement of our user base and the frequency of consumption of cannabis of our user base is highly valuable to our clients and results in clients, mainly cannabis retailers, brands, paying for access to our marketplace and other tools that streamline front and back-end operations and help manage compliance needs. These tools support cannabis businesses at every stage in the consumer funnel, enabling them to:
•Strategically reach prospective cannabis consumers.
•Manage pickup, delivery and inventory in compliance with local regulations.
•Help improve the customer experience by creating online browsing and ordering functionality on a brand or retailer (including delivery) operator’s website and by extending that functionality in-store with kiosks.
•Foster customer loyalty and re-engage with segments of consumers.
•Leverage the Weedmaps for Business products in conjunction with any other preferred software solutions via integrations and application programming interfaces (“APIs”).
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

Our solutions are designed to address these challenges facing cannabis consumers and businesses. The Weedmaps marketplace allows cannabis users to search for and browse cannabis products from retailers and brands, and ultimately reserve products from certain local retailers, in a manner similar to other technology platforms with breadth and depth of product, brand and retailer selection. With the development of Weedmaps for Business, we offer an end-to-end platform for licensed cannabis retailers to comply with state law. We sell a monthly subscription offering to retailer and brand clients as well as upsell and add-on offerings to licensed clients. Our current subscription package includes:
•WM Listings: A listing page with product menu for a retailer or brand on the Weedmaps marketplace, enabling our clients to be discovered by the marketplace’s users. This also allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law.
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
•WM Store: Customizable online store which allows retailers and brands to import their Weedmaps listing menu or product reservation functionality to their own white-labeled WM Store website or separately owned website. WM Store facilitates customer pickup or delivery orders and enables retailers to reach more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website.
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
We sell our Weedmaps for Business suite in the United States, currently offer some of our Weedmaps for Business solutions in Canada and have a limited number of non-monetized listings in several other countries including Austria, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of June 30, 2023, we actively operated in over 30 U.S. states and territories that have adult-use and/or medical-use regulations in place. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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
The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,609 and 5,625 average monthly paying business clients during the three and six months ended June 30, 2023, respectively, on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased over 9,200 listing pages as of June 30, 2023. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Our weedmaps.com website, our iOS Weedmaps mobile application and our Android Weedmaps mobile application also have educational content including news articles, information about cannabis strains, a number of “how-to” guides, policy white-papers and research to allow consumers to educate themselves on cannabis and its history, uses and legal status. While consumers can discover cannabis products, brands and retailers on our website, we neither sell (or fulfill purchases of) cannabis products, nor do we process payments for cannabis transactions across our marketplace or SaaS solutions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands, except for revenue per paying client)
Revenues	$50,852	$58,294	$98,859	$115,746
Net income (loss)	$1,983	$19,848	$(1,986)	$(11,385)
EBITDA(1)	$4,826	$20,996	$4,024	$(8,040)
Adjusted EBITDA(1)	$10,227	$(595)	$17,357	$(1,548)
Average monthly revenue per paying client(2)	$3,022	$3,509	$2,929	$3,652
Average monthly paying clients(3)	5,609	5,537	5,625	5,282
___________________________
(1)For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), see “Net Income (Loss) to EBITDA and Adjusted EBITDA” below.
(2)Average monthly revenue per paying client is defined as the average monthly revenue for any particular period divided by the average monthly paying clients in the same respective period.
(3)Average monthly paying clients are defined as the average of the number of paying clients billed in a month across a particular period (and for which services were provided).
Revenue
We offer our Weedmaps for Business solution as a monthly subscription package that includes (based on availability within any given market and state-level regulations): (i) a listing page with product menu on weedmaps.com, our iOS Weedmaps mobile application and our Android Weedmaps mobile application, which allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law, (ii) the ability to receive reservations of products for pickup by consumers or delivery to consumers (either on weedmaps.com, on a white labeled WM Store website or third-party websites through our orders and menu embed product), (iii) customizable menus for brands, retailers and delivery operators to embed on their website, (iv) access to our APIs, including real-time connectivity between Weedmaps for Business to a POS system to streamline workflows and promote compliance through accuracy and (v) analytics dashboards. We also offer add-on and a la carte products and services for additional fees, including advertising and customer relationship management (“CRM”) software, among other things (for a description of these services, see “Overview” above). Finally, we offer a growing set of offerings for brands to reach consumers and retailers as well as manage their brand catalog information.
Net Income (Loss) to EBITDA and Adjusted EBITDA
Our financial statements, including net income (loss), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For more information regarding the components of our net income (loss), see “Components of Our Results of Operations” below.
Net income for the three months ended June 30, 2023 and 2022 was $2.0 million and $19.8 million, respectively. The decrease in net income was primarily due to a decrease in revenue of $7.4 million, a comparatively unfavorable change in fair value of warrant liability of $33.3 million, a comparatively unfavorable decrease in benefit from income taxes of $1.3 million and an increase in change in tax receivable agreement (“TRA”) liability of $0.5 million, offset by a decrease in operating expense of $24.2 million and a decrease in other expense, net of $0.4 million.
Net loss for the six months ended June 30, 2023 and 2022 was $2.0 million and $11.4 million, respectively. The decrease in net loss was primarily due to a decrease in operating expenses of $43.8 million and a decrease in other expense, net of $0.5 million, offset by a comparatively unfavorable change in fair value of warrant liability of $14.3 million, a decrease in revenue of $16.9 million, a comparatively unfavorable decrease in benefit from income taxes of $3.1 million and an increase in change in TRA liability of $0.6 million.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income (loss) before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, change in TRA liability, transaction related bonuses, transaction costs, legal settlements and other legal costs, reduction in force, impairment loss and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (loss) (the most directly comparable GAAP financial measure) to EBITDA; and from EBITDA to Adjusted EBITDA.
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
Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
A reconciliation of net income (loss) to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$1,983	$19,848	$(1,986)	$(11,385)
Benefit from income taxes	—	(1,310)	—	(3,058)
Depreciation and amortization expenses	2,855	2,458	6,022	6,403
Interest income	(12)	—	(12)	—
EBITDA	4,826	20,996	4,024	(8,040)
Stock-based compensation	3,709	8,094	8,092	15,611
Change in fair value of warrant liability	1,045	(32,234)	320	(14,015)
Transaction related bonus (recovery) expense	(275)	1,073	2,567	3,030
Legal settlements and other legal costs	666	925	1,533	1,064
Reduction in force (recovery) expense	(264)	—	201	—
Impairment loss	—	551	—	551
Transaction costs	—	—	—	251
Change in tax receivable agreement liability	520	—	620	—
Adjusted EBITDA	$10,227	$(595)	$17,357	$(1,548)

Average Monthly Revenue Per Paying Client
Average monthly revenue per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements. We calculate this metric by dividing the average monthly revenue for any particular period by the average monthly number of paying clients in the same respective period. The decline in our average monthly revenue per paying client was due to spend declines in established markets. We expected these pressures given the continued liquidity challenges that clients are facing.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average monthly revenue per paying client	$3,022	$3,509	$2,929	$3,652
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

Average monthly paying clients for the three months ended June 30, 2023 increased 1% to 5,609 average monthly paying clients from 5,537 average monthly paying clients in the same period in 2022. Average monthly paying clients for the six months ended June 30, 2023 increased 6% to 5,625 average monthly paying clients from 5,282 average monthly paying clients in the same period in 2022. The increase in average monthly paying clients compared to the same periods in 2022 was primarily due to new client acquisitions across existing and new states.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average monthly paying clients	5,609	5,537	5,625	5,282
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
Regulation and Maturation of Cannabis Markets
We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult-use and the regulatory environment continues to develop. Currently, thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-three of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 14-year operating history to enter new markets.
We also have a significant opportunity to monetize transactions originating from users engaging with a retailer on the Weedmaps marketplace or tracked via one of our Weedmaps for Business solutions. Given U.S. federal prohibitions on plant-touching businesses and our current policy not to participate in the chain of commerce associated with the sale of cannabis products, we do not charge take-rates or payment fees for transactions originating from users who engage with a retailer on the Weedmaps platform or tracked via one of our Weedmaps for Business solutions. A change in U.S. federal regulations could result in our ability to engage in such monetization efforts without adverse consequences to our business. A change in U.S. federal regulations could also increase access to capital and remove limitations of Section 280E of the Internal Revenue Code of 1986, as amended, thus allowing deduction or credit for certain expenses of cannabis business to increase our cash flow and liquidity, as well as those of many industry participants.
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
Brand Recognition and Reputation
We believe that maintaining and enhancing our brand identity and our reputation is critical to maintaining and growing our relationships with clients and consumers and to our ability to attract new clients and consumers. Historically, a substantial majority of our marketing spending was on out-of-home advertising on billboards, buses and other non-digital outlets. Starting in 2019, consistent with the overall shift in perceptions regarding cannabis, a number of demand-side digital advertising platforms allowed us to advertise online. We also invested in growing our internal digital performance advertising team. We believe there is an opportunity to improve market efficiency through digital channels and expect to shift our marketing spending accordingly. Over the longer term, we expect to shift and accelerate our marketing spend to additional online and traditional channels, such as broadcast television or radio, as they become available to us. Further, we have begun reinvesting in our own on-the-ground and field marketing presence and are increasing the types and cadence of client events. These events and in-store activations allow Weedmaps to engage with consumers at the point of purchase and also afford Weedmaps with the opportunity to engage directly with our clients, understand their needs and challenges and foster goodwill.
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
Other Income (Expense)
Other income (expense) consists primarily of change in fair value of warrant liability and TRA liability remeasurement. Other expense, net consists primarily of political contributions, interest income, interest expense, financing fees and other tax related expenses.
Provision for (Benefit from) Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more-likely-than-not that all or a portion of a deferred tax asset will not be recognized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. During the three months ended December 31, 2022, we recorded a full valuation allowance against our net deferred tax assets. See Note 2 to our condensed consolidated financial statements included herein.

Results of Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenues	$50,852	$58,294	$98,859	$115,746

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,239	3,858	6,733	7,598
Sales and marketing	12,567	22,123	24,627	44,005
Product development	9,200	13,263	20,134	26,353
General and administrative	19,208	29,610	41,708	58,665
Depreciation and amortization	2,855	2,458	6,022	6,403
Total operating expenses	47,069	71,312	99,224	143,024
Operating income (loss)	3,783	(13,018)	(365)	(27,278)
Other income (expense)
Change in fair value of warrant liability	(1,045)	32,234	(320)	14,015
Change in tax receivable agreement liability	(520)	—	(620)	—
Other expense, net	(235)	(678)	(681)	(1,180)
Income (loss) before income taxes	1,983	18,538	(1,986)	(14,443)
Benefit from income taxes	—	(1,310)	—	(3,058)
Net income (loss)	1,983	19,848	(1,986)	(11,385)
Net income (loss) attributable to noncontrolling interests	757	8,156	(737)	(9,184)
Net income (loss) attributable to WM Technology, Inc.	$1,226	$11,692	$(1,249)	$(2,201)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	100%	100%	100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6%	7%	7%	7%
Sales and marketing	25%	38%	25%	38%
Product development	18%	23%	20%	23%
General and administrative	38%	51%	42%	51%
Depreciation and amortization	6%	4%	6%	6%
Total operating expenses	93%	122%	100%	124%
Operating income (loss)	7%	(22)%	0%	(24)%
Other income (expense)
Change in fair value of warrant liability	(2)%	55%	0%	12%
Change in tax receivable agreement liability	(1)%	—%
Other expense, net	0%	(1)%	(1)%	(1)%
Income (loss) before income taxes	4%	32%	(2)%	(12)%
Benefit from income taxes	0%	(2)%	0%	(3)%
Net income (loss)	4%	34%	(2)%	(10)%
Net income (loss) attributable to noncontrolling interests	1%	14%	(1)%	(8)%
Net income (loss) attributable to WM Technology, Inc.	2%	20%	(1)%	(2)%
Comparison of Three Months Ended June 30, 2023 and 2022
Revenues

	Three Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Revenues	$50,852	$58,294	$(7,442)	(13)%
Total revenues decreased by $7.4 million or 13% for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was driven by a decrease in average monthly revenue per paying client primarily as a result of a decrease in revenue from our featured listings and WM Deal products. Compared to the prior year period, revenue decreased approximately $5.2 million in our featured listings and WM Deal products, $1.7 million in our Weedmaps for Business and other SaaS subscriptions and $0.6 million in our other ad solutions. For the three months ended June 30, 2023, our featured listings and WM Deal products, Weedmaps for Business and other SaaS subscriptions and other ad solutions represented approximately 70%, 22% and 8% of our total revenues, respectively.
Cost of Revenues

	Three Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Cost of revenues	$3,239	$3,858	$(619)	(16)%
Gross margin	94%	93%
Cost of revenues was $3.2 million for the three months ended June 30, 2023 compared to $3.9 million for the same period in 2022. The decrease of $0.6 million was primarily related to a decrease of $0.9 million for cost of revenues associated with WM CRM and WM AdSuite, partially offset by an increase of $0.3 million in server costs.

Sales and Marketing Expenses

	Three Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$12,567	$22,123	$(9,556)	(43)%
Percentage of revenue	25%	38%
Sales and marketing expenses decreased by $9.6 million, or 43%, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in personnel-related costs of $6.4 million, a decrease in website advertising expense of $1.7 million, a decrease in outside services of $1.0 million, a decrease in events expense of $0.5 million, a decrease in print and product expense of $0.3 million and a decrease in travel and entertainment expense of $0.2 million, partially offset by an increase in branding and advertising expense of $0.5 million. The decrease in personnel-related costs was primarily due to decreased headcount, including decreases in salaries and wages of $3.1 million, bonus expense of $1.7 million and stock-based compensation expense of $1.4 million.
Product Development Expenses

	Three Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Product development expenses	$9,200	$13,263	$(4,063)	(31)%
Percentage of revenue	18%	23%
Product development expenses decreased by $4.1 million, or 31%, for the three months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily due to a decrease in personnel-related costs of $3.1 million and a decrease in outside services of $1.0 million. The decrease in personnel-related costs was primarily due to decreased headcount, including decreases in salaries and wages of $1.6 million, bonus expense of $0.9 million, and stock-based compensation expense of $0.4 million.
General and Administrative Expenses

	Three Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
General and administrative expenses	$19,208	$29,610	$(10,402)	(35)%
Percentage of revenue	38%	51%
General and administrative expenses decreased by $10.4 million, or 35%, for the three months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily due to a decrease in personnel-related costs of $4.9 million, a decrease in insurance expense of $1.7 million, a decrease in professional services of $1.8 million, a decrease in impairment loss of $0.6 million, a decrease in software expense of $0.7 million, a decrease in provision for doubtful accounts of $0.3 million, a decrease in outside services of $0.2 million and a decrease in rent expense of $0.2 million. The decrease in personnel-related costs was primarily due to decreased headcount, including a decrease in salaries and wages of $1.8 million, a decrease in employee benefits expense of $0.9 million, a decrease in bonus expense of $0.2 million and a decrease in stock-based compensation expense of $2.6 million, partially offset by an increase in severance costs of $0.7 million.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$2,855	$2,458	$397	16%
Percentage of revenue	6%	4%
Depreciation and amortization expenses increased $0.4 million, or 16%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in capitalized software amortization of $0.8 million, partially offset by a decrease in depreciation and amortization on other assets of $0.4 million.

Other (Expense) Income, net

	Three Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$(1,045)	$32,234	$(33,279)	(103)%
Change in tax receivable agreement liability	(520)	—	(520)	N/M
Other expense, net	(235)	(678)	443	65%
Other (expense) income, net	$(1,800)	$31,556	$(33,356)	(106)%
Percentage of revenue	(4)%	54%
________________________________
N/M - Not meaningful
Other (expense) income, net decreased by $33.4 million during the three months ended June 30, 2023 compared to the same period in 2022. Other (expense) income, net was primarily impacted by comparatively unfavorable changes in fair value of warrant liability of $33.3 million. and an increase in change in tax receivable agreement liability of $0.5 million, partially offset by other expense, net, of $0.4 million .

Benefit from Income Taxes

	Three Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Benefit from income taxes	$—	$(1,310)	$1,310	N/M
Percentage of revenue	—%	(2)%
________________________________
N/M - Not meaningful
Benefit from income taxes decreased by $1.3 million for the three months ended June 30, 2023 compared to the same period in 2022. For the three months ended June 30, 2023, we recorded zero income tax provision due to the impact of the full valuation allowance on our net deferred assets. For the three months ended June 30, 2022, we recorded an income tax benefit of $1.3 million. The income tax benefit was as a result of the tax benefit of our pro rata share of losses and tax credits flowing through from WMH LLC. See Note 2 to our condensed consolidated financial statements included herein.
Comparison of Six Months Ended June 30, 2023 and 2022
Revenues

	Six Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Revenues	$98,859	$115,746	$(16,887)	(15)%
Total revenues decreased by $16.9 million, or 15%, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was driven by a decrease in average monthly revenue per paying client primarily as a result of a decrease in revenue from our featured listings and Deal products. Compared to the prior year period, revenue decreased $13.2 million in our featured listings and WM Deal products, $2.7 million in our Weedmaps for Business and other SaaS subscriptions and $1.0 million in our other ad solutions. For the six months ended June 30, 2023, our featured listings and WM Deal products, Weedmaps for Business and other SaaS subscriptions, and other ad solutions represented approximately 70%, 23% and 7% of our total revenues, respectively.

Cost of Revenues

	Six Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Cost of revenues	$6,733	$7,598	$(865)	(11)%
Gross margin	93%	93%
Cost of revenues decreased by $0.9 million, or 11%, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily related to a decrease of $1.7 million for cost of revenue associated with WM CRM and WM AdSuite, offset by an increase of $0.8 million in server costs.
Sales and Marketing Expenses

	Six Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$24,627	$44,005	$(19,378)	(44)%
Percentage of revenue	25%	38%
Sales and marketing expenses decreased by $19.4 million, or 44%, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in personnel-related costs of $10.8 million, a decrease in outside services of $2.6 million, a decrease in branding and advertising expense of $0.4 million and a decrease in travel and entertainment of $0.3 million, a decrease in website advertising expense of $4.0 million, a decrease in event expense of $1.0 million and a decrease in print and products expense of $0.5 million. The decrease in personnel-related costs was primarily due to decreased headcount, including a decrease in salaries and wages of $5.3 million, a decrease in bonus expense of $2.8 million, a decrease in payroll taxes of $0.3 million and a decrease in stock-based compensation of $2.3 million.
Product Development Expenses

	Six Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Product development expenses	$20,134	$26,353	$(6,219)	(24)%
Percentage of revenue	20%	23%
Product development expenses decreased by $6.2 million, or 24%, for the six months ended June 30, 2023 compared to the same period in 2022. This decrease was due to a decrease in personnel-related costs of $4.4 million and a decrease in outside services expense of $1.8 million. The decrease in personnel-related costs was primarily due to decreased headcount, including a decrease in salaries and wages of $2.3 million, a decrease in bonus expense of $1.1 million and a decrease in stock-based compensation expense of $0.7 million.
General and Administrative Expenses

	Six Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
General and administrative expenses	$41,708	$58,665	$(16,957)	(29)%
Percentage of revenue	42%	51%
General and administrative expenses decreased by $17.0 million, or 29%, for the six months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily due to a decrease in personnel-related costs of $7.9 million, a decrease in insurance expense of $3.7 million, a decrease in provision for doubtful accounts of $1.1 million, a decrease in outside services of $0.7 million, a decrease in software expense of $1.1 million, a decrease in rent expense of $0.4 million, a decrease in impairment loss of $0.6 million and a decrease in professional services of $1.2 million. The decrease in personnel-related costs was primarily due to decreased headcount, including a decrease in salaries and wages of $2.7 million, a decrease in bonus expense of $0.9 million, a decrease in employee benefits expense of $0.7 million and a decrease in stock-based compensation expense of $4.6 million, partially offset by an increase in severance costs of $1.3 million.
Depreciation and Amortization Expenses

	Six Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$6,022	$6,403	$(381)	(6)%
Percentage of revenue	6%	6%
Depreciation and amortization expenses decreased $0.4 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in depreciation and amortization on other assets of $0.9 million, partially offset by an increase in capitalized software amortization of $0.5 million.
Other (Expense) Income, net

	Six Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$(320)	$14,015	(14,335)	(102)%
Change in tax receivable agreement liability	(620)	—	(620)	N/M
Other expense, net	(681)	(1,180)	499	(42)%
Other (expense) income, net	$(1,621)	$12,835	$(14,456)	(113)%
Percentage of revenue	(2)%	11%
________________________________
N/M - Not meaningful
Other (expense) income, net decreased by $14.5 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease in other (expense) income, net was primarily due to comparatively unfavorable changes in fair value of warrant liability of $14.3 million and an increase in change in tax receivable agreement liability of $0.6 million, partially offset by other expense of $0.5 million.
Benefit from Income Taxes

	Six Months Ended June 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Benefit from income taxes	$—	$(3,058)	$3,058	N/M
Percentage of revenue	—%	(3)%
________________________________
N/M - Not meaningful
Benefit from income taxes decreased by $3.1 million for the six months ended June 30, 2023 compared to the same period in 2022. For the six months ended June 30, 2023, we recorded zero income tax provision due to the impact of the full valuation allowance on our net deferred assets. For the six months ended June 30, 2022, we recorded an income tax benefit of $3.1 million resulting from the tax benefit of our pro rata share of losses and tax credits flowing through from WMH LLC. See Note 2 to our condensed consolidated financial statements included herein.
Seasonality
Historically, our financial results have been driven by our ability to achieve rapid growth throughout the year and/or the impact of broader industry headwinds impacting our clients. The cannabis industry has certain industry holidays that in recent years have resulted in increased sales by cannabis users. Some such “holidays” include, but are not limited to, April 20th (“420”), July 10th and the Wednesday before Thanksgiving (“Green Wednesday”). Likewise, our clients will typically increase spend heading into these events. We will also invest in marketing spend around these holidays which can create some seasonality in our sales and market expenses from quarter to quarter. Therefore, while seasonality has not had a significant impact on our results in the past, our clients may experience seasonality in their businesses which in turn can impact the revenue generated from them. Our business may become more seasonal in the future and historical patterns in our business may not be a reliable indicator of future performance.
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash	$24,603	$28,583
Accounts receivable, net	14,971	17,438
Working capital	14,667	8,660
As of June 30, 2023 and December 31, 2022, we had cash of $24.6 million and $28.6 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our liquidity requirements from cash and working capital on hand at June 30, 2023, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$4,092	$(3,814)
Net cash used in investing activities	$(5,806)	$(10,267)
Net cash used in financing activities	$(2,266)	$(6,092)
Net Cash Provided by (Used In) Operating Activities
Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, change in TRA liability, stock-based compensation, deferred taxes, impairment loss, provision for doubtful accounts and the effect of changes in working capital.
Net cash provided by operating activities for the six months ended June 30, 2023 was $4.1 million, which resulted from a net loss of $2.0 million, together with net cash outflows of $12.6 million from changes in operating assets and liabilities, and non-cash items of $18.7 million, consisting of depreciation and amortization of $6.0 million, fair value of warrant liability of $0.3 million, stock-based compensation of $8.1 million, provision for doubtful accounts of $3.6 million and change in tax receivable agreement of $0.6 million. Net cash outflows from changes in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $13.5 million, which includes a payout of $8.5 million during the three months ended June 30, 2023 related to certain employment agreements entered into in connection with a prior acquisition, and an increase in accounts receivable of $1.1 million, partially offset by a decrease in prepaid expenses and other current assets of $1.6 million, and an increase in deferred revenue of $0.4 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.

Net cash used by operating activities for the six months ended June 30, 2022 was $3.8 million, which resulted from net loss of $11.4 million, together with net cash outflows of $2.6 million from changes in operating assets and liabilities, and non-cash items of $10.2 million, consisting of depreciation and amortization of $6.4 million, fair value of warrant liability of $14.0 million, stock-based compensation of $15.6 million, deferred income taxes of $3.1 million, provision for doubtful accounts of $4.7 million and impairment loss on right-of-use asset $0.6 million. Net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivables of $13.6 million, partially offset by a decrease in prepaid expenses and other current assets of $2.9 million and an increase in accounts payables and accrued expenses of $8.9 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $5.8 million for the purchases of property and equipment, including certain capitalized software development costs.
Net cash used in investing activities for the six months ended June 30, 2022 was $10.3 million, which resulted from $8.6 million cash paid for purchases of property and equipment, including certain capitalized software development cost, net cash paid for acquisition of $0.7 million and cash paid for an acquisition holdback release of $1.0 million.
Net Cash Used in Financing Activities
Net cash outflows from financing activities for the six months ended June 30, 2023 was $2.3 million, including the repayment of insurance premium financing of $1.5 million and distributions of $1.0 million to the holders of WMH LLC’s Class A Units and Class P Units other than the Company, partially offset by $0.2 million cash inflow from note repayment proceeds.
Net cash outflows from financing activities for six months ended June 30, 2022 was $6.1 million, which primarily consists of repayments of insurance premium financing of $4.3 million and distribution of $1.8 million to the holders of WMH LLC’s Class A Units and Class P Units other than the Company.
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
In connection with the Business Combination, we entered into a TRA with continuing members that provides for a payment to the continuing members of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH Units. In connection with such potential future tax benefits resulting from the Business Combination, we have established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. Our calculation of the TRA asset and liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. As of June 30, 2023, TRA liability was $1.1 million, of which $0.4 million is expected to be paid in 2023.
Based on the weight of all available evidence, both positive and negative, we determined during the three months ended December 31, 2022 that a full valuation allowance was required against our net deferred tax assets. See Note 2 to our condensed consolidated financial statements included herein.
Stock-based Compensation
We measure fair value of employee stock-based compensation awards on the date of grant and allocate the related expense over the requisite service period. The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) is equal to the market price of our Class A common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. When awards include a performance condition that impacts the vesting of the award, we record compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. Forfeitures of stock-based awards are recognized as they occur. For the three months ended June 30, 2023 and 2022, we recognized stock-based compensation expense of $3.7 million and $8.1 million, respectively, and for the six months ended June 30, 2023 and 2022, we recognized stock-based compensation expense of $8.1 million and $15.6 million, respectively. See Note 10 to our condensed consolidated financial statements included herein.
Capitalized Software Development Costs
We capitalize certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. In accordance with authoritative guidance, we began to capitalize these costs when preliminary development efforts were successfully completed, management had authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The accounting for website and internal-use software costs requires us to make significant judgment, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the three months ended June 30, 2023 and 2022, we capitalized software development costs of $2.1 million and $4.5 million, respectively, and for the six months ended June 30, 2023 and 2022, we capitalized software development costs of $5.1 million and $8.6 million, respectively.
Accounts Receivable
We measure credit losses on our trade accounts receivable using the current expected credit loss model under Accounting Standards Codification 326 Financial Instruments – Credit Losses, which is based on the expected losses rather than incurred losses. Under the credit loss model, lifetime expected credit losses are measured and recognized at each reporting date based on historical, current and forecast information.
We calculate the expected credit losses on a pool basis for trade receivables that have similar risk characteristics. For trade receivables that do not share similar risk characteristics, the allowance for doubtful accounts is calculated on an individual basis. Risk characteristics relevant to our accounts receivable include balance of customer account and aging status. The allowance for doubtful accounts were $9.2 million and $12.2 million as of June 30, 2023 and December 31, 2022, respectively. See Note 2 to our condensed consolidated financial statements included herein.
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
Fair Value Measurements
In connection with the Business Combination, we assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants. As of June 30, 2023, 12,499,973 of the Public Warrants and all of the Private Placement Warrants remained outstanding . The warrants are measured at fair value under ASC 820 - Fair Value Measurements. The fair value of the Public Warrants is classified as Level 1 financial instruments and is based on the publicly listed trading price of our Public Warrants. The fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact our results of operations in future periods. As of June 30, 2023 and December 31, 2022, warrant liability was $2.4 million and $2.1 million, respectively. See Note 4 to our condensed consolidated financial statements included herein.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Executive Chair and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Executive Chair and former Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, and in light of the material weakness in internal controls described below, our Executive Chair and Interim Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting.
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
Remediation
Management has implemented measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively. The remediation actions include: (i) removing the access from certain users to make changes directly in production systems; (ii) removing privileged access to other user accounts; and (iii) enhancing logging and monitoring of privileged user activities such as data updates in production systems. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed during the end of the year ending December 31, 2023.
Changes in Internal Control Over Financial Reporting
Other than the significant changes associated with the material weaknesses and corresponding remediation procedures as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information

Item 1.    Legal Proceedings

The information set forth under “Commitments and Contingencies—Litigation” in Note 3 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
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
Item 1A.    Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”) when making investment decisions regarding our securities. Except for the risk factor discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our 2022 Form 10-K.
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
We do not sell cannabis, or products that contain cannabis; accordingly, our company is not part of the cannabis industry that generally has been restricted from using federal and federally insured banks. However, because of “weed” in our name and the fact that our revenue is generated largely from companies licensed as operators in the cannabis industry, banks have and may continue to consider us to be subject to banking restrictions related to cannabis. If we were to lose any of our banking relationships or fail to secure additional banking relationships in the future, we could experience difficulty and incur increased costs in the administration of our business, paying our employees, accepting payments from clients, each of which may adversely affect our reputation or results of operations. Additionally, the closure of many or one of our bank accounts due to a bank’s reluctance to provide services to a business working with state legal cannabis businesses would require significant management attention from us and could materially adversely affect our business and operations. In addition to banks and financial institutions, merchant processors may take a similar view of the risks of working with us since we provide services to cannabis businesses, and loss of any of our merchant processor relationships could have similar results. Moreover, Visa and Mastercard currently prohibit processing of transactions involving the sale of cannabis on their networks, and Mastercard has reportedly issued cease-and-desist letters to certain banks and payment processors to stop allowing such transactions on its debit cards. Although consumers cannot currently purchase products on the Weedmaps marketplace and we do not currently use, nor have we historically used, any of our merchant processing relationships to process payments for cannabis transactions, to the extent Visa or Mastercard extend these restrictions to cannabis-related businesses, our merchant processing relationships could be terminated, or we could be prevented from processing any Visa or Mastercard transactions, which could have a material adverse effect on our business and results of operations. Furthermore, our clients may be adversely impacted by Visa’s or Mastercard’s policies, which could in turn have a material adverse effect on our business and results of operations.
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
10.1#
Executive Services Agreement, dated July 16, 2023, by and between SeatonHill Partners, L.P. and WM Technology, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by WM Technology, Inc. on July 20, 2023 File No. 001-39021).

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

WM TECHNOLOGY, INC.

Date:	August 8, 2023	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Executive Chair
(Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Mary Hoitt
			Name:	Mary Hoitt
			Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)