Form 10-Q
period 2023-09-30
WM TECHNOLOGY, INC.
filed 2023-11-08
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of November 3, 2023, there were 93,881,130 shares of the registrant’s Class A common stock outstanding and 55,486,361 shares of Class V common stock outstanding.

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
•the effect of macroeconomic conditions, including but not limited to health crises like the COVID-19 pandemic, inflation, uncertain credit and global financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and geopolitical events, including the military conflict between Russia and Ukraine or the recent state of war between Israel and Hamas and the related risk of a larger regional conflict;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash	$27,721	$28,583
Accounts receivable, net	12,314	17,438
Prepaid expenses and other current assets	6,894	8,962
Total current assets	46,929	54,983
Property and equipment, net	24,660	24,928
Goodwill	68,368	68,368
Intangible assets, net	2,646	10,339
Right-of-use assets	27,781	31,447
Other assets	8,310	8,970
Total assets	$178,694	$199,035
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$17,731	$33,635
Deferred revenue	6,090	6,256
Operating lease liabilities, current	6,867	6,334
Tax receivable agreement liability, current	400	—
Other current liabilities	—	98
Total current liabilities	31,088	46,323
Operating lease liabilities, non-current	27,842	33,043
Tax receivable agreement liability, non-current	789	500
Warrant liability	2,870	2,090
Other long-term liabilities	1,323	2,302
Total liabilities	63,912	84,258
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 93,881,130 shares issued and outstanding at September 30, 2023 and 92,062,468 shares issued and outstanding at December 31, 2022	9	9
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 55,486,361 shares issued and outstanding at September 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	77,339	67,986
Accumulated deficit	(57,407)	(54,620)
Total WM Technology, Inc. stockholders’ equity	19,946	13,380
Noncontrolling interests	94,836	101,397
Total stockholders’ equity	114,782	114,777
Total liabilities and stockholders’ equity	$178,694	$199,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$47,725	$50,500	$146,584	$166,246

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,015	4,272	9,748	11,870
Sales and marketing	11,544	17,882	36,171	61,887
Product development	7,748	11,988	27,882	38,341
General and administrative	19,189	33,490	60,897	92,155
Depreciation and amortization	11,777	2,513	17,799	8,916
Total operating expenses	53,273	70,145	152,497	213,169
Operating loss	(5,548)	(19,645)	(5,913)	(46,923)
Other income (expenses), net
Change in fair value of warrant liability	(460)	6,590	(780)	20,605
Change in tax receivable agreement liability	(69)	—	(689)	—
Other income (expense)	3,565	(50)	2,884	(1,230)
Loss before income taxes	(2,512)	(13,105)	(4,498)	(27,548)
Benefit from income taxes	—	(2,641)	—	(5,699)
Net loss	(2,512)	(10,464)	(4,498)	(21,849)
Net loss attributable to noncontrolling interests	(974)	(5,300)	(1,711)	(14,484)
Net loss attributable to WM Technology, Inc.	$(1,538)	$(5,164)	$(2,787)	$(7,365)

Class A Common Stock:
Basic and diluted loss per share	$(0.02)	$(0.06)	$(0.03)	$(0.09)

Class A Common Stock:
Weighted average basic and diluted shares outstanding	93,651,871	89,552,914	92,947,191	82,872,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three and Nine Months Ended September 30, 2023
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2022	92,062,468	$9	55,486,361	$5	$67,986	$(54,620)	$13,380	$101,397	$114,777
Stock-based compensation	—	—	—	—	4,396	—	4,396	285	4,681
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	475,510	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(250)	(250)
Issuance of common stock - Class P Unit exchange	35,488	—	—	—	62	—	62	(62)	—
Net loss	—	—	—	—	—	(2,475)	(2,475)	(1,494)	(3,969)
As of March 31, 2023	92,573,466	$9	55,486,361	$5	$72,444	$(57,095)	$15,363	$99,876	$115,239
Stock-based compensation		—	—	—	3,908	—	3,908	97	4,005
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	842,178	—	—	—	(1)	—	(1)	—	(1)
Distributions	—	—	—	—	—	—	—	(752)	(752)
Net income	—	—	—	—	—	1,226	1,226	757	1,983
As of June 30, 2023	93,415,644	$9	55,486,361	$5	$76,351	$(55,869)	$20,496	$99,978	$120,474
Stock-based compensation		—	—	—	2,587	—	2,587	75	2,662
Discharge of holdback obligation related to prior acquisition	—	—	—	—	(1,612)	—	(1,612)	(1,995)	(3,607)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	455,820	—	—	—	(4)	—	(4)	—	(4)
Distributions	—	—	—	—		—	—	(2,231)	(2,231)
Issuance of common stock - Class P Unit exchange	9,666	—	—	—	17	—	17	(17)	—
Net loss	—	—	—	—	—	(1,538)	(1,538)	(974)	(2,512)
As of September 30, 2023	93,881,130	$9	55,486,361	$5	$77,339	$(57,407)	$19,946	$94,836	$114,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)
(Continued)

	Three and Nine Months Ended September 30, 2022
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2021	65,677,361	$7	65,502,347	$7	$2,173	$61,369	$63,556	$68,384	$131,940
Stock-based compensation	—	—	—	—	7,246	—	7,246	681	7,927
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	879,284	—	—	—	(6)	—	(6)	(7)	(13)
Issuance of common stock for acquisitions	4,721,706	—	—	—	12,836	—	12,836	15,889	28,725
Issuance of common stock - Class A Unit exchange	4,295,574	1	(4,295,574)	(1)	3,669	—	3,669	(3,669)	—
Issuance of common stock - Class P Unit exchange	7,525,045	—	—	—	6,427	—	6,427	(6,427)	—
Issuance of common stock - warrants exercised	20	—	—	—	—	—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Units	—	—	—	—	11,625	—	11,625	—	11,625
Net loss	—	—	—	—	—	(13,893)	(13,893)	(17,340)	(31,233)
As of March 31, 2022	83,098,990	$8	61,206,773	$6	$43,970	$47,476	$91,460	$57,511	$148,971
Stock-based compensation	—	—	—	—	8,015	—	8,015	598	8,613
Distributions	—	—	—	—	—	—	—	(1,790)	(1,790)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	543,118	—	—	—	—	—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Class A Units	—	—	—	—	2,282	—	2,282	—	2,282
Issuance of common stock - Class A Unit exchange	4,740,760	1	(4,740,760)	(1)	4,436	—	4,436	(4,436)	—
Issuance of common stock - Class P Unit exchange	453,460	—	—	—	432	—	432	(432)	—
Net Income	—	—	—	—	—	11,692	11,692	8,156	19,848
As of June 30, 2022	88,836,328	$9	56,466,013	$5	$59,135	$59,168	$118,317	$59,607	$177,924
Stock-based compensation	—	—	—	—	1,409	—	1,409	567	1,976
Distributions	—	—	—	—	—	—	—	(658)	(658)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	915,544	—	—	—	—	—	—	—	—
Impact of Tax Receivable Agreement due to exchanges of Class A Units	—	—	—	—	259	—	259	—	259
Issuance of common stock - Class A Unit exchange	399,389	—	(399,389)	—	367	—	367	(367)	—
Issuance of common stock - Class P Unit exchange	220,944	—	—	—	205	—	205	(205)	—
Net loss	—	—	—	—	—	(5,164)	(5,164)	(5,300)	(10,464)
As of September 30, 2022	90,372,205	$9	56,066,624	$5	$61,375	$54,004	$115,393	$53,644	$169,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,498)	$(21,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,799	8,916
Change in fair value of warrant liability	780	(20,605)
Change in tax receivable agreement liability	689	—
Impairment of right-of-use asset and investment securities	—	1,317
Stock-based compensation	10,389	17,250
Deferred tax asset	—	(5,699)
Discharge of holdback obligation related to prior acquisition	(3,705)	—
Provision for doubtful accounts	4,862	14,867
Changes in operating assets and liabilities:
Accounts receivable	262	(13,125)
Prepaid expenses and other current assets	2,419	5,222
Other assets	21	(263)
Accounts payable and accrued expenses	(16,441)	5,008
Deferred revenue	(167)	(1,505)
Net cash provided by (used in) operating activities	12,410	(10,466)

Cash flows from investing activities
Purchases of property and equipment	(8,870)	(13,135)
Cash paid for acquisitions, net of cash acquired	—	(713)
Cash paid for acquisition holdback	—	(1,000)
Net cash used in investing activities	(8,870)	(14,848)

Cash flows from financing activities
Repayments of insurance premium financing	(1,450)	(5,832)
Distributions	(3,233)	(2,448)
Proceeds from repayment of related party note	286	—
Taxes paid related to net share settlement of equity awards	(5)	(13)
Net cash used in financing activities	(4,402)	(8,293)

Net decrease in cash	(862)	(33,607)
Cash – beginning of period	28,583	67,777
Cash – end of period	$27,721	$34,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$959	$1,266
Insurance premium financing	$—	$4,598
Issuance of equity for acquisitions	$—	$28,725
Holdback liability recognized in connection with prior acquisition	$—	$98
Capitalized assets included in accounts payable and accrued expenses	$663	$400
Accrued liabilities assumed in connection with acquisition	$—	$586

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business and Organization
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. (the “Company”) operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the U.S. states and U.S. territories legalized cannabis markets. The Company’s comprehensive business-to-consumer and business-to-business suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
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
Weedmaps for Business, the Company’s SaaS offering, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands that streamline front and back-end operations and help manage compliance needs. With the development of Weedmaps for Business, the Company offers an end-to-end platform for licensed cannabis retailers to comply with state law. The Company sells a monthly subscription offering to storefront, delivery and brand clients as well as upsell and add-on offerings to licensed clients. The Company also offers other add-on products for additional fees.
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
2.     Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. Management believes that these accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. The condensed consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of September 30, 2023, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s annually audited consolidated financial statements and the related notes to those statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of WM Technology, Inc. and WMH LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and nine months ended September 30, 2023 and 2022.
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
Significant estimates made by management include, among others, the allowance for doubtful accounts, the useful lives of long-lived assets, income taxes, website and internal-use software development costs, leases, valuation of goodwill and other intangible assets, valuation of warrant liability, deferred tax assets and the related valuation allowance, tax receivable agreement (“TRA”) liability, revenue recognition, performance and stock-based compensation and the recognition and contingent liabilities.
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
The geographic concentration of the Company’s clients makes the Company vulnerable to a downturn in local markets. Historically, the Company’s business operations have been located primarily in the State of California. For three months ended September 30, 2023, approximately 52% of the Company’s revenue originated in California compared with 53% for the three months ended September 30, 2022 and for the nine months ended September 30, 2023, approximately 54% of the Company’s revenue originated in California compared with 56% for the nine months ended September 30, 2022.
Fair Value Measurements
The Company follows the guidance in Accounting Standards Codification (“ASC”) 820 - Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. See Note 5 for additional information on liabilities measured at fair value.

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
Accounts Receivable
A receivable is recorded when an unconditional right to invoice and receive payment exists. Accounts receivable primarily include amounts related to receivables from customers. Receivables are shown net of allowance for doubtful accounts which is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for doubtful account balances of $9.2 million and $12.2 million as of September 30, 2023 and December 31, 2022, respectively.
The following table summarizes the changes in the allowance for doubtful accounts:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Allowance, beginning of period	$9,222	$7,971	$12,232	$5,169
Addition to allowance	1,257	10,176	4,862	14,867
Write-off, net of recoveries	(1,317)	(4,273)	(7,932)	(6,162)
Allowance, end of period	$9,162	$13,874	$9,162	$13,874
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s investments in equity securities without a readily determinable fair value was $3.5 million, which is recorded within other assets on the Company’s condensed consolidated balance sheets.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value and the impairment charge is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. No impairments to investments in equity securities were recorded during the three and nine months ended September 30, 2023 and 2022.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation, and consist of internally developed software, computer equipment, furniture and fixtures and leasehold improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and generally over three years for computer equipment, seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining term of the related lease. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s condensed consolidated statements of operations.
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
The Company assesses impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. The Company recorded an impairment charge of $2.3 million for the three and nine months ended September 30, 2023 related to property and equipment associated with certain product offerings expected to be sunset in December 2023, which is included in depreciation and amortization in the condensed consolidated statements of operations. No impairments to property and equipment were recorded during the three and nine months ended September 30, 2022.
Goodwill and Intangible Assets
Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually as of December 31 or whenever events or circumstances indicate a likely reduction in the fair value of a reporting unit below its carrying amount such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit.
In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges were recorded for the three and nine months ended September 30, 2023 and 2022.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. The Company recorded an impairment charge of $6.1 million for the three and nine months ended September 30, 2023 related to intangible assets associated with certain product offerings expected to be sunset in December 2023, which is included in depreciation and

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amortization in the condensed consolidated statements of operations. There were no intangible asset impairment charges recorded for the three and nine months ended September 30, 2022.
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
Total lease costs, net, for the three months ended September 30, 2023 and 2022 were $2.2 million and $2.3 million, respectively. Total lease costs, net, for the nine months ended September 30, 2023 and 2022 were $6.6 million and $7.1 million, respectively.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For both the three months ended September 30, 2023 and 2022, contra rent expense was $0.5 million. For the nine months ended September 30, 2023 and 2022, contra rent expense was $1.6 million and $1.3 million, respectively.
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
During the three and nine months ended September 30, 2023 and the three months ended September 30, 2022, the Company recognized no impairment charge related to ROU assets. During the nine months ended September 30, 2022, the Company recognized an impairment charge of $0.6 million related to certain ROU assets reducing the carrying values of the lease assets to their estimated fair values. The fair values were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. The impairment charges are included in general and administrative expenses in the condensed consolidated statements of operations.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of September 30, 2023, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement (the “TRA”) with continuing members that provides for a payment to the continuing Class A Unit holders of 85% of the amount of tax benefits, if any, that the Company realizes, or is deemed to realize, as a result of redemptions or exchanges of Units (as defined below). In connection with such potential future tax benefits resulting from the Business Combination, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded to additional paid-in capital.
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (expense), net on the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the TRA liability was $1.2 million and $0.5 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized a loss of $0.1 million and $0.7 million, respectively, related to the remeasurement of its TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. The Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
The Company’s revenues are derived primarily from monthly subscriptions to Weedmaps for Business and other SaaS solutions, featured and deal listings and other WM Ad solutions. The Company’s Weedmaps for Business subscriptions and other SaaS solutions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured and deal listings and other WM Ad solutions are offered as add-on products to the Weedmaps for Business and other SaaS solution subscriptions. Featured and deal listings provide customers with premium placement ad solutions and discount and promotion pricing tools. Other WM Ad solutions includes banner ads and promotion tiles on the Company’s marketplace ad as well as other advertising products on and off the Weedmaps marketplace. The Company has a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. The Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices of the underlying services at contract inception.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product Development Costs
Product development costs include salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred.
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $3.5 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively, and $8.1 million and $12.6 million for the nine months ended September 30, 2023 and 2022, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the Company’s 401(k) plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended September 30, 2023 and 2022, the Company recognized an expense of $0.9 million and $0.7 million, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recognized an expense of $1.9 million and $1.9 million, respectively, related to employer contributions for the Company’s 401(k) plan.
Other Income (Expense), net
Other income (expense), net consists primarily of gain resulting from the discharge of a holdback obligation related to a prior acquisition, change in fair value of warrant liability and TRA liability remeasurement, political contributions, interest income, interest expense, financing fees and other tax related expenses. The Company recorded a non-cash gain of $3.7 million during the three and nine months ended September 30, 2023 resulting from the discharge of a holdback obligation related to a prior acquisition.
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
Based on the weight of all available evidence, both positive and negative, the Company determined during the three months ended December 31, 2022 that a full valuation allowance was required against its net deferred tax assets. Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of negative evidence evaluated were the book operating loss incurred during the year ended December 31, 2022 and lowered forecasts at the time. The Company maintains an existing valuation allowance until enough positive evidence exists to support its reversal. Payment under the TRA liability was not probable resulting from the full valuation allowance and accordingly, substantially all of the TRA liability was reversed. As of September 30, 2023 and December 31, 2022, the TRA liability was $1.2 million and $0.5 million, respectively.
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
For the three and nine months ended September 30, 2023, the Company recorded zero income tax provision due to the impact of the full valuation allowance on its net deferred assets. For the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $2.6 million and $5.7 million, respectively. The income tax benefit for three and nine months ended September 30, 2022 was the result of the tax benefit of the Company's pro rata share of losses and tax credits flowing through from WMH LLC. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
During the nine months ended September 30, 2022, the Company acquired additional interests in WMH, LLC (“LLC Interests”) in connection with the exchange of LLC Interests, and activity relating to the Company’s stock compensation plan. The Company recognized a deferred tax asset in the amount of $28.5 million associated with the basis difference in its investment in WMH, LLC upon acquisition of these LLC Interests, some of which are related to the additional tax basis increases generated from expected future payments under the TRA, some of which are partially offset by the TRA liability amount of $14.3 million, and these amounts were recorded through equity.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Reporting
The Company has identified one business segment which management also considers to be one reporting unit as the Company’s chief operating decision maker allocates resources, assesses performance and manages the businesses as one segment.
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
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. As of September 30, 2023, the Company had cash balances that exceeded the FDIC limit with four financial institutions. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.

3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the Company’s disaggregated net revenues information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weedmaps for Business and other SaaS solutions	$10,877	$12,383	$33,847	$38,093
Featured and deal listings	32,945	34,644	101,840	116,709
Subtotal	43,822	47,027	135,687	154,802

Other WM Ad solutions	3,903	3,473	10,897	11,444
Total net revenues	$47,725	$50,500	$146,584	$166,246
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings and is recognized as the revenue recognition criteria are met. Deferred revenue balance as of September 30, 2023 and December 31, 2022 was $6.1 million and $6.3 million, respectively, and the balance is expected to be fully recognized within the next twelve months.
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
The following table provides a roll forward of employee termination costs:

Nine Months Ended September 30, 2023
Unpaid employee termination costs, December 31, 2022	$3,646
Employee termination costs - severance and other cash costs	194
Total paid	(3,701)
Unpaid employee termination costs, September 30, 2023	$139
The unpaid employee termination costs are included in accounts payable and accrued expenses on the condensed consolidated balance sheets as of September 30, 2023 and is expected be paid in the fourth quarter of 2023. Employee termination costs are included in general and administrative expenses on the condensed consolidated statements of operations.
5.    Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	September 30, 2023	December 31, 2022
Liabilities:
Warrant liability – Public Warrants	1	$1,750	$1,250
Warrant liability – Private Placement Warrants	3	1,120	840
Total warrant liability		$2,870	$2,090

The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Warrants	Warrant Liabilities
Fair value, beginning of period	$1,500	$910	$2,410	$1,250	$840	$2,090
Change in fair value	250	210	460	500	280	780
Fair value, end of period	$1,750	$1,120	$2,870	$1,750	$1,120	$2,870

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Warrants	Warrant Liabilities
Fair value, beginning of period	$8,125	$5,320	$13,445	$16,750	$10,710	$27,460
Change in fair value	(4,000)	(2,590)	(6,590)	(12,625)	(7,980)	(20,605)
Fair value, end of period	$4,125	$2,730	$6,855	$4,125	$2,730	$6,855
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $1.8 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$1.32	$1.01
Volatility	88.0%	82.3%
Term (years)	2.71	3.46
Risk-free interest rate	4.87%	4.17%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $1.1 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively.
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     Intangible Assets
Intangible assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.9	$7,315	$(4,945)	$2,370
Software technology	8.9	3,718	(3,569)	149
Customer relationships	8.0	170	(43)	127
Total intangible assets	12.8	$11,203	$(8,557)	$2,646

	December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.4	$7,635	$(4,699)	$2,936
Software technology	6.9	7,516	(4,413)	3,103
Customer relationships	11.5	5,211	(921)	4,290
Order backlog	1.0	210	(200)	10
Total intangible assets	10.8	$20,572	$(10,233)	$10,339
Amortization expense for intangible assets was $6.6 million and $0.7 million during the three months ended September 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $7.7 million and $2.0 million during the nine months ended September 30, 2023 and 2022, respectively.
The Company recorded a non-cash intangible impairment charge of $6.1 million for the three and nine months ended September 30, 2023 related to certain product offerings expected to be sunset in December 2023, which is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated future amortization expense of intangible assets as of September 30, 2023 is as follows (in thousands):

Remaining period in 2023 (three months)	$139
Year ended December 31, 2024	555
Year ended December 31, 2025	555
Year ended December 31, 2026	543
Year ended December 31, 2027	505
Thereafter	349
$2,646

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$2,341	$2,869
Prepaid marketing	389	2,321
Prepaid software	1,992	2,762
Other prepaid expenses and other current assets	2,172	1,010
	$6,894	$8,962

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
8.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$747	$4,341
Accrued employee expenses	11,121	24,074
Other accrued liabilities	5,863	5,220
	$17,731	$33,635

Accrued employee expenses include accrued bonuses of $2.9 million and $9.9 million as of September 30, 2023 and December 31, 2022, respectively, related to certain employment agreements entered into in connection with prior acquisitions. During the nine months ended September 30, 2023, the Company paid $10.3 million of employee expenses related to certain employment agreements entered into in connection with prior acquisitions.
9.     Warrant Liability
At September 30, 2023, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in a non-cash loss of $0.5 million and $0.8 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively, and a non-cash gains of $6.6 million and $20.6 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.
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

Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, there were no shares of preferred stock issued or outstanding.

Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of September 30, 2023, the noncontrolling interests owned 38.5% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests.
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
A summary of the Class P Unit activity for the nine months ended September 30, 2023 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2022	15,125,429
Cancellations	(64,302)
Exchanged for Class A Common Stock	(95,000)
Outstanding, Class P Units, September 30, 2023	14,966,127
Vested, September 30, 2023	14,853,794
As of September 30, 2023, unrecognized stock-based compensation expense for non-vested Class P Units was $0.3 million, which is expected to be recognized over a weighted-average period of 1.2 years. For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense for the Class P Units of $0.1 million and $0.6 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense for the Class P Units of $0.5 million and $1.8 million, respectively.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of September 30, 2023, 33,146,412 shares of Class A Common Stock were authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of September 30, 2023, 20,510,346 shares of Class A Common Stock were available for future issuance.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2023 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2022	6,269,868	$7.07
Granted	5,242,710	$0.96
Vested	(1,775,434)	$6.98
Forfeited	(2,563,436)	$4.52
Non-vested at September 30, 2023	7,173,708	$3.53
As of September 30, 2023, unrecognized stock-based compensation expense for non-vested RSUs was $24.1 million, which is expected to be recognized over a weighted-average period of 2.1 years. For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense for the RSUs of $2.7 million and $5.3 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense for the RSUs of $10.1 million and $15.8 million, respectively.
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
A summary of the PRSU activity for the nine months ended September 30, 2023 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2022	859,375	$6.40
Granted	—	$—
Vested	—	$—
Forfeited	(625,000)	$6.40
Non-vested at September 30, 2023	234,375	$6.40
Based on the probability of attainment as of September 30, 2023, the unrecognized stock-based compensation expense for non-vested PRSUs was less than $0.1 million, which is expected to be recognized over a period of 0.3 years. For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation credits for the PRSUs of $0.5 million and $4.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation credits for the PRSUs of $0.2 million and $0.4 million, respectively.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded stock-based compensation cost related to the Class P Units, RSUs and PRSUs in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and marketing	$587	$956	$2,180	$4,839
Product development	944	1,065	3,226	3,993
General and administrative	766	(382)	4,983	8,418
Total stock-based compensation expense	2,297	1,639	10,389	17,250
Amount capitalized to software development	365	337	959	1,266
Total stock-based compensation cost	$2,662	$1,976	$11,348	$18,516
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
The computation of income (loss) per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three and nine months ending September 30, 2023 and 2022 (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(2,512)	$(10,464)	$(4,498)	$(21,849)
Less: net loss attributable to noncontrolling interests	(974)	(5,300)	(1,711)	(14,484)
Net loss attributable to WM Technology, Inc. Class A Common Stock - basic and diluted	$(1,538)	$(5,164)	$(2,787)	$(7,365)
Denominator:
Weighted average of shares of Class A Common Stock outstanding - basic and diluted	93,651,871	89,552,914	92,947,191	82,872,137

Net loss per share of Class A Common Stock - basic and diluted	$(0.02)	$(0.06)	$(0.03)	$(0.09)
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class A Units	55,486,361	56,066,013	55,486,361	56,466,013
Class P Units	14,966,127	15,419,821	14,966,127	15,419,821
RSUs	7,173,708	8,859,553	7,173,708	8,859,553
PRSUs	234,375	2,437,500	234,375	2,437,500
Public Warrants	12,499,973	12,499,973	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000	7,000,000	7,000,000
Acquisition holdback shares	—	677,847	—	677,847
13.     Related Party Transactions
During the three months ended June 30, 2022, the Company entered into a sublease agreement with an affiliate to a member of the board of directors. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of September 30, 2023, the security deposit for the sublease of approximately $0.1 million is included in other long-term liabilities on the accompanying condensed balance sheets. As of September 30, 2023 and December 31, 2022, rent receivable was $0.7 million and $0.1 million, respectively, and these amounts are included in accounts receivable, net on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, income on the sublease with a related party was $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2022, income on the sublease with a related party was approximately $0.2 million. The income on sublease is netted with rent expense and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.
In connection with the Business Combination, the Company paid certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount in 12 equal quarterly installments commencing on March 31, 2023. The promissory note will bear interest at a rate of 5% per annum commencing on March 31, 2023. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of September 30, 2023 and December 31, 2022, the outstanding balance of the note receivable was $0.8 million and $1.1 million, respectively. As of September 30, 2023, $0.4 million of the note receivable was included in prepaid expenses and other current assets and the other $0.4 million was included in other assets on the accompanying condensed balance sheets. As of December 31, 2022, $1.1 million of related party note receivable was included in other assets on the accompanying condensed consolidated balance sheets. For the three and nine ended September 30, 2023, interest income on the promissory note was less than $0.1 million, which is included in other income (expense), net on the accompanying condensed consolidated statements of operations.

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
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the U.S. states, U.S. territories and Canadian legalized cannabis markets. Our comprehensive business-to-consumer and business-to-business suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
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
Our current Weedmaps for Business subscription package includes:
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
We also offer other add-on products for additional fees, including:
•WM Ad solutions on the Weedmaps marketplace designed for clients to amplify their businesses and reach more highly engaged cannabis consumers throughout their buying journey including:
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
◦Other WM Ad solutions: Includes banner ads and promotion tiles on our marketplace as well as banner ads that can be tied to keyword searches. These products provide clients with targeted ad solutions in highly visible slots across our digital surfaces.
Other SaaS solutions on and off the Weedmaps marketplace, including:
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
We plan to sunset the WM AdSuite, WM CRM and WM Screens product offerings on December 15, 2023 and focus our efforts on other Weedmaps for Business products that support the Weedmaps marketplace and improve the eCommerce experience for our clients and users.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of September 30, 2023, we actively operated in over 30 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of the Company’s revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.

Our mission is to power a transparent and inclusive global cannabis economy. Our technology addresses the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis users in a legally compliant fashion. Since our founding in 2008, Weedmaps has become a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Weedmaps for Business is a set of eCommerce-enablement tools designed to help retailers and brands get the best out of the Weedmaps’ consumer experience, create labor efficiencies and manage compliance needs.
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
The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,414 and 5,555 average monthly paying business clients during the three and nine months ended September 30, 2023, respectively, on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased over 8,000 listing pages as of September 30, 2023. The Weedmaps marketplace provides consumers with information regarding cannabis retailers and brands, as well as the strain, pricing and other information regarding locally available cannabis products, through our website and mobile apps, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Our weedmaps.com website, our iOS Weedmaps mobile application and our Android Weedmaps mobile application also have educational content including news articles, information about cannabis strains, a number of “how-to” guides, policy white-papers and research to allow consumers to educate themselves on cannabis and its history, uses and legal status. While consumers can discover cannabis products, brands and retailers on our website, we neither sell (or fulfill purchases of) cannabis products, nor do we process payments for cannabis transactions across our marketplace or SaaS solutions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands, except for revenue per paying client)
Net revenues	$47,725	$50,500	$146,584	$166,246
Net loss	$(2,512)	$(10,464)	$(4,498)	$(21,849)
EBITDA(1)	$9,254	$(10,592)	$13,278	$(18,632)
Adjusted EBITDA(1)	$10,671	$(9,630)	$28,028	$(11,178)
Average monthly revenue per paying client(2)	$2,938	$3,019	$2,932	$3,433
Average monthly paying clients(3)	5,414	5,576	5,555	5,380
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
Net Revenues
We offer our Weedmaps for Business solution as a monthly subscription package that includes (based on availability within any given market and state-level regulations): (i) a listing page with product menu on weedmaps.com, our iOS Weedmaps mobile application and our Android Weedmaps mobile application, which allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law, (ii) the ability to receive reservations of products for pickup by consumers or delivery to consumers (either on weedmaps.com, on a white labeled WM Store website or third-party websites through our orders and menu embed product), (iii) customizable menus for brands, retailers and delivery operators to embed on their website, (iv) access to our APIs, including real-time connectivity between Weedmaps for Business to a POS system to streamline workflows and promote compliance through accuracy and (v) analytics dashboards. We also offer add-on and a la carte products and services for additional fees, including Featured Listings and WM Deals, among other things (for a description of these services, see “Overview” above). Finally, we offer a growing set of offerings for brands to reach consumers and retailers as well as manage their brand catalog information.
Net Loss to EBITDA and Adjusted EBITDA
Our financial statements, including net loss, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For more information regarding the components of our net income (loss), see “Components of Our Results of Operations” below.
Net loss for the three months ended September 30, 2023 and 2022 was $2.5 million and $10.5 million, respectively. The decrease in net loss was primarily due to a decrease in operating expense of $16.9 million and an increase in other income (expense), net of $3.6 million, partially offset by a comparatively unfavorable change in fair value of warrant liability of $7.1 million, a comparatively unfavorable decrease in benefit from income taxes of $2.6 million, a decrease in net revenue of $2.8 million and an increase in change in tax receivable agreement (“TRA”) liability of $0.1 million.
Net loss for the nine months ended September 30, 2023 and 2022 was $4.5 million and $21.8 million, respectively. The decrease in net loss was primarily due to a decrease in operating expenses of $60.7 million and an increase in other income (expense) net of $4.1 million, partially offset by a comparatively unfavorable change in fair value of warrant liability of $21.4 million, a decrease in net revenue of $19.7 million, a comparatively unfavorable decrease in benefit from income taxes of $5.7 million and an increase in change in TRA liability of $0.7 million.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income (loss) before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, transaction related bonus, legal settlements and other legal costs, discharge of holdback obligation related to prior acquisition, reduction in force, impairment of right-of-use asset and investment securities, transaction costs, change in TRA liability and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net loss (the most directly comparable GAAP financial measure) to EBITDA; and from EBITDA to Adjusted EBITDA.
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

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.
A reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net Loss	$(2,512)	$(10,464)	$(4,498)	$(21,849)
Benefit from income taxes	—	(2,641)	—	(5,699)
Depreciation and amortization expenses	11,777	2,513	17,799	8,916
Interest income	(11)	—	(23)	—
EBITDA	9,254	(10,592)	13,278	(18,632)
Stock-based compensation	2,297	1,639	10,389	17,250
Change in fair value of warrant liability	460	(6,590)	780	(20,605)
Transaction related bonus (recovery) expense	833	1,039	3,400	4,069
Legal settlements and other legal costs	1,470	2,148	3,003	3,212
Discharge of holdback obligation related to prior acquisition	(3,705)	—	(3,705)	—
Reduction in force (recovery) expense	(7)	1,960	194	1,960
Impairment of right-of-use asset and investment securities	—	766	—	1,317
Transaction costs	—	—	—	251
Change in tax receivable agreement liability	69	—	689	—
Adjusted EBITDA	$10,671	$(9,630)	$28,028	$(11,178)

Average Monthly Revenue Per Paying Client
Average monthly revenue per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements. We calculate this metric by dividing the average monthly revenue for any particular period by the average monthly number of paying clients in the same respective period. The decline in our average monthly revenue per paying client for the three and nine months ended September 30, 2023 was due to spend declines in established markets. We expected these pressures given the continued liquidity challenges that clients are facing.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average monthly revenue per paying client	$2,938	$3,019	$2,932	$3,433
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
Average monthly paying clients for the three months ended September 30, 2023 decreased 3% to 5,414 average monthly paying clients from 5,576 average monthly paying clients in the same period in 2022. The decrease in average monthly paying clients for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to client turnover in the third quarter of 2023 compared to higher client acquisitions in the third quarter of 2022. Average monthly paying clients for the nine months ended September 30, 2023 increased 3% to 5,555 average monthly paying clients from 5,380 average monthly paying clients in the same period in 2022. The increase in average monthly paying clients for the nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to new client acquisitions across existing and new states.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average monthly paying clients	5,414	5,576	5,555	5,380
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
Prices of certain commodity products, including gas prices, are historically volatile and subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs, inflation, the military conflict between Russia and Ukraine and the recent state of war between Israel and Hamas and the related risk of a larger regional conflict. Increasing prices in the component materials for the goods or services of our clients may impact their ability to maintain or increase their spend with us and their ability to pay their invoices on time. Rapid and significant changes in commodity prices may negatively affect our revenue if our clients are unable to mitigate inflationary increases through various customer pricing actions and cost reduction initiatives. This could also negatively impact our net dollar retention and our collections on accounts receivable.
Regulation and Maturation of Cannabis Markets
We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult-use and the regulatory environment continues to develop. Currently, thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-three of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 15-year operating history to enter new markets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net revenues	$47,725	$50,500	$146,584	$166,246

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,015	4,272	9,748	11,870
Sales and marketing	11,544	17,882	36,171	61,887
Product development	7,748	11,988	27,882	38,341
General and administrative	19,189	33,490	60,897	92,155
Depreciation and amortization	11,777	2,513	17,799	8,916
Total operating expenses	53,273	70,145	152,497	213,169
Operating loss	(5,548)	(19,645)	(5,913)	(46,923)
Other income (expense), net
Change in fair value of warrant liability	(460)	6,590	(780)	20,605
Change in tax receivable agreement liability	(69)	—	(689)	—
Other income (expense)	3,565	(50)	2,884	(1,230)
Loss before income taxes	(2,512)	(13,105)	(4,498)	(27,548)
Benefit from income taxes	—	(2,641)	—	(5,699)
Net loss	(2,512)	(10,464)	(4,498)	(21,849)
Net loss attributable to noncontrolling interests	(974)	(5,300)	(1,711)	(14,484)
Net loss attributable to WM Technology, Inc.	$(1,538)	$(5,164)	$(2,787)	$(7,365)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	100%	100%	100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6%	8%	7%	7%
Sales and marketing	24%	35%	25%	37%
Product development	16%	24%	19%	23%
General and administrative	40%	66%	42%	55%
Depreciation and amortization	25%	5%	12%	5%
Total operating expenses	112%	139%	104%	128%
Operating loss	(12)%	(39)%	(4)%	(28)%
Other income (expense), net
Change in fair value of warrant liability	(1)%	13%	(1)%	12%
Change in tax receivable agreement liability	—%	—%
Other income (expense)	7%	0%	2%	(1)%
Loss before income taxes	(5)%	(26)%	(3)%	(17)%
Benefit from income taxes	0%	(5)%	0%	(3)%
Net loss	(5)%	(21)%	(3)%	(13)%
Net loss attributable to noncontrolling interests	(2)%	(10)%	(1)%	(9)%
Net loss attributable to WM Technology, Inc.	(3)%	(10)%	(2)%	(4)%

Comparison of Three Months Ended September 30, 2023 and 2022
Net Revenues

	Three Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Net Revenues	$47,725	$50,500	$(2,775)	(5)%
Net revenues decreased by $2.8 million or 5% for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was driven by a decrease in average monthly revenue per paying client primarily as a result of a decrease in revenue from our Weedmaps for Business and other SaaS subscriptions of $1.5 million and a decline in our Featured Listings and WM Deal products of $1.7 million partially offset by increase in revenue from other WM Ad solutions of $0.4 million . For the three months ended September 30, 2023, our Featured Listings and WM Deal products, Weedmaps for Business and other SaaS subscriptions and other WM Ad solutions represented approximately 69%, 23% and 8% of our total revenues, respectively.
Cost of Revenues

	Three Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Cost of revenues	$3,015	$4,272	$(1,257)	(29)%
Percentage of net revenues	6%	8%
Cost of revenues was $3.0 million for the three months ended September 30, 2023 compared to $4.3 million for the same period in 2022. The decrease of $1.3 million was primarily related to a decrease of $1.0 million for cost of revenues associated with WM CRM and WM AdSuite both of which we expect to sunset in December 2023 and a decrease of $0.3 million in server costs.
Sales and Marketing Expenses

	Three Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$11,544	$17,882	$(6,338)	(35)%
Percentage of net revenues	24%	35%
Sales and marketing expenses decreased by $6.3 million, or 35%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in personnel-related costs of $6.3 million and a decrease in outside services of $1.2 million, partially offset by an increase in website advertising expense of $1.0 million, an increase in branding and advertising expense of $0.2 million. The decrease in personnel-related costs was primarily due to decreased headcount, including decreases in salaries and wages of $3.7 million, bonus and commission expense of $1.9 million and stock-based compensation expense of $0.4 million.
Product Development Expenses

	Three Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Product development expenses	$7,748	$11,988	$(4,240)	(35)%
Percentage of net revenues	16%	24%

Product development expenses decreased by $4.2 million, or 35%, for the three months ended September 30, 2023 compared to the same period in 2022. This decrease was primarily due to a decrease in personnel-related costs of $3.7 million and a decrease in outside services of $0.6 million. The decrease in personnel-related costs was primarily due to decreased headcount, including decreases in salaries and wages of $2.5 million, bonus expense of $1.0 million, and stock-based compensation expense of $0.1 million.
General and Administrative Expenses

	Three Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
General and administrative expenses	$19,189	$33,490	$(14,301)	(43)%
Percentage of net revenues	40%	66%
General and administrative expenses decreased by $14.3 million, or 43%, for the three months ended September 30, 2023 compared to the same period in 2022. This decrease was primarily due to a decrease in provision for doubtful accounts of $8.9 million, a decrease in personnel-related costs of $1.9 million, a decrease in professional services and board fees of $1.3 million, a decrease in impairment loss of $0.8 million a decrease in insurance expense of $0.7 million, a decrease in software expense of $0.4 million, a decrease in donation expense of $0.2 million and a decrease in rent expense of $0.1 million. The decrease in personnel-related costs was primarily due to decreased headcount, including decreases in salaries and wages of $1.5 million, severance expense of $1.3 million and employee benefits expense of $0.3 million, partially offset by increases in bonus expense of $0.2 million and stock-based compensation expense of $1.1 million.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$11,777	$2,513	$9,264	369%
Percentage of net revenues	25%	5%
Depreciation and amortization expenses increased $9.3 million, or 369%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to an impairment loss of $8.4 million related to impairment of intangible assets and property and equipment associated with the decision to sunset certain product offerings, an increase in capitalized software amortization of $1.0 million, partially offset by a decrease in depreciation and amortization on other assets of $0.3 million.
Other Income (Expense), net

	Three Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$(460)	$6,590	$(7,050)	(107)%
Change in tax receivable agreement liability	(69)	—	(69)	N/M
Other income (expense)	3,565	(50)	3,615	7230%
Other income (expense), net	$3,036	$6,540	$(3,504)	(54)%
Percentage of net revenues	6%	13%
________________________________
N/M - Not meaningful
Other income (expense), net decreased by $3.5 million during the three months ended September 30, 2023 compared to the same period in 2022. Other income (expense), net was primarily impacted by comparatively unfavorable changes in fair value of warrant liability of $7.1 million. and an increase in change in tax receivable agreement liability of $0.1 million, partially offset by other income of $3.6 million primarily due to a non-cash gain recorded in September 2023 of $3.7 million associated with the discharge of a holdback obligation related to a prior acquisition.

Benefit from Income Taxes

	Three Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Benefit from income taxes	$—	$(2,641)	$2,641	N/M
Percentage of net revenues	—%	(5)%
________________________________
N/M – Not meaningful
Benefit from income taxes decreased by $2.6 million for the three months ended September 30, 2023 compared to the same period in 2022. For the three months ended September 30, 2023, we recorded zero income tax provision due to the impact of the full valuation allowance on our net deferred assets. For the three months ended September 30, 2022, we recorded an income tax benefit of $2.6 million. The income tax benefit was as a result of the tax benefit of our pro rata share of losses and tax credits flowing through from WMH LLC. See Note 2 to our condensed consolidated financial statements included herein.
Comparison of Nine Months Ended September 30, 2023 and 2022
Net Revenues

	Nine Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Net revenues	$146,584	$166,246	$(19,662)	(12)%
Total net revenues decreased by $19.7 million, or 12%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was driven by a decrease in average monthly revenue per paying client primarily as a result of a decrease in revenue from our Featured Listings and Deal products of $14.9 million, a decrease in our Weedmaps for Business and other SaaS subscriptions of $4.2 million and a decrease in our other WM Ad solutions of $0.5 million. For the nine months ended September 30, 2023, our Featured Listings and WM Deal products, Weedmaps for Business and other SaaS subscriptions, and other WM Ad solutions represented approximately 70%, 23% and 7% of our total revenues, respectively.
Cost of Revenues

	Nine Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Cost of revenues	$9,748	$11,870	$(2,122)	(18)%
Percentage of net revenues	7%	7%
Cost of revenues decreased by $2.1 million, or 18%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily related to a decrease of $2.6 million for cost of revenue associated with WM CRM and WM AdSuite, offset by an increase of $0.6 million in server costs.
Sales and Marketing Expenses

	Nine Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Sales and marketing expenses	$36,171	$61,887	$(25,716)	(42)%
Percentage of net revenues	25%	37%

Sales and marketing expenses decreased by $25.7 million, or 42%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in personnel-related costs of $16.9 million, a decrease in outside services of $3.9 million, a decrease in website advertising expense of $3.0 million, a decrease in event expense of $1.0 million, a decrease in print and products expense of $0.5 million, a decrease in travel and entertainment of $0.4 million and a decrease in branding and advertising expense of $0.1 million. The decrease in personnel-related costs was primarily due to decreased headcount, including a decrease in salaries and wages of $9.0 million, a decrease in bonus expense of $4.6 million, a decrease in stock-based compensation of $2.6 million and a decrease in payroll taxes of $0.6 million.
Product Development Expenses

	Nine Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Product development expenses	$27,882	$38,341	$(10,459)	(27)%
Percentage of net revenues	19%	23%
Product development expenses decreased by $10.5 million, or 27%, for the nine months ended September 30, 2023 compared to the same period in 2022. This decrease was due to a decrease in personnel-related costs of $8.0 million and a decrease in outside services expense of $2.4 million. The decrease in personnel-related costs was primarily due to decreased headcount, including a decrease in salaries and wages of $4.7 million, a decrease in bonus expense of $2.1 million and a decrease in stock-based compensation expense of $0.8 million.
General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
General and administrative expenses	$60,897	$92,155	$(31,258)	(34)%
Percentage of net revenues	42%	55%
General and administrative expenses decreased by $31.3 million, or 34%, for the nine months ended September 30, 2023 compared to the same period in 2022. This decrease was primarily due to a decrease in personnel-related costs of $9.7 million, a decrease in provision for doubtful accounts of $10 million, a decrease in insurance expense of $4.4 million, a decrease in software expense of $1.5 million, a decrease in outside services of $0.7 million, a decrease in professional services of $2.5 million, a decrease in impairment loss of $1.3 million, a decrease in donation expense of $0.3 million, a decrease in facilities expense of $0.4 million and a decrease in rent expense of $0.5 million. The decrease in personnel-related costs was primarily due to decreased headcount, including a decrease in salaries and wages of $4.2 million, a decrease in bonus expense of $0.6 million, a decrease in employee benefits expense of $1.0 million and a decrease in stock-based compensation expense of $3.4 million and a decrease in severance costs of $0.1 million.
Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Depreciation and amortization expenses	$17,799	$8,916	$8,883	100%
Percentage of net revenues	12%	5%
Depreciation and amortization expenses increased $8.9 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due an impairment loss of $8.4 million related to impairment of intangible assets and property and equipment associated with the decision to sunset certain product offerings and an increase in capitalized software amortization of $1.5 million partially offset by a decrease in depreciation and amortization on other assets of $1.2 million.

Other Income (Expense), net

	Nine Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$(780)	$20,605	(21,385)	(104)%
Change in tax receivable agreement liability	(689)	—	(689)	N/M
Other income (expense)	2,884	(1,230)	4,114	(334)%
Other income (expense), net	$1,415	$19,375	$(17,960)	(93)%
Percentage of net revenues	1%	12%
________________________________
N/M – Not meaningful
Other income (expense), net decreased by $18.0 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in other income (expense), net was primarily due to comparatively unfavorable changes in fair value of warrant liability of $21.4 million and an increase in change in tax receivable agreement liability of $0.7 million partially offset by other income of $4.1 million primary due a non-cash gain recorded in September 2023 of $3.7 million associated with the discharge of a holdback obligation related to a prior acquisition.
Benefit from Income Taxes

	Nine Months Ended September 30,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Benefit from income taxes	$—	$(5,699)	$5,699	N/M
Percentage of net revenues	—%	(3)%
________________________________
N/M - Not meaningful
Benefit from income taxes decreased by $5.7 million for the nine months ended September 30, 2023 compared to the same period in 2022. For the nine months ended September 30, 2023, we recorded zero income tax provision due to the impact of the full valuation allowance on our net deferred assets. For the nine months ended September 30, 2022, we recorded an income tax benefit of $5.7 million resulting from the tax benefit of our pro rata share of losses and tax credits flowing through from WMH LLC. See Note 2 to our condensed consolidated financial statements included herein.
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
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Cash	$27,721	$28,583
Accounts receivable, net	12,314	17,438
Working capital	15,841	8,660

As of September 30, 2023 and December 31, 2022, we had cash of $27.7 million and $28.6 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our liquidity requirements from cash and working capital on hand at September 30, 2023, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$12,410	$(10,466)
Net cash used in investing activities	$(8,870)	$(14,848)
Net cash used in financing activities	$(4,402)	$(8,293)
Net Cash Provided by (Used In) Operating Activities
Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, change in TRA liability, stock-based compensation, deferred taxes, impairment loss, provision for doubtful accounts and the effect of changes in working capital.
Net cash provided by operating activities for the nine months ended September 30, 2023 was $12.4 million, which resulted from a net loss of $4.5 million, together with net cash outflows of $13.9 million from changes in operating assets and liabilities, and non-cash items of $30.8 million, consisting of depreciation and amortization of $17.8 million, fair value of warrant liability of $0.8 million, stock-based compensation of $10.4 million, provision for doubtful accounts of $4.9 million, gain from the discharge of a holdback obligation related to a prior acquisition of $3.7 million and change in tax receivable agreement of $0.7 million. Net cash outflows from changes in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $16.4 million, which includes a payout of $8.5 million during the three months ended June 30, 2023 related to certain employment agreements entered into in connection with a prior acquisition, and a decrease in accounts receivable of $0.3 million, partially offset by a decrease in prepaid expenses and other current assets of $2.4 million, and a decrease in deferred revenue of $0.2 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash used by operating activities for the nine months ended September 30, 2022 was $10.5 million, which resulted from net loss of $21.8 million, together with net cash outflows of $4.7 million from changes in operating assets and liabilities, and non-cash items of $16.0 million, consisting of depreciation and amortization of $8.9 million, fair value of warrant liability of $20.6 million, stock-based compensation of $17.3 million, deferred income taxes of $5.7 million, provision for doubtful accounts of $14.9 million and impairment loss on right-of-use asset $1.3 million. Net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivables of $13.1 million and a decrease in deferred revenue of $1.5 million, partially offset by a decrease in prepaid expenses and other current assets of $5.2 million and an increase in accounts payables and accrued expenses of $5.0 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.

Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $8.9 million for the purchases of property and equipment, including certain capitalized software development costs.
Net cash used in investing activities for the nine months ended September 30, 2022 was $14.8 million, which resulted from $13.1 million cash paid for purchases of property and equipment, including certain capitalized software development cost, $0.7 million net cash paid for an acquisition and $1.0 million cash paid for an acquisition holdback.
Net Cash Used in Financing Activities
Net cash outflows from financing activities for the nine months ended September 30, 2023 was $4.4 million, including the repayment of insurance premium financing of $1.5 million and distributions of $3.2 million to the holders of WMH LLC’s Class A Units and Class P Units other than the Company, partially offset by $0.3 million cash inflow from note repayment proceeds.
Net cash outflows from financing activities for nine months ended September 30, 2022 was $8.3 million, which primarily consists of repayments of insurance premium financing of $5.8 million and distribution of $2.4 million to the holders of WMH LLC’s Class A Units and Class P Units other than the Company.
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
Revenue Recognition
We recognize revenue when the fundamental criteria for revenue recognition are met. We recognize revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. We exclude sales taxes and other similar taxes from the measurement of the transaction price. For clients that pay in advance for listing and other services, we record deferred revenue and recognizes revenue over the applicable subscription term.
Our revenues are derived primarily from monthly subscriptions to Weedmaps for Business and other SaaS solutions, featured and deal listings and other WM Ad solutions. Our Weedmaps for Business subscriptions and other SaaS solutions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured and deal listings and other WM Ad solutions are offered as add-on products to the Weedmaps for Business and other SaaS solution subscriptions. Featured and deal listings provide customers with premium placement ad solutions and discount and promotion pricing tools. Other WM Ad solutions includes banner ads and promotion tiles on our marketplace ad as well as other advertising products on and off the Weedmaps marketplace. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. We rarely need to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, We recognize revenue in proportion to the standalone selling prices of the underlying services at contract inception. The determination of the performance obligations and the timing of satisfaction of such obligations either over time or at a point-in-time requires us to make significant judgment and estimates.
Revenue for service contracts that we assess are not probable of collection is not recognized until the contract is completed and payment is received. Collectability is reassessed when there is a significant change in facts or circumstances. The assessment of collectability considers whether we may limit its exposure to credit risk through its right to stop transferring additional service in the event the customer is delinquent. See Note 3 to our condensed consolidated financial statements included herein.

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
In connection with the Business Combination, we entered into a TRA with continuing members that provides for a payment to the continuing members of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH Units. In connection with such potential future tax benefits resulting from the Business Combination, we have established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. Our calculation of the TRA asset and liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. As of September 30, 2023, TRA liability was $1.2 million, of which $0.4 million is expected to be paid in 2023.
Based on the weight of all available evidence, both positive and negative, we determined during the three months ended December 31, 2022 that a full valuation allowance was required against our net deferred tax assets. See Note 2 to our condensed consolidated financial statements included herein.
Stock-based Compensation
We measure fair value of employee stock-based compensation awards on the date of grant and allocate the related expense over the requisite service period. The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) is equal to the market price of our Class A common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. When awards include a performance condition that impacts the vesting of the award, we record compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. Forfeitures of stock-based awards are recognized as they occur. For the three months ended September 30, 2023 and 2022, we recognized stock-based compensation expense of $2.3 million and $1.6 million, respectively, and for the nine months ended September 30, 2023 and 2022, we recognized stock-based compensation expense of $10.4 million and $17.3 million, respectively. See Note 11 to our condensed consolidated financial statements included herein.
Capitalized Software Development Costs
We capitalize certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. In accordance with authoritative guidance, we began to capitalize these costs when preliminary development efforts were successfully completed, management had authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The accounting for website and internal-use software costs requires us to make significant judgment, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the three months ended September 30, 2023 and 2022, we capitalized software development costs of $4.3 million and $3.6 million, respectively, and for the nine months ended September 30, 2023 and 2022, we capitalized software development costs of $9.4 million and $12.2 million, respectively.
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
We calculate the expected credit losses on a pool basis for trade receivables that have similar risk characteristics. For trade receivables that do not share similar risk characteristics, the allowance for doubtful accounts is calculated on an individual basis. Risk characteristics relevant to our accounts receivable include balance of customer account and aging status. The allowance for doubtful accounts were $9.2 million and $12.2 million as of September 30, 2023 and December 31, 2022, respectively. See Note 2 to our condensed consolidated financial statements included herein.
Goodwill, Intangible and Other Long-Lived Assets
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
Fair Value Measurements
In connection with the Business Combination, we assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants. As of September 30, 2023, 12,499,973 of the Public Warrants and all of the Private Placement Warrants remained outstanding. The warrants are measured at fair value under ASC 820 - Fair Value Measurements. The fair value of the Public Warrants is classified as Level 1 financial instruments and is based on the publicly listed trading price of our Public Warrants. The fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact our results of operations in future periods. As of September 30, 2023 and December 31, 2022, warrant liability was $2.9 million and $2.1 million, respectively. See Note 5 to our condensed consolidated financial statements included herein.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Executive Chair and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Executive Chair and former Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, and in light of the material weakness in internal controls described below, our Executive Chair and Interim Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting.

Material Weaknesses
As previously disclosed in our management’s report on internal control over financial reporting within our Annual Report on Form 10-K for the year ended December 31, 2022, we identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology systems that support our financial reporting processes. As a result, our business process automated and manual controls that were dependent on the affected ITGCs were ineffective because they could have been adversely impacted. These control deficiencies were a result of: IT controls lacked sufficient segregation of duties as developers were granted administrative rights; certain users including developers had accessed other users’ accounts; and our controls over logging and monitoring of system configuration and data changes made by these users were not effectively designed to detect erroneous or unauthorized changes. The material weakness did not result in any identified misstatements in our financial statements.
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
Changes in Internal Control Over Financial Reporting
Other than the significant changes associated with the material weaknesses and corresponding remediation procedures as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As previously disclosed, in the second quarter of 2022, our board of directors received an internal complaint regarding the calculation, definition and reporting of our monthly active users (“MAUs”) metric. In response, the board of directors formed a special committee (the “Special Committee”) of independent directors to conduct an internal investigation with the assistance of outside counsel. As a result of the findings of that internal investigation, we provided certain additional information regarding the growth and nature of our previously-reported MAUs in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022. This investigation found no impact on our financial results under GAAP or the reporting or disclosure of any currently disclosed non-GAAP financial metric. As also previously reported, in the third quarter of 2022, we determined not to report MAUs going forward. In August 2022, our board of directors determined to voluntarily report the internal complaint and subsequent internal investigation to the SEC. Since that date, we have received two subpoenas from the SEC’s Division of Enforcement requesting additional information and documents. In addition, the SEC issued subpoenas to several of our current and former employees seeking their testimony, and their testimony occurred in July and August of 2023. We have been fully cooperating with the SEC’s investigation. Such investigations are inherently uncertain and their results cannot be predicted with certainty, but could result in penalties or other sanctions against the Company, as well as negative publicity and reputational harm. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors.
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
Item 1A.    Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”) and of Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (our “Prior 10-Q”) when making investment decisions regarding our securities. We do not believe that there have been any material changes to the risk factors disclosed in our 2022 Form 10-K and Prior 10-Q.
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
10.1#
Executive Services Agreement, dated July 16, 2023, by and between SeatonHill Partners, L.P. and WM Technology, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by WM Technology, Inc. on July 20, 2023).

10.2#
Employment Agreement, dated August 15, 2023, by and between the Company and Douglas Francis (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2023).

10.3#	Retention Agreement, effective October 2, 2023, by and between the Company and Duncan Grazier (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on October 6, 2023).
10.4#	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on October 6, 2023).
10.5#	Separation and Release Agreement, by and between Randa McMinn and WM Technology, Inc, dated October 18, 2023.
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

WM TECHNOLOGY, INC.

Date:	November 8, 2023	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Executive Chair
(Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Mary Hoitt
			Name:	Mary Hoitt
			Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)