Form 10-K
period 2023-12-31
WM TECHNOLOGY, INC.
filed 2024-05-24
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $69.4 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of May 13, 2024, there were 95,051,735 shares of the registrant’s Class A common stock outstanding and 55,486,361 shares of Class V common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

WM TECHNOLOGY, INC.

EXPLANATORY NOTE
Restatement Background
As described in the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”), on May 24, 2024, WM Technology, Inc. (the “Company”, “we” or “us”) discovered that in 2023, it had an inadequate policy associated with its revenue recognition related to the cash collection of a certain subset of its customers that had been placed on a cash basis. The Company determined that it improperly recognized revenue related to satisfied performance obligations and should have instead recognized a credit loss recovery related to these cash receipts. As a result of these errors, management and the audit committee of our board of directors (“Audit Committee”) concluded that our previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023 were materially misstated. Accordingly, our unaudited condensed consolidated financial statements for the foregoing periods require restatement and should no longer be relied upon.
Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K provides restated unaudited financial information as of and for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023, including the impact on the specific accounts. The financial information included in Note 2 supersedes the financial information that has been previously filed or otherwise reported as of and for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023 in our Quarterly Reports on Form 10-Q filed with the SEC on May 9, 2023, August 9, 2023 and November 8, 2023, respectively. We have not filed, and do not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q. We will effect the restatements to our 2023 unaudited condensed consolidated quarterly financial statements in our future filings of Quarterly Reports on Form 10-Q in 2024. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Annual Report on Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
Internal Control Considerations
In the course of preparing the Company’s annual financial statements for 2023, management determined that the material weakness related to the design and maintenance of effective process-level controls related to the order-to-cash cycle resulted in the misapplication of the Company’s revenue recognition policies related to the cash collection of a certain subset of its customers that had been placed on a cash basis and, in turn, the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023. For a discussion of management’s considerations of our disclosure controls and procedures, internal control over financial reporting, and material weaknesses identified, refer to Part II, Item 9A included elsewhere in this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
•the impact of material weaknesses in our internal controls and our ability to remediate any such material weakness on the timing we anticipate, or at all;
•the impact of the restatement on our reputation and investor confidence in us and the increased possibility of legal proceedings and regulatory inquiries;
•the outcome of any known and unknown litigation and regulatory proceedings;
•changes in domestic and foreign business, market, financial, political and legal conditions;
•the effect of macroeconomic conditions, including but not limited to inflation, uncertain credit and global financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures; geopolitical events, including the military conflicts between Russia and Ukraine and Israel and Hamas; and the occurrence of a catastrophic event, including but not limited to severe weather, war, or terrorist attack;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe,” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

RISK FACTOR SUMMARY
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” as well as elsewhere in this Annual Report on Form 10-K and our other filings with the SEC. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under the section titled “Risk Factors” as part of your evaluation of an investment in our securities:
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
•We generally do not, and cannot, ensure that our clients will conduct their business activities in a manner compliant with such regulations and requirements, despite providing features to help support our clients’ compliance with the complex, disparate and constantly evolving regulations and other legal requirements applicable to the cannabis industry. As a result, federal, state, provincial or local government authorities may seek to bring criminal, administrative or regulatory enforcement actions against our clients, which could have a material adverse effect on our business, operating results or financial conditions, or could force us to cease operations.
•Our business is dependent on U.S. state laws and regulations.
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
•If we fail to manage our employee operations and organization effectively, our brand, business and operating results could be harmed.
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
•We are dependent on our banking relations, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry.
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
•We have identified a material weaknesses in our internal control over financial reporting as of December 31, 2023. If we are unable to remediate these material weaknesses or to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
•The restatement of our prior quarterly financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.
•The trading price of our Class A Common Stock and certain of our Public Warrants have been, and may continue to be, volatile, and the value of our Class A Common Stock and such Warrants may decline.

PART I
ITEM 1.    BUSINESS
Our Company
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the legalized cannabis markets in states and territories of the United States. Our comprehensive business-to-consumer and business-to-business suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
WM Technology, Inc. was initially incorporated in the Cayman Islands on June 7, 2019 under the name “Silver Spike Acquisition Corp” (“Silver Spike”). Silver Spike was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 16, 2021 (the “Closing Date”), Silver Spike consummated the business combination (the “Business Combination”), pursuant to that certain Agreement and Plan of Merger, dated December 10, 2020, by and among Silver Spike, Silver Spike Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Silver Spike Acquisition Corp., WM Holding Company, LLC, a Delaware limited liability company (when referred to in its pre-Business Combination capacity, “Legacy WMH” and following the Business Combination, “WMH LLC”), and Ghost Media Group, LLC, a Nevada limited liability company. On the Closing Date, and in connection with the closing of the Business Combination, Silver Spike was domesticated and continues as a Delaware corporation, and changed its name to WM Technology, Inc.
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace provides cannabis consumers with information regarding cannabis retailers and brands. In addition, the Weedmaps marketplace aggregates data from a variety of sources, including retailer point-of-sale (“POS”) solutions, to provide consumers with the ability to browse by strain, price, cannabinoids and other information regarding locally available cannabis products, through our website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers (retailers complete orders and process payments outside of the Weedmaps marketplace as Weedmaps serves only as a portal, passing a consumer’s inquiry to the dispensary). The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. We believe the size, loyalty and engagement of our user base and the frequency of consumption of cannabis by our user base makes the Weedmaps marketplace highly valuable to our clients.
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
•Help improve the customer experience by creating online browsing and ordering functionality on a brand or retailer (including delivery) operator’s website.
•Foster customer loyalty and re-engage with segments of consumers.
•Leverage the Weedmaps for Business products in conjunction with any other preferred software solutions via integrations and application programming interfaces (“APIs”).
•Make informed marketing and merchandising decisions using performance analytics and consumer and brand insights to promote products to specific consumer groups.
We offer this functionality through a packaged software solution that includes (based on availability within any given market and state-level regulations) (i) a listing page with product menu on weedmaps.com, our iOS Weedmaps mobile application and our Android Weedmaps mobile application, which allows clients to disclose their license information, hours of operation, contact information, discount policies and other information that may be required under applicable state law, (ii) the ability to reserve products for pickup by consumers or delivery to consumers (either through weedmaps.com, on a white labeled WM Store website or third-party websites through our orders and menu embed product), (iii) customizable menus for brands, retailers and delivery operators to embed on their website, (iv) access to our APIs, including real-time connectivity between Weedmaps for Business to a POS to streamline workflows and promote compliance through accuracy and (v) analytics dashboards. We also offer add-on and a la carte products and services for additional fees, as discussed below.

The state-legal cannabis industry in the United States has grown consistently in recent years and was estimated to be between approximately $27-$28 billion in 2023, according to Wall Street analyst estimates, and is expected by some estimates to grow to $40 billion by 2027, assuming a continued pace of new state legalization, with 70%1 of U.S. adults since 2020 in support of having legal access to cannabis. Currently, thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam and the Northern Mariana have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely. Despite expectations of growth, the regulated cannabis market in the United States is still nascent and fragmented, with significant challenges facing both consumers seeking to understand cannabis and find the right products for them and businesses seeking to operate compliantly and to effectively reach and market to cannabis consumers. Within the U.S., cannabis users (defined as adults, aged 21 and older, who have consumed cannabis in the past year) represent less than 22% of the total U.S. adult, aged 21 and older, population today (and less than 16% for those that consumed in the past month)2. On the client side, as of December 31, 2023, there were approximately 11,900 retail licenses across the United States with medical and/or adult-use regulations in place, which is an effective retail density of approximately one retail license per 21,570 residents across these markets in the aggregate, based on data available from individual governmental cannabis license databases and the U.S. Census Bureau estimates for both licenses and population.
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
1 news.gallup.com - Grassroots Support for Legalizing Marijuana Hits Record 70%
2 Numbers of users aged 21 and older are from the 2022 National Survey on Drug Use and Health, number of adults in the United States aged 21 and older are from U.S. Census data

Our Product and Solution Ecosystem
Our solutions are designed to address the challenges facing cannabis consumers and businesses. The Weedmaps marketplace allows cannabis consumers to search for and browse cannabis products from retailers and brands, and ultimately reserve products from certain local retailers, in a manner similar to other technology platforms with breadth and depth of product, brand and retailer selection. With the development of Weedmaps for Business, we offer an end-to-end platform for licensed cannabis retailers to comply with state law. We sell a monthly subscription offering to retailer and brand clients as well as upsell and add-on offerings to licensed clients.
Our current Weedmaps for Business monthly subscription package includes:
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
•WM Store: Customizable order and menus embed which allows retailers and brands to import their Weedmaps listing menu or product reservation functionality to their own white-labeled WM Store website or separately owned website. WM Store facilitates customer pickup or delivery orders and enables retailers to reach more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website.
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
In December 2023, we completed the sunset of WM AdSuite, WM CRM and WM Screens product offerings as we continue to focus our efforts on other Weedmaps for Business products that support the Weedmaps marketplace and improve the eCommerce experience for our clients and users.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of December 31, 2023, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue. Substantially all of our revenue was generated in the United States.
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
While the cannabis industry is still in the early innings of what could be decades of growth, we have established a leading position and a recognized brand given our 15-year operating history. Over the coming years, we plan to continue expanding our solutions and service offerings.
Challenges in Our End-Markets
Despite cannabis being a large and growing sector in the United States, we believe that cannabis is unlike many other consumer goods and retail categories for a number of reasons:
•Cannabis as a regulated industry is still in a nascent stage of development.

•Cannabis users (defined as adults, aged 21 and older, who have consumed cannabis in the past year) represent less than 22% of the total U.S. adult, aged 21 and older, population today3 (and less than 16% for those that consumed in the past month)3 without a “typical” user profile4.
•Regulations governing cannabis are complex and vary state-by-state and by city and county within states.
•Cannabis has wide variance in characteristics that make it complex for consumers to make an informed purchase decision.
•Cannabis is a perishable good with a lack of product homogeneity.
•Brands are only in the early stages of establishing a consumer presence.
•Competition with the illicit market is still an issue, particularly in states like California.
•The industry has experienced periods of price deflation, including over the past two years, impacting the financial performance of businesses across the value chain.
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
Our Competitive Strengths
Since our founding in 2008, we have grown to become a leading provider of technology solutions to the cannabis industry by leveraging our competitive strengths, including:
•Long History as a Technology Leader Serving the Cannabis Industry. Founded in 2008, we have a long history and established relationships with cannabis businesses and consumers across the United States. This long history has given us several competitive advantages, such as scale, attractive operating margins and local insights into emerging consumer and business trends across many markets. Our policy expertise allows us to anticipate and react quickly to changes in cannabis regulations and informs all aspects of our business, including our product ideation, development and go-to-market strategies.
•Largest Two-Sided Platform for Cannabis Businesses and Consumers. With $188.0 million in revenue and 5,419 average monthly paying clients for the year ended December 31, 2023, we believe we are the largest two-sided platform for cannabis businesses and consumers in the United States. As we increase the number of users on our platform, we generate more engagements and can more easily persuade our business clients to consolidate their service providers by switching to our value-priced Weedmaps for Business bundled solution. As we continue to increase the number of businesses on our marketplace, we in turn become a more compelling platform for users. As more businesses and users join the platform, we gain a richer trove of industry data to perform market research and assist in product development and improvement. The result is a self-reinforcing, mutually beneficial, two-sided network effect, which we believe is difficult to replicate.
•A Fully-Integrated Business-in-a-Box SaaS Solution Specific to the Cannabis Industry. We believe our Weedmaps for Business is the industry’s only comprehensive business-in-a-box solution and incorporates embedded compliance functionality so that our clients comply with state law through integrated software solutions ranging from live menus, logistics and fulfillment, POS integrations, inventory management and data and analytics. We also believe we are the only platform servicing cannabis that combines both a scaled marketplace and software - most other technology providers offer software solutions without the marketplace or a marketplace without software. We also believe we offer the most comprehensive software platform that allows cannabis retailers to reach their target audience, quickly and cost effectively, addressing a wide range of needs. Our platform features self-service administrative functionality that enables clients to manage their listings page, including adding images, adjusting their menus, editing product information and responding to reviews as well as analyzing traffic trends.
•Unique and Growing Data Asset. As a result our established presence, scale and the breadth of product offerings that provide us with a high volume of retail-level information and user insights, we have a growing and unique first-party data asset. Currently, the cannabis industry has few reliable sources of fulsome datasets. Our data gives us insights on local market trends and the shape of the consumer journey from exploration and discovery to point of direct interaction with retailers across multiple retailers, brands and products. As our network of clients and consumers continues to grow, our data set will become deeper and richer, increasing its value and our potential monetization opportunities.
•Ability to Innovate Rapidly and Launch New Products Efficiently at Scale. We have an agile product innovation and deployment process. Our sales team frequently engages with our paid clients about the products they use, as well as
3 Numbers of users 21 and above are from the 2022 National Survey on Drug Use and Health, number of 21 and above adults in the United States are from U.S. Census data
4 Per 2022 National Survey of Drug Use and Health and U.S. Census data their business objectives and performance. We constantly strive to generate product ideas through this deep engagement with our clients, as well as empirical research. During the initial development phases, we test a proposed offering with relevant areas of our business such as sales, compliance, legal, marketing and technology, and use the resulting cross-functional input to develop a clear business rationale and explicit articulation of the goals, client problems that need to be solved, compliance features that need to be incorporated, and potential product-market fit prior to the investment of developer time and company resources. We leverage reusable microservices architecture and modular technology that can be redeployed across multiple new offerings for quicker development cycles. This streamlined approach yields smaller initiatives requiring less investment, enabling us to deliver cost-effective product innovation at a rapid pace.
•Capital-Efficient Business Model with Historical Track Record of Positive Cash Flows. We operate a cloud-based platform, and unlike other cannabis-related businesses, we require minimal physical footprint and are not directly exposed to fluctuations in product input costs. We do not require real estate or other significant capital outlays to enter new markets. Our offerings can be efficiently customized to new markets to facilitate expansion, which provides significant flexibility to scale and enter new markets with minimal investment. The capital-efficiency of our business model is evidenced by our historical robust margin profile and, prior to 2022, our track record of positive Adjusted EBITDA and cash flows from operating activities,
•Operationally-Focused Management Team with Deep Experience. Our executive leadership team has extensive and relevant professional experience spanning the technology, consumer, retail, legal and financial services industries, with a track record of operational execution and driving growth. Our Executive Chair and Principal Executive Officer, Douglas Francis is a co-founder of WM Technology and, prior to 2019, had served as its Chief Executive Officer. We believe our deep knowledge of our end-markets and broad-based operational expertise spanning several industry sectors provides a key competitive advantage in executing against our growth strategy.
Our Growth Strategy
As a leading marketplace and software platform, our goal is not only to grow our market share but to grow the entire market by promoting wider access to licensed cannabis, educating consumers on how to shop for cannabis and providing licensed operators with the tools they need to access users and grow their businesses. We believe we are well-positioned to capitalize on underlying growth across our end-markets by executing against our strategy as follows:
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
•Expand Our Existing Markets and Enter New Markets. We have a significant opportunity to grow our client base both within existing markets that are continuing to grow and new markets as they become open to regulated cannabis. We believe we are a nationally-recognized brand in the cannabis industry, and we are monetizing our platform in over 35 U.S. states and territories, as of December 31, 2023. Based on our internal research, we believe the minimum level of acceptable retail density to have a healthy and functioning licensed market is one licensed retailer per 10,000 residents. Many of the U.S. states where we operate today are still under-penetrated with low levels of licensed retail density. We believe that there are tremendous growth opportunities for us within our existing markets as retail licenses continue to be issued, and states move towards, and eventually beyond, the one retail license per 10,000 people ratio. As of December 31, 2023, there were approximately 11,900 existing retail and delivery licenses across the United States. Assuming no cap on the number of licenses issued or other restrictions on the number of licenses issued, if these same markets were to issue enough licenses to match a ratio of one retail license per 10,000 residents, approximately 22,000 new retail licenses would be issued. This may require continued liberalization of license restrictions across cities and counties within certain states where we do business today. In addition, we believe that legalization by additional states and eventually the U.S. government is inevitable. Assuming no other restrictions on the number of licenses issued, if the entire United States reached a minimum level of density of one retail license per 10,000 residents, the total universe of retail licenses would reach approximately 34,000, which is approximately 2.8 times the current count of retail licenses in the United States. If our assumptions and projections are correct, this represents a significant growth opportunity for us as every new retail license issued is an opportunity to onboard a new client onto our platform and increase their monthly spend as they leverage more of our services, solutions and upsell / add-on products.
•Expand Our Weedmaps for Business Solutions and Monetize Gross Merchandise Value (“GMV”) Consistent with Federal and State Laws. We intend to continue expanding our suite of valuable advertising and software solutions and the functionality of our Weedmaps for Business solutions through additional offerings of premium analytics and loyalty tools, among other solutions, which we intend to monetize through additional higher priced tiers within our subscription offering. We will continue to expand the availability of our POS integrations across additional states. We also are continuously improving the base-level functionality across our Weedmaps for Business solutions. We believe these initiatives will result in a more engaged client who utilizes more of our services across our platform and is more ripe for monetization opportunities over time. While we do not believe GMV is a driver of our revenue currently, GMV could represent significant monetization potential over time when and if U.S. federal regulations allow us to monetize our clients’ currently off-platform transaction activity through take-rates or payment fees.
•Pursue Strategic Acquisitions. We take a measured approach to acquisition-related growth. We intend to continue selectively pursuing opportunities to invest in and acquire technology offerings that either complement our existing products and services or allow us to accelerate our growth.
Competition
Our direct competitors for individual components or parts of our platform include cannabis-focused, technology companies like Leafly, Dutchie and Jane Technologies and a variety of cannabis-focused marketing and advertising technology solutions. In addition, for our retail listing pages, our platform may also compete with current or potential products and solutions offered by internet search engines and advertising networks like Google, Yelp, various other newspaper, television and media companies, as well as outdoor billboard advertising. We believe that the principal competitive factors in our market include the scale of our network, comprehensiveness of offerings, ease of adoption and use, ability to facilitate compliance with the complex, disparate regulations applicable to businesses operating in the cannabis industry and the breadth and trustworthiness of information available to consumers and brand. We believe we compete favorably based on these factors. On May 16, 2024, President Biden announced that the U.S. Attorney General initiated proceedings to transfer cannabis from Schedule I to Schedule III, through a Notice of Proposed Rulemaking ("NPRM") published on May 21, 2024 This decision is expected to have far reaching implications that are not yet fully understood. For example, rescheduling may increase competitors in this space if non-cannabis technology companies who have previously avoided the space now decide to enter the market.
For additional information about the risks to our business related to competition, see the section entitled “Risk Factors-Risks Related to our Business and Industry—We currently face intense competition in the market and we expect competition to further intensify as the cannabis industry continues to evolve.”
Sales and Marketing
Sales
Our sales team is primarily based out of our Irvine, California headquarters. Members of our sales team are knowledgeable about the products and add-ons that we offer and assist new and existing clients with our platform.
We generate many leads for new listing pages through the applicable state cannabis regulators’ lists of licensees. Other leads are created from inbound requests by applicants for cannabis licenses to begin establishing their business’ presence on our platform pending an expected cannabis license.
Marketing
We believe the quality and strength of our platform is our most valuable marketing asset. Our marketing strategy, across both business-to-consumer and business-to-business commerce, consists of user acquisition, brand marketing, communications and field marketing.
Our key marketing efforts consist of driving awareness of the marketplace, new user acquisition, and increasing platform engagement with existing users. To drive awareness, we apply a range of strategies from broad integrated marketing campaigns, such as our work each year on April 20th (“420”), to local, on-the ground events in partnership with brands and retailers like Jack in the Box. While many traditional paid channels are still not available to cannabis industry brands (Google search and some social platforms for example) we have an evolving playbook of tactics to acquire new users that includes a combination of targeted out-of-home, programmatic display, and affiliate marketing campaigns. We augment our paid efforts with social media and SEO tactics to drive organic traffic. To engage and retain existing users, we apply lifecycle tactics, leveraging our first party data to personalize touch points based on user interests.
In 2023, our marketing function continued to focus on ways to drive greater adoption of our platform through new and innovative tactics such as in-app promotions and shopping tools, and self-help chat bots. Given the strength of our brand, we have continued to see strength in the performance of our marketing tactics in what can be a crowded market, easing the acquisition or upsell process for our sales team.
Social Impact

To support the growth of an inclusive cannabis industry, we participate in policy panels and organize educational sessions to educate attendees about the importance of social equity programs and other policy initiatives that are designed to ensure the ability of people of color and those impacted by the war on drugs to participate in the legal cannabis markets that are opening (i.e. social equity licensing programs). We have drafted white papers and mock legislative provisions that were designed to support the enactment of social equity licensing programs and have advocated for state and local governments to enact social equity licensing programs. We have established a program, WM Teal, which stands for “Together for Equity Access and Legislation”, through which we provide free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs.
Product Development
Our product development efforts focus on adding new features and solutions to our platform, as well as increasing the functionality and enhancing the ease of use of our platform. While we expect product development costs to increase as we continue to increase the functionality of our platform, we expect the percentage of total revenues represented by such costs to remain unchanged.
Intellectual Property
Our intellectual property and proprietary rights are valuable assets that are important to our business. In our efforts to safeguard our intellectual property, including copyrights, trade secrets, trademarks, patents and other forms of intellectual property rights, we rely on a combination of federal, state, common law and international rights in the jurisdictions in which we operate.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names, taglines and logos in the United States, Canada, the European Union and other jurisdictions to the extent we determine they are appropriate and cost-effective.
As of December 31, 2023, we have been issued trademark registrations in the United States, Canada, Japan, the European Union, the United Kingdom, Mexico and Australia. We have also been issued an international trademark registration with designation in Australia and the European Union for “Weedmaps.”
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
Seasonality
The cannabis industry has certain industry holidays that in recent years have resulted in increased purchases by cannabis consumers. Such “holidays” include, but are not limited to 420, July 10th and the Wednesday before Thanksgiving (“Green Wednesday”). Likewise, our clients will typically increase spend heading into these events. We also typically invest in marketing spend around these holidays which can create some seasonality in our sales and market expenses from quarter to quarter. While seasonality has not had a significant impact on our results in the past, our clients may experience seasonality in their businesses which in turn can impact the revenue generated from them. Our business may become more seasonal in the future and historical patterns in our business may not be a reliable indicator of future performance.
People Operations and Human Capital Resources
As of December 31, 2023, we had 440 full-time employees and 19 temporary employees, including 196 in engineering, product and design, 181 in sales and marketing and 82 in general and administrative. Of these employees, 450 are located in the United States and 9 are located in Canada.
We believe that being able to attract and retain top talent is both a strategic advantage for us and necessary to realize our mission of powering a transparent and inclusive global cannabis economy. Our position as a leading technology provider to the cannabis industry helps us attract high caliber candidates who are technically skilled and passionate about our mission and products. We devote substantial resources to this task. Our dedicated, best-in-class Talent Acquisition team is focused on finding and attracting diverse and capable talent, and our People & Workplace team is focused on making us a world class employer of choice for that talent once they get here. None of our employees are represented by a labor union or covered by collective bargaining agreements and we have not experienced any work stoppages.
Government Regulation
Numerous countries and territories have moved in recent years to regulate and tax cannabis, particularly medical cannabis. Most of these jurisdictions present complex regulatory regimes that require licensed operators to comply with substantial reporting, testing, packaging, distribution and security requirements.
United States and Territories
Notwithstanding the trend toward further state legalization, the U.S. government continues to categorize cannabis as a prohibited controlled substance, and accordingly the cultivation, processing, distribution, sale, advertisement of sale and possession by our customers violate federal law, as discussed further in the sections entitled “Risk Factors—Risks Related to our Business and Industry.”
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
Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the Drug Enforcement Administration (“DEA”), from using appropriated funds to prevent states from implementing their medical-use cannabis laws. Federal courts have held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws.
Despite the Sessions Memo, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors, and has not since 2014. No reversal of that policy of prosecutorial discretion is expected under a Biden administration given his actions on cannabis to date, and the statements of Attorney General Merrick Garland on the subject, although prosecutions against state-legal entities cannot be ruled out entirely at this time. During his campaign, President Biden promised federal reform on cannabis, including decriminalization generally and has made history in several impactful ways. First, in 2022, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research -- bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. On August 29, 2023, HHS issued a letter to the DEA recommending that cannabis be reclassified as a Schedule III controlled substance under the CSA. On May 16, 2024, President Joe Biden announced that his administration is officially moving to reclassify cannabis from a Schedule I to a Schedule III controlled substance under the CSA. There will then be a 60-day public comment period before the rule is potentially finalized. If this move is confirmed, it would be a momentous change whose full implications are currently unknown. The DEA’s decision to reclassify cannabis would neither legalize nor likely eliminate current state cannabis program. If placed under Schedule III, cannabis will cannabis will remain a controlled substance and state-legal programs will continue to operate outside of federally legal channels in their distribution of the substance particularly because no state operator holds a DEA registration to possess or distribute cannabis. One notable impact for our clients is that rescheduling cannabis to Schedule III would remove the various tax-related hindrances tied to IRS code section 280E, and cannabis-related businesses (whether involved in medical or adult-use cannabis) would finally be able to take advantage of all applicable deductions and credits on their business taxes that other businesses enjoy. However, some fear that the DEA or FDA may impose additional requirements or begin to target enforcement on state cannabis programs. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.
U.S. Attorney General, Merrick Garland, is expected to not interfere with cannabis businesses operating in compliance with states’ laws. During his confirmation hearing before the U.S. Senate, Judge Garland testified that prosecuting state-legal cannabis companies would not be a “useful use of limited resources.” In April, 2022, Attorney General Garland reiterated that prosecuting the possession of cannabis is “not an efficient use” of federal resources, especially “given the ongoing opioid and methamphetamine epidemic[s]” facing the nation. On March 1, 2023, Attorney General Garland confirmed that his Department is continuing work on a new cannabis enforcement guidance, which he states would be “very close to what was done in the Cole memorandum.” Although any such guidance issued would not have the force of law, and could not be enforced by the courts, such a guidance would likely mean that the status quo of federal non-enforcement is likely to continue for the foreseeable future.
Members of the U.S. Congress from both parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it. In addition to broader reforms, this session has seen additional incremental reform bills that aim to increase research, cement medical cannabis patients’ rights, or facilitate state-legal cannabis. While the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive and legislative efforts to legalize cannabis or cannabis banking at the national level are likely to progress in 2024.
Some of our retail clients sell products with hemp-derived cannabinoids, including CBD. In December 2018, the U.S. government removed hemp and extracts of hemp from the CSA schedules through the Agriculture Improvement Act of 2018, Pub. L. 115-334 (the “2018 Farm Bill”). Accordingly, the production, sale and possession of hemp or extracts of hemp, including certain CBD products, no longer violate the CSA. The states have implemented a patchwork of different laws on hemp and its extracts. Additionally, the Food & Drug Administration (“FDA”) claims that the Food, Drugs & Cosmetics Act significantly limits the legality of certain hemp-derived CBD products. In January 2023, FDA affirmed that the agency will not compromise—or create new standards—in evaluating or permitting cannabis or cannabinoid compounds and products, and particularly cannabidiol (“CBD”), indicating that Congress must take action to end the stalemate between federal and state laws and the purgatory of FDA selective enforcement. While enforcement regarding hemp-derived products has generally been limited, changes in enforcement priorities or further federal regulations could negatively impact our clients that sell such products, which could adversely impact our business, operating results, financial condition, brand and reputation.
We have been neither a defendant in a criminal action nor the subject of a civil or regulatory enforcement proceeding, prosecuted by a U.S. governmental authority based on our provision of products and solutions to the cannabis industry. Furthermore, we believe that Section 230 provides immunity from civil and state criminal liability to internet service provider intermediaries in the United States, such as us, for content provided on their platforms that they did not create or develop. We do not create or develop the information that appears on our clients’ listing pages and other advertising placements, although our moderation teams may take down a client’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our website, such as WM News and WM Learn. All of these sections are general news and information, and none of these sections are advertisements for, or listing pages of, cannabis businesses. For additional information about Section 230, see the sections entitled “Business—Overview” and “Risk Factors—Risks Related to our Business and Industry.”
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
Rest of the World
Legalized cannabis is expanding in other parts of the world with countries adopting varying degrees of legalization or decriminalization. We do not yet regard these countries as viable marketplaces for our products, though we have ongoing tests of a small number of listings in several markets where listings are legally permissible.

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
Our revenue declined in 2023 compared with 2022 and remained relatively flat when compared with 2021. Our revenue may continue to decline due to a number of factors including, but not limited to, slowdowns in the pace of issuance of new licenses to cannabis retailers and brands, and the decline in the number of new major geographic markets in which the sale of cannabis is permitted and to which we have not already expanded. Accordingly, we may not be able to generate sufficient revenue to offset potential cost increases and our ability to achieve and sustain profitability may be impacted. Additionally, we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
•integrating any acquired companies into our operations; and
•general administration, including continued compliance with various regulations applicable to public companies and cannabis industry businesses and other work arising from the growth and maturity of our company.
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
We compete in a dynamic, innovative market, which we expect will continue to evolve rapidly. We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our clients and consumers and growing our two-sided marketplace by retaining our existing clients and consumers and adding new clients and consumers. This two-sided marketplace may grow more slowly than we expect or than it has grown in the past. As we have become larger through organic growth, the number of paying clients and monthly revenue per client have at times slowed or declined and may similarly slow or decline in the future, even if we continue to add clients and consumers on an absolute basis. Although we expect that our growth rates will continue to slow during certain periods as our business increases in size, if we fail to retain either our existing clients or consumers, the value of our two-sided marketplace will be diminished.
In addition, the costs associated with client and consumer retention are substantially lower than costs associated with the acquisition of new clients or consumers. We have incurred significant costs to attract clients and consumers to our platform and expect to incur significant additional costs to attract and retain clients and consumers for the foreseeable future. Because expenditures on our platform can represent a significant financial investment for our clients, our ability to retain clients depends in part on our ability to create and maintain high levels of client and consumer satisfaction, which we may not always be capable of providing, including for reasons outside of our control. Additionally, in order to retain our clients, we may be required to identify ways to help our clients convert consumers more effectively. Our clients generally do not have long-term obligations to purchase our products and solutions and generally may cancel their use of our products and solutions at any time without penalty. Thus, any decrease in client satisfaction or other change negatively affecting our ability to retain existing clients or consumers, even if such losses are offset by an increase in revenue resulting from the acquisition of new clients or consumers, could have rapid, concentrated and adverse effect on our business and operating results.
We may fail to offer the optimal pricing of our products and solutions.
We have limited experience in determining the optimal pricing of our products and solutions, and we have in the past changed and may in the future change our pricing model. We also have historically priced our add-on premium offerings in a bid-auction format. Our ability to continue growing depends on our ability to maintain and expand our client base. If our clients do not believe the incremental additional cost we are charging for Weedmaps for Business is justified by the additional components included in our software bundles or that our add-on offerings do not generate proper return on investment, such clients may decline to continue using our services, and our revenue and other financial results may be adversely impacted.
If we fail to expand effectively into new markets, our revenue and business will be adversely affected.
While a key part of our business strategy is to add clients and consumers in our existing geographic markets, we also intend to expand our operations into new markets if and as cannabis continues to be legalized. Any such expansion places us in competitive markets with which we may be unfamiliar, requires us to invest significant time and resources, including to analyze the potential applicability of new and complicated regulations regarding the usage, sale and marketing of cannabis in such markets, and involves various risks, including the possibility that returns on such investments will not be achieved for several years, if at all. As a result of new market expansions, we may incur losses or otherwise fail to enter new markets successfully. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our compliance efforts to cover those new markets. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these expenses. Our current and any future expansion plans will require significant resources and management attention.
Competition from the illicit cannabis market could impact our ability to succeed.
Our clients face competition from illegal market operators that are unlicensed and unregulated including illegal dispensaries and illicit market suppliers selling cannabis and cannabis-based products, particularly in states like California. Because these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our clients and our business, results of operations, as well as the perception of cannabis use. Furthermore, given the restrictions on regulated cannabis retail, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience. In particular, we rely on licensed cannabis businesses to drive the growth of our revenue and the use of our products, and the failure of the licensed cannabis markets to sufficiently overtake or eliminate the illegal market may have an adverse effect on our ability to grow our revenue, particularly if the slow pace of licensing allows the illegal market to gain a foothold, which may be more likely to occur in jurisdictions with an extended period of time between the authorization of consumer possession and the time at which licensed retailers become operational. In such jurisdictions, the timeline for licensed cannabis businesses overtaking the illegal market may be extended.
Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.
California represents one of the largest state legal cannabis markets in the United States, and approximately 52%, 56% and 61% of our revenue for the years ended December 31, 2023, 2022 and 2021, were generated in California. As new markets develop and our current markets expand, we anticipate that there will be a further reduction in the percentage of our revenue generated in California, but we do not know with any certainty when and to what degree, if ever, this would occur. Moreover, the cannabis market in California is rapidly evolving, and we expect our growth in California to continue as the cannabis industry continues to develop, which could further concentrate our client base. As a result, our business and results of operations are particularly susceptible to, and may be disproportionately impacted by, trends in the California cannabis market, as well as adverse economic, regulatory, political and other conditions in California.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we may be party to various claims and legal proceedings. For example, in August 2022, our board of directors determined to voluntarily report an internal complaint and subsequent internal investigation to the SEC. Since that date, we have received two subpoenas from the SEC’s Division of Enforcement requesting additional information and documents. In addition, the SEC issued subpoenas to several of our current and former employees seeking their testimony, and their testimony occurred in July and August of 2023. Such investigations and their results are inherently uncertain, but could give rise to penalties or other sanctions against us, as well as negative publicity and reputational harm. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. See Part I, Item 3. Legal Proceedings to this Form 10-K for more information.
Even when not merited, the defense of any lawsuits or legal proceedings, including potential securities litigation, is expensive and may divert management’s attention, and we may incur significant expenses in defending any lawsuits or legal proceedings. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. We evaluate all claims and proceedings to assess the likelihood of unfavorable outcomes and to estimate, if probable and estimable, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. In addition, any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
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
We generally do not, and cannot, ensure that our clients will conduct their business activities in a manner compliant with such regulations and requirements, despite providing features to help support our clients’ compliance with the complex, disparate and constantly evolving regulations and other legal requirements applicable to the cannabis industry. As a result, federal, state, provincial or local government authorities may seek to bring criminal, administrative or regulatory enforcement actions against our clients, which could have a material adverse effect on our business, operating results or financial conditions, or could force us to cease operations.
We generally do not, and cannot, ensure that our clients will conduct their business activities in a manner compliant with certain regulations and other legal requirements applicable to the cannabis industry, in whole or in part, even if our solutions provide features to support our clients’ compliance with such regulations and requirements. Their legal noncompliance could result in regulatory and even criminal actions against them, which could have a material adverse impact on our business and operating results or financial condition. For additional information, see the other risk factors in this section entitled “Risk Factors—Risks Related to our Business and Industry,” including “Some of our clients or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. Allowing unlicensed or noncompliant businesses to access our products, or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation. In addition, allowing businesses who engage in false or deceptive advertising practices to use our solutions may subject us to negative publicity, which could have similar adverse impacts on us.”
Our business is dependent on U.S. state laws and regulations.
Although cannabis is a restricted controlled substance under the federal CSA, U.S. states have legalized cannabis to varying degrees through state-specific regulatory frameworks.
Laws and regulations affecting the cannabis industry in states and territories of the United States are continually changing. Any change or even the speed of changes could require us to incur substantial costs associated with compliance or alter our business plan, and could detrimentally affect our operations, revenue and profitability. Similarly, if the pace of issuance of new cannabis licenses is slower than expected, our ability to acquire new clients and grow our revenue could be harmed. The commercial cannabis industry is still a young industry, and we cannot predict the impact of the compliance regime to which it may be subject. We will incur ongoing costs and obligations related to regulatory compliance, and such costs may prove to be material. Failure to comply with regulations may result in additional costs for corrective measures, penalties or restrictions on our operations. In addition, changes in regulations, more vigorous enforcement thereof, or other unanticipated events could require extensive changes to our operations or increased compliance costs or give rise to material liabilities, which could have a material adverse effect on us.
Given the concentration of our revenue from the sale of listing products, any increase in the stringency of any applicable laws, including U.S. state, or Canadian federal laws and regulations relating to cannabis, or any escalation in the enforcement of such existing laws and regulations against the current or putative cannabis industry within any jurisdiction, could negatively impact the profitability or viability of cannabis businesses in such affected jurisdictions, which in turn could materially adversely affect our business and operating results.
In addition, although we have not yet been required to obtain any cannabis license as a result of existing cannabis regulations, it is possible that cannabis regulations may be enacted in the future that will require us to obtain such a cannabis license or otherwise seek to substantially regulate our business. Additionally, in some jurisdictions we may be required to seek and obtain a blanket approval of our platform in order to enable potential clients to access our services, and such approval may be subject to significant regulatory discretion. U.S. state, or Canadian federal and other non-U.S. jurisdictions’ cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. Our failure to adequately manage the risk associated with future regulations and adequately manage future compliance requirements may adversely affect our business, our status as a reporting company and our public listing. Further, any adverse pronouncements from political leaders or regulators about businesses related to the legal cannabis industry could adversely affect the price of our securities.
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
The cannabis industry, and the complex regulatory regime applicable to it, is evolving rapidly and may develop in ways that we cannot anticipate. The pace of dramatic change in the cannabis industry makes it difficult to assess our future prospects, and you should evaluate our business in light of the risks and difficulties we may encounter as the industry continues to evolve. These risks and difficulties include:
•managing complex, disparate and rapidly evolving regulatory regimes imposed by U.S. federal, state and local and other non-U.S. governments around the world applicable to cannabis and cannabis-related businesses;
•adapting to rapidly evolving trends in the cannabis industry and the way consumers and cannabis industry businesses interact with technology;
•maintaining and increasing our base of clients and consumers;
•continuing to preserve and build our brand while upgrading our existing offerings;
•successfully attracting, hiring and retaining qualified personnel to manage operations;
•adapting to changes in the cannabis industry if sales of cannabis expand significantly beyond a regulated model;
•commodification of the cannabis industry;
•successfully implementing and executing our business and marketing strategies; and
•successfully expanding our business into new and existing cannabis markets.
If the demand for our platform and software solutions does not develop as we expect, or if we fail to address the needs of our clients or consumers, our business will be harmed. We may not be able to successfully address these risks and difficulties, which could harm our business and operating results.
Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could adversely affect our business operations.
We are dependent on public support, continued market acceptance and the proliferation of consumers in the legalized cannabis markets in states and territories of the United States. While we believe that the market and opportunities in the space will continue to grow, we cannot predict the future growth rate or size of the market. Any downturns in, or negative outlooks on, the cannabis industry may adversely affect our business and financial condition.
Expansion of our business is dependent on the continued legalization of cannabis.
Expansion of our business is in part dependent upon continued legislative authorization, including by voter initiatives and referendums, of cannabis in various jurisdictions worldwide. Any number of factors could slow, halt, or even reverse progress in this area. For example, in 2023, ballot measures to allow for adult use succeeded in Ohio, but failed in Oklahoma. In addition, implementation of state laws is often a multi-year process following a ballot initiative or legislation. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations. Any one of these factors could slow or halt the legalization of cannabis, which would negatively impact our ability to expand our business.
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

is also up to the local governments. While a recent amendment (S.B. 1186), which became effective in January 2024, prevents local governments from banning the delivery of medical cannabis to patients, adult-use cannabis storefront retail and delivery operations may continue to be restricted by some cities and counties. The imposition or potential enforcement of local jurisdiction delivery bans may negatively impact the viability and attractiveness of our offerings in California going forward. We generated approximately 52%, 56% and 61% of our revenue for the years ended December 31, 2023, 2022 and 2021 in California, and such developments may in turn have a material adverse effect on our business, operating results and financial condition. For more information, see “—Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.” Additionally, if such challenges are successful in any other jurisdictions that have legalized or are in the process of legalizing cannabis, our ability to expand our business would be negatively impacted.
Our clients face challenges unique to the cannabis industry that can impact their financial health and long-term viability. If our clients struggle financially or do not remain viable, it can negatively impact our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables.
Our paying clients face challenges including, among other factors, limited access to capital (relative to other industries) and the impact of Section 280E of the Code (which, as applied to certain cannabis businesses, disallows the deduction of “ordinary and necessary” business expenses, such as below-the-line deductions, essentially resulting in federal income tax liability calculated based on gross income), limiting cash flow and liquidity of many industry participants. Additionally, the cannabis industry faced price deflation in 2023 and 2022 further pressuring many of our paying clients. This resulted in financial hardship for certain cannabis companies, including some of our paying clients which caused elevated churn and bad debt expense in 2023 and 2022. If our clients struggle financially or do not remain viable, it can negatively impact our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables. We have customers with past due balances and our failure to collect a significant portion of such balances could adversely affect our cash and provision for doubtful accounts. See “Accounts Receivable, Net” of Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements for additional information.
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
The cannabis information market is rapidly evolving and is currently characterized by intense competition, due in part to relatively low barriers to entry. We expect competition to further intensify in the future as cannabis continues to be legalized and regulated, new technologies are developed and new participants enter the cannabis information market. Our direct competitors for individual components or parts of our platform include cannabis-focused, two-sided networks like Leafly (for retailer listing pages) and Dutchie and Jane Technologies (for menu embed and orders functionality). In addition, our platform also may compete with current or potential products and solutions offered by internet search engines and advertising networks, like Google, general two-sided networks like Yelp, various other newspaper, television, media companies, outdoor billboard advertising, and online merchant platforms, such as Shopify, Square and Lightspeed. For example, Uber Eats announced a partnership with a Canadian retailer in November 2021 to allow consumers to place cannabis orders for pickup via Uber Eats. If the regulatory regime for cannabis becomes more settled and the legal market for cannabis becomes more accepted, competition may further intensify as new participants may be encouraged to enter the cannabis information market, including established companies, such as tobacco and alcohol companies. Such companies may have substantially greater financial, technical and other resources than us or existing market participants. Additionally, as consumers and cannabis industry clients demand richer data, integrations with other cannabis industry participants such as point-of-sale providers and loyalty service providers may become increasingly important. If we are unable to complete such new integrations as quickly as our competitors, or improve our existing integrations based on legacy systems, we may lose market share to such competitors. Our current and future competitors may also enjoy other competitive advantages, such as greater name recognition, more varied or more focused offerings, better market acceptance and larger budgets. Some of our competitors previously raised significant amounts of capital. For example, in August 2021, Jane announced the closing of a $100 million Series C round of funding; in October 2021, Dutchie announced the closing of a $350 million Series D round of funding at a valuation of $3.75 billion; and in February of 2022, Leafly became a public company and began trading on Nasdaq via SPAC business combination. Our competitors may be able to use such capital infusions to more successfully enter new markets opening up.
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
On May 16, 2024, President Biden announced that the U.S. Attorney General initiated proceedings to transfer cannabis from Schedule I to Schedule III, through an NPRM published on May 21, 2024. This decision is expected to have far reaching implications that are not yet fully understood. For example, rescheduling may increase competitors in this space if non-cannabis technology companies who have previously avoided the space now decide to enter the market.

If we are unable to compete effectively for any of these reasons, we may be unable to maintain our operations or develop our products and solutions, and as a result our business and operating results may be adversely affected.
If we fail to manage our employee operations and organization effectively, our brand, business and operating results could be harmed.
We have experienced rapid organic growth in our headcount and operations, which placed substantial demands on management and our operational infrastructure. As a result of both macroeconomic and industry challenges, as well as misalignment between our organizational growth and business growth, we completed a substantial reduction in force in 2022 and experienced significant executive departures during 2023 and 2022. As a result of these changes, many of our current employees have been with us for less than 24 months. To execute on our growth strategy, we will need to continue to increase the productivity of our current employees as well as hire, train and manage new employees, as well as improve existing, and implement new, transaction processing, operational and financial systems, procedures and controls. We intend to continue making substantial investments in our technology, sales and data infrastructure. As our business matures, we may make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, availability of employee talent and costs, while maintaining the beneficial aspects of our existing corporate culture, which we believe fosters innovation, teamwork and a passion for our products and clients. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. If we are unable to adapt quickly and effectively to changes or adjustments to our organization, our business will be harmed. If we are unable to manage our employee operations and organization effectively, the quality of our platform, efficiency of our operations, and management of our expenses could suffer, which could negatively impact our brand, business, profitability and operating results.
If we are unable to recruit, train, retain and motivate key personnel, we may not achieve our business objectives.
Our future success depends on our continued ability to recruit, train, retain and motivate key personnel, including Doug Francis, our Executive Chair and Principal Executive Officer; Brian Camire, our General Counsel and Duncan Grazier, our Chief Technology Officer.
Competition for qualified personnel in the technology industry is intense, particularly in Southern California, where we are headquartered. Additionally, we face additional challenges in attracting, retaining and motivating highly qualified personnel due to our relationship to the cannabis industry, which is rapidly evolving and has varying levels of social acceptance. The loss of the services of a significant portion of our workforce or any member of our senior management or the inability to hire or retain qualified personnel could adversely affect our ability to execute our business plan and harm our operating results. We generally do not maintain fixed term employment contracts or key man life insurance with any of our employees.
In particular, Doug Francis, co-founder and Executive Chair, has been and will continue to take a more active role in leading WM Technology until we appoint our next chief executive officer. In addition, since July 2023 we have had and continue to have an interim Chief Financial Officer, which, as noted in our Notification of Late Filing on Form 12b-25 with the SEC, has had an impact on our ability to complete our financial statements. If we are unable to recruit and retain a qualified replacement in a timely manner it could result in management, operating and financial reporting difficulties, which could have an adverse effect on our business.
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
Visits to our website could also decline if our accounts on Facebook, Instagram, X, formerly known as Twitter or LinkedIn are shut down or restricted. We work across these social networks to increase brand awareness of our company by consumers and clients, and to promote client acquisition. Our engagement on these social media platforms is subject to their respective terms of service and community guidelines, which generally restrict the promotion, sale and, often, depiction of cannabis. While we do not directly promote the sale of cannabis or cannabis-related products by our clients on these social media platforms, the perception that we may be engaging in such promotion or our inadvertent violation of other aspects of these platforms’ terms of service or community guidelines may result in our accounts being shut down or restricted. For example, our Instagram account was suspended from December 2021 to February 2022, in March 2022 and in November 2022 for a short period. Our accounts might also be suspended or restricted due to changes in the rules and regulations of such social media platforms. Any such suspension or restriction could result in reduced traffic to our website and diminished demand for our products, which could adversely affect our business and operating results.
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
We have engaged third-party service providers to perform credit and debit card processing services for client’s payments to us, and we understand that some of our clients use those services. We also may engage third-party service providers in the future to provide fraud analysis services and we may integrate with third-party service providers used by our clients to process payments made by consumers if done in a manner compliant with applicable federal and local law. If these service providers do not perform adequately or if our relationships, or the relationships of our clients, with these current or future service providers were to terminate, our ability or the ability of our clients to process payments could be adversely affected and our business could be harmed. The laws and regulations related to payments are complex and are potentially impacted by tensions between federal and state treatment of the vaporization, tobacco, nicotine, cannabis, hemp and cannabis accessories industries. These laws and regulations also vary across different jurisdictions in the United States, Canada and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering our clients the ability to pay with credit cards, debit cards and bank transfers. As we expand the availability of these payment methods or offer new payment methods to our clients in the future, we may become subject to additional regulations and compliance requirements.
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
If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of our business, we may collect, receive, store, generate, use, protect, secure, dispose of, transmit, disclose, or otherwise make accessible (collectively “process”) proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets. We rely upon third parties (such as service providers) for certain data processing-related activities, such as data centers, cloud hosting platforms, marketing communications, and application providers. For example, we rely on data centers and other technologies and services provided by third parties in order to host our cloud-based infrastructure that operates our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements due to extended outages, interruptions, or facility closure, or because it is no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our operations otherwise could be disrupted or otherwise impacted until appropriate substitute services, if available, are identified, obtained and implemented. Additionally, we rely on a number of third-party “cloud-based” providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services, some financial functions and systems used to provide solutions to our clients, and we are therefore dependent on the security systems of these providers. We may also share or receive sensitive data with or from third parties.
Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). For example, we implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of inaccuracies in the data we collect for our clients, or unauthorized access or damage to, or the loss, acquisition, or inadvertent release or exposure of confidential or other sensitive data could cause our reputation to be harmed and result in claims against us, and cannabis businesses may elect not to purchase our products or, in the case of existing clients, renew their agreements with us or we may incur increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could harm our operating results and growth prospects. In addition to bugs, we may not detect and remediate all identified vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any actual or perceived security incident could damage our reputation and brand, result in decreased utilization of our platform or prevent users from using our platform, expose us to fines and penalties, government investigations and a risk of litigation and possible liability, require us to expend significant capital and other resources (including management’s attention) to alleviate any resulting problems and otherwise to remediate the incident, and require us to expend increased cybersecurity protection costs. We may incur significant costs in an effort to detect and prevent security incidents. Numerous state, federal and foreign laws and regulations require companies to notify individuals, regulatory authorities, or other stakeholders of certain security involving incidents, including those that involve certain types of personal data. Any disclosures of security incidents, pursuant to these laws or regulations or otherwise, could lead to regulatory investigations and enforcement and negative publicity, and may cause our clients and consumers to lose confidence in the effectiveness of our data security measures.
Any of these impacts or circumstances arising from an actual or perceived security incident could materially and adversely affect our business, financial condition, reputation and relationships with clients and consumers.
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
Macroeconomic conditions, including but not limited to inflation, uncertain credit and global financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures; geopolitical events, including the military conflicts between Russia and Ukraine and Israel and Hamas; and the occurrence of a catastrophic event, including but not limited to severe weather, war, or terrorist attack, could adversely impact our business, financial condition and operating results. We also face risks related to health epidemics, like the COVID-19 pandemic and other adverse health developments. For example, in connection with the COVID-19 pandemic, governments implemented significant measures intended to control the spread of the virus, including closures, quarantines, travel restrictions and other social distancing directives.
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
Shelter-in-place orders and similar regulations resulting from catastrophic events could impact our client’s ability to operate their businesses, consumers’ ability to pick up orders, and our client’s ability to make deliveries. Such events have in the past caused, and may in the future cause, a temporary closure of our clients’ businesses, either due to government mandate or voluntary preventative measures, and many of our clients may not be able to withstand prolonged interruptions to their businesses, and may be forced to go out of business. Any limitations on or disruptions or closures of our clients’ businesses could adversely affect our business. Further, we may experience a decrease in new clients due to a lack of financial resources or a decline in new markets as businesses and financial markets deal with the impact of any future catastrophic events. Further, these conditions may impact our ability to access financial markets to obtain the necessary funding to expand our business, which may adversely affect our liquidity and working capital.
It is not currently possible to ascertain the overall impact of such an event on our business. However, if such an event occurs, the event may harm our business, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We sell our Weedmaps for Business offering in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain and Switzerland. We anticipate growing our business, in part, by continuing to expand our foreign operations. As we continue our expansion, we may enter new foreign markets where we have limited or no experience marketing and deploying our platform. If we fail to launch or manage our foreign operations successfully, our business may suffer. Additionally, as our foreign operations expand, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our foreign operations continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:
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
We are subject to industry standards, governmental laws and regulations, contractual obligations, industry standards, policies, and other obligations governing privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business.
In the ordinary course of business, we process personal data and other sensitive information, including proprietary and confidential business data, intellectual property, and sensitive third-party data. Our data processing subjects us to various federal, state, provincial and foreign laws and regulations, as well as other obligations including contractual obligations, industry standards and internal and external policies related to privacy, data protection, and information security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (“CPRA”) (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages for certain data breaches. A number of other proposals are being considered or have passed at the federal, state, and local levels, and we expect more states to pass similar laws in the future. Many foreign countries and governmental bodies, including Canada, the United Kingdom (“UK”), and the European Union (“E.U.”) and other relevant jurisdictions where we conduct business, have laws and regulations concerning the processing of personal information. For example, in Canada, the federal Personal Information Protection and Electronic Documents Act, or PIPEDA and various related provincial laws may apply to our operations. Further, Canada has robust anti-spam legislation, the Anti-Spam Legislation, or CASL. The penalties for non-compliance under CASL are significant. In addition, the E.U.’s General Data Protection Regulation, or the EU GDPR, and the United Kingdom’s GDPR, or UK GDPR (collectively, “GDPR”), may also apply to our operations. The GDPR provides for substantial penalties for noncompliance. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
We may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the CCPA, require our customers to impose specific contractual restrictions on their service providers.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data related to our EU users. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are evolving, becoming increasingly stringent, and creating uncertainty. These obligations may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations. Future laws, regulations, standards and other obligations, or amendments or changes in the interpretation of existing laws, regulations, standards and other obligations, could impair our or (or the third parties upon whom we rely) ability to collect, use, disclose or otherwise process information relating to employees or consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our client and consumer bases and increase revenue. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. Any failure or perceived failure by us or the third parties upon whom we rely to comply with federal, state, provincial or foreign laws or regulations, industry standards, contractual obligations or other legal obligations may result in governmental enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar) and prosecutions, private litigation (including class actions) and mass arbitration demands, adverse publicity that could cause employees, clients and consumers to lose trust in us, additional reporting requirements and/or oversight, bans on processing personal data, and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Governmental regulation of the internet continues to develop, and unfavorable changes could substantially harm our business and operating results.
We are subject to general business regulations and laws as well as federal, state, provincial and foreign laws specifically governing the internet. Existing and future laws and regulations, narrowing of any existing legal safe harbors, or previous or future court decisions may impede the growth of the internet or online products and solutions, and increase the cost of providing online products and solutions. These laws may govern, among other issues, taxation, tariffs, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential internet access and the characteristics and quality of offerings. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, and libel apply to the internet or online services. There is also a risk that these laws may be interpreted and applied in conflicting ways across jurisdictions, and in a manner that is not consistent with our current practices. Unfavorable resolution of these issues may limit our business activities, expose us to potential legal claims or cause us to spend significant resources on ensuring compliance, any of which could harm our business and operating results.
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
Our business and operating results may be harmed if we are deemed responsible for the collection and remittance of state sales taxes or other indirect taxes.
We do not collect sales and value-added tax as part of our client agreements in the United States or Canada, based on our determination that such tax is not applicable to our platform. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. If we are deemed an agent for the clients on our platform under state or other applicable tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states or jurisdictions. It is possible that one or more states or other jurisdictions could seek to impose sales, use or other tax obligations on us with regard to the ordering functionality that we offer our clients. These taxes may be applicable to past sales. In addition, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair that a U.S. state may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents may permit wider enforcement of sales tax collection requirements, which may increase the jurisdictions in which we may be required to collect and/or remit taxes. A successful assertion that we should be collecting sales, use or other taxes or remitting such taxes directly to states or other jurisdictions could result in substantial tax liabilities for past sales and additional administrative expenses and increase the cost of our products and solutions, which could harm our business and operating results.
We may be subject to potential adverse tax consequences both domestically and in foreign jurisdictions.
We are subject to taxes, such as income, payroll, sales, use, value-added, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and foreign tax liabilities are subject to various jurisdictional rules regarding the timing and allocation of revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate and to changes in tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we may be subject to income and non-income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, results of operations and financial condition. In addition, audits may require ongoing time and attention from our management, which could limit their ability to focus on other aspects of our business and impact our business in the future.
Changes in accounting standards or other factors could negatively impact our future effective tax rate.
Our future effective tax rate may be affected by such factors as changes in tax laws, changing interpretation of existing laws or regulations, the impact of accounting for equity-based compensation, the impact of accounting for business combinations, changes in our international organization and changes in overall levels of income before tax. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.
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
We have identified a material weaknesses in our internal control over financial reporting as of December 31, 2023. If we are unable to remediate these material weaknesses or to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment of our internal control over financial reporting, under the criteria described in the preceding sentence, management has identified material weaknesses in internal control during the year ended December 31, 2023.
The material weakness related to the design and maintenance of effective process-level controls related to the order-to-cash cycle resulted in the misapplication of the Company’s revenue recognition policies related to the cash collection of a certain subset of its customers that had been placed on a cash basis and, in turn, the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023. Additionally, these material weaknesses could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
See the section entitled “Item 9A. Controls and Procedures.” If we are unable to remediate these material weaknesses or to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Management has been implementing and continues to implement measures to remediate the material weaknesses. However, until the remediation plan is implemented, tested, and deemed effective, we cannot assure that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Additionally, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. For example, in the year ended December 31, 2022, we identified a material weakness in internal control related to ineffective information technology general controls in the areas of user access and program change-management over certain information technology systems that support our financial reporting processes. We took measures to remediate this material weakness and our remediation efforts concluded as of June 30, 2023 when it was affirmed such measures had been implemented. However, as of July 2023, administrative access to the sandbox environment where development activities take place was extended to users with administrative access to the production environment, thereby negating the remediation efforts taken. This access was not subject to our monthly monitoring control activity and persisted through the remainder of the year ended December 31, 2023.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements. As a result, investors may lose confidence in the accuracy and completeness of our financial reporting, access to capital markets and perceptions of our creditworthiness could be adversely affected and our stock price may decline as a result. Also, the existence of any current or future material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner, or at all. These events could have a material and adverse effect on our business, operating results, financial condition and prospects. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
The restatement of our prior quarterly financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries
As discussed in the Explanatory Note preceding Part I, Item I above and in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we determined to restate our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023 after we identified errors in the application of our revenue recognition policies related to the cash collection of a certain subset of our customers that had been placed on a cash basis. As a result of this error and the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.
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
We are a holding company with no material assets other than our ownership of units of WMH LLC (“WMH Units”) and our managing member interest in WMH LLC. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the tax receivable agreement (the “TRA”) and pay dividends will depend on the financial results and cash flows of WMH LLC and its subsidiaries and the distributions we receive from WMH LLC. Deterioration in the financial condition, earnings or cash flow of WMH LLC and its subsidiaries for any reason could limit or impair WMH LLC’s ability to pay such distributions. Additionally, to the extent that we need funds and WMH LLC and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or WMH LLC is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
WMH LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, WMH LLC’s taxable income will be allocated to holders of WMH Units, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of WMH LLC. Under the terms of the amended operating agreement, WMH LLC is obligated to make tax distributions to holders of WMH Units (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the TRA agreement (and the cost of administering such payment obligations), which could be significant. We intend to cause WMH LLC to make distributions to holders of WMH Units in amounts sufficient to cover all applicable taxes (calculated at assumed tax rates), relevant operating expenses, payments under the TRA and dividends, if any, declared by us. However, as discussed below, WMH LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which WMH LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering WMH LLC insolvent. If our cash resources are insufficient to meet our obligations under the TRA and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.
Additionally, although WMH LLC generally will not be subject to any entity-level U.S. federal income tax, it may be liable under the Code and related guidance for adjustments to its tax return, absent an election to the contrary. In the event WMH LLC’s calculations of taxable income are incorrect, its members, including us, in later years may be subject to material liabilities pursuant to these provisions.
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
As discussed above, WMH LLC will generally be required from time to time to make pro rata distributions in cash to us and the other holders of WMH Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other WMH equity holders’ respective allocable shares of the taxable income of WMH LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other holders of WMH Units, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating WMH LLC’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the TRA. We will determine in our sole discretion the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, the payment of obligations under the TRA and the payment of other expenses. We will have no obligation to distribute such excess cash (or other available cash other than any declared dividend) to the holders of Class A Common Stock. No adjustments to the redemption or exchange ratio of WMH Units for shares of Class A Common Stock will be made as a result of either (i) any cash dividend by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on Class A Common Stock and instead, for example, hold such cash balances or lend them to WMH LLC, other holders of WMH Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following a redemption or exchange of their WMH Units.
We will be required to pay the WMH LLC Class A equity holders and any other persons that become parties to the tax receivable agreement for certain tax benefits we may receive and the amounts payable may be substantial.
Acquisitions by us of Legacy WMH common units in the Business Combination and subsequent taxable redemptions or exchanges of Class A units representing limited liability company interests of WMH LLC (the “Class A Units”) by the WMH LLC equity holders for shares of Class A Common Stock or cash pursuant to the exchange agreement have resulted, and are expected to continue to result in, favorable tax attributes for us.
In connection with the Business Combination, we entered into the TRA with WMH Class A equity holders and their representative. Under the TRA, we generally are required to pay to the WMH LLC Class A equity holders, in the aggregate, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) increases to the tax basis of WMH LLC’s assets resulting from acquisitions by us of Legacy WMH common units for cash in the Business Combination and taxable redemptions or exchanges of Class A Units for shares of Class A Common Stock or cash pursuant to the exchange agreement, (ii) tax benefits related to imputed interest or (iii) tax attributes resulting from payments made under the TRA. The payment obligations under the TRA are our obligations and not obligations of WMH LLC.
The payments we will be required to make under the TRA may be substantial. Potential payments will depend on the future tax savings that we will be realize (or, in certain circumstances, are deemed to realize), and the TRA payments made by us will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the exchange agreement and the prevailing applicable tax rates applicable to us over the life of the TRA and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the TRA. Payments under the TRA are not conditioned on the WMH LLC Class A equity holders’ continued ownership of us. See Note 16, “Income Taxes,” to our consolidated financial statements included herein.
In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.
Payments under the TRA will be based on the tax reporting positions we determine, and the U.S. Internal Revenue Service (“IRS”) or another tax authority may challenge all or a part of the existing tax basis, tax basis increases, or other tax attributes subject to the TRA, and a court could sustain such challenge. The parties to the TRA will not reimburse us for any payments previously made if such tax basis, or other tax benefits are subsequently disallowed, except that any excess payments made to a party under the TRA will be netted against future payments otherwise to be made under the TRA, if any, after the determination of such excess.
In addition, the TRA provides that if (1) we breach any of our material obligations under the TRA (including in the event that we are more than three months late making a payment that is due under the TRA, except in the case of certain liquidity exceptions) (2) we are subject to certain bankruptcy, insolvency or similar proceedings, or (3) at any time, we elect an early termination of the TRA, our obligations under the TRA (with respect to all Class A Units, whether or not such units have been exchanged or redeemed before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the TRA. The TRA also provides that, upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, (x) our obligations under the TRA with respect to Class A Units that have been exchanged or redeemed prior to or in connection with such change of control transaction would accelerate and become payable in a lump sum as described above and (y) with respect to Class A Units that have not been exchanged as of such change of control transaction, our or our successor’s obligations under the TRA would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the increased tax deductions and tax basis and other benefits covered by the TRA As a result, upon any acceleration of our obligations under the TRA (including upon a change of control), we could be required to make payments under the TRA that are greater than 85% of our actual cash tax savings, which could negatively impact our liquidity. The change of control provisions in the TRA may also result in situations where the WMH LLC Class A equity holders have interests that differ from or are in addition to those of the holders of our Class A Common Stock.
Finally, because we are a holding company with no operations of our own, our ability to make payments under the TRA depends on the ability of WMH LLC to make distributions to us. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
Additional Risks Related to the Cannabis Industry
Cannabis remains prohibited under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.
Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a prohibited controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law. Since 2014, however, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. No reversal of that policy of prosecutorial discretion is expected under a Biden administration given his actions on cannabis to date, and statements of Attorney General Merrick Garland discussed further below, although prosecutions against state-legal entities cannot be ruled out entirely at this time.
On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under the Obama administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state legal cannabis activities. Since the Sessions Memo was issued over five years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities. In March 2023, Attorney General Merrick Garland testified in a Congressional hearing that the Department of Justice was continuing its work on a new memorandum regarding cannabis enforcement. Garland stated that the policy will be "very close to what was done in the Cole memorandum" but was yet to be finalized. Though no official timeline has been announced, industry participants expect such a memorandum to be issued in 2024.
We cannot assure that each U.S. Attorney’s Office in each judicial district where we operate will not choose to enforce federal laws governing cannabis sales against state-legal companies like our business clients. The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public sentiment and ongoing prosecutorial discretion. Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the DEA, from using appropriated funds to prevent states from implementing their medical-use cannabis laws (formerly known as the Rohrabacher-Bluemnauer Amendment, and now known as the Joyce Amendment). In 2021, President Joe Biden became the first president to propose a budget with the Joyce amendment included. The amendment most recently was renewed through the signing of the stopgap spending bill. While the Joyce Amendment has continuously been renewed since its inception with little fanfare, there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in future appropriations bills.
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
During his campaign, President Biden promised federal reform on cannabis, including decriminalization generally. In 2022, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research -- bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services (“HHS”) and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. On August 29, 2023, HHS issued a letter to the DEA recommending that cannabis be reclassified as a Schedule III controlled substance under the CSA. On May 16, 2024, President Biden announced that the U.S. Attorney General initiated proceedings to transfer cannabis from Schedule I to Schedule III, through an NPRM published on May 21, 2024. This is a momentous change whose full implications are currently unknown. The DEA’s decision to reclassify cannabis would neither legalize nor likely eliminate current state cannabis programs. If placed under Schedule III, cannabis will remain a controlled substance and state-legal programs will continue to operate outside of federally legal channels in their distribution of the substance particularly because no state operator holds a DEA registration to possess or distribute cannabis. However, some fear that the DEA or FDA may impose additional requirements or begin to target enforcement of state cannabis programs. If our clients are ultimately negatively impacted by rescheduling, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.
Additionally, although the current U.S. Attorney General is expected to issue policy guidance to federal prosecutors that they should not interfere with cannabis businesses operating in compliance with states’ laws, any such guidance would not have the force of law, and could not be enforced by the courts. The President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms.
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
Furthermore, while industry observers are hopeful that there will continue to be incremental federal cannabis policy reform, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis. In recent years, members of the U.S. Congress from both parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it, as well as incremental reform bills, including the “Medical Marijuana and Cannabidiol Research Expansion Act” described above. While the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive, and legislative efforts to legalize cannabis or cannabis banking at the national level are likely to continue in 2024. However, the outcome of the 2024 presidential election could impact reform in ways that are unpredictable. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.
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
In 2014, the DOJ under the Obama administration directed federal prosecutors to exercise restraint in prosecuting AML violations arising in the state legal cannabis programs and to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals based upon cannabis-related activity. Around the same time, the Treasury Department issued guidance that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. Then-Attorney General Sessions’ rescission of the DOJ’s guidance on the state cannabis programs in early 2018 increased uncertainty and heightened the risk that federal law enforcement authorities could seek to pursue money laundering charges against entities, or individuals, engaged in supporting the cannabis industry. On January 31, 2018, the Treasury Department issued additional guidance that the 2014 Guidance would remain in place until further notice, despite the rescission of the DOJ’s earlier guidance memoranda. A detailed description of current U.S. policy and the legal status of cannabis, including President Biden’s stance on cannabis enforcement and current and foreseeable decriminalization and legalization initiatives, can be found in the “U.S. and Territories” section.
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

We are dependent on the banking industry to support the financial functions of our products and solutions. Our business operating functions including payroll for our employees and other expenses are reliant on traditional banking. Additionally, many of our clients pay us via wire transfer to our bank accounts, or via checks that we deposit into our banks. We require access to banking services for both us and our clients to receive payments in a timely manner. Lastly, to the extent we rely on any lines of credit, these could be affected by our relationships with financial institutions and could be jeopardized if we lose access to a bank account. Important components of our offerings depend on client accounts and relationships, which in turn depend on banking functions. Most federal and federally-insured state banks currently do not serve businesses that grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”), issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. While the federal government has generally not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government theoretically could, at least against companies in the adult-use markets. The continued uncertainty surrounding financial transactions related to cannabis activities and the subsequent risks this uncertainty presents to financial institutions may result in their discontinuing services to the cannabis industry or limit their ability to provide services to the cannabis industry or ancillary businesses providing services to the cannabis industry.
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
Synthetic or hemp-derived products may compete with cannabis use and products.
The hemp and pharmaceutical industry may attempt to compete with or dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of hemp-derived or synthetic products which emulate the effects and treatment of cannabis. If they are successful, the widespread popularity of such products could change the demand, volume and profitability of the cannabis industry. This could adversely affect the ability of our clients to secure long-term profitability and success.
Recently, there has been a proliferation of the extraction of delta-8-THC and other intoxicating cannabinoids from industrial hemp and infusion of these isomers into various saleable and finished products. Utilizing the legality of industrial hemp under U.S. federal law, many such products are available for sale through unlicensed channels and are shipped in interstate commerce. Additionally, some hemp companies sell hemp-derived THC products with state authorization. Given the similar intoxicating effects to cannabis-derived THC, which is an illegal substance under the CSA, and its substantially lower price point, patients and consumers may choose to consume hemp-derived products in lieu of cannabis-derived products. In light of the substantial investment our clients have made and continue to make in State-licensed cannabis facilities, the widespread use of hemp-derived THC or synthetic products could adversely impact our clients, which could, in turn, have a material adverse effect on our business and results of operations.
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
Until and unless cannabis is rescheduled to Schedule III, Section 280E of the Code may continue to apply to cannabis and does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations, which directly affects our clients, who are cannabis retailers. However,

Section 280E and related IRS enforcement activity have had a significant impact on the operations of all cannabis companies. While the Section does not directly affect our Company, it lowers our clients’ profitability, and could result in decreased demand for our listing and marketing services. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. This affects us because our sales and operating results could be adversely affected if our clients decrease their marketing budgets and are operating on lower profit margins as a result of unfavorable treatment by the Code.
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
As of December 31, 2023, our affiliates, executive officers, directors and their respective affiliates as a group beneficially own approximately 22.3% of our outstanding Class A Common Stock and Class V Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
We are a “smaller reporting company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to smaller reporting companies could make our common stock less attractive to investors.
We are a “smaller reporting company” under U.S. federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may not find our common stock attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”), as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market (“Nasdaq”). Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss or reduce our net income. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, our recent identification of material weaknesses in our internal controls over financial reporting and any additional material weaknesses or significant deficiency in the internal control over financial reporting that we or our independent registered public accounting firm may identify in the future), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
Certain securities and industry analysts may not publish, have in the past ceased publishing, or may in the future cease publishing research or reports about us, our business or our market, or may adversely change their recommendations regarding our Class A Common Stock, which could cause the price and trading volume of our Class A Common Stock to decline.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, or otherwise material to our business, including customer and client Personally Identifiable Information (“Information Systems and Data”).
Our security team, managed by our Chief Technology Officer (“CTO”) and Senior Director, Information Security, helps identify, assess and manage our cybersecurity threats and risks, including through the use of our cybersecurity risk acceptance register. Our security team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example: manual and automated tools; conducting vulnerability scans; penetration tests conducted internally and by third parties; leveraging threat intelligence feeds; reports and services that identify cybersecurity threats; and working with third parties who conduct threat assessments of our platform and APIs.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response plans; vulnerability management plan; disaster recovery and business continuity plans; segregating and encrypting certain of our data; maintaining network security and access controls; asset management, tracking, and disposal; monitoring certain of our systems and network; penetration testing and tabletop exercises; cybersecurity insurance; having dedicated cybersecurity staff; and training our employees about certain cybersecurity risks and threats.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of our enterprise risk management program and identified in our risk register; (2) the security team works with certain members of our senior management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our senior management evaluates material risks from cybersecurity threats against our overall business objectives and provides periodic reports to the technology and audit committees of our board of directors, which evaluate our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example penetration testing firms, threat intelligence service providers, cybersecurity software providers, and professional services firms, including legal counsel.
We use third-party service providers to perform a variety of functions throughout our business, such as cloud data hosting services. We have a vendor management program designed to manage cybersecurity risks associated with our use of these providers, which may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider. The program includes contractually obligating certain third-party service providers with access to Information Systems and Data to implement and maintain cybersecurity practices consistent with applicable legal requirements.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including (i) Real or perceived errors, failures, or bugs in our platform could adversely affect our operating results and growth prospects, (ii) Any security incident, including a distributed denial of service attack, ransomware attack, security breach or unauthorized data access could impair or incapacitate our information technology systems and delay or interrupt service to our clients and consumers, harm our reputation, or subject us to significant liability, and (iii) We are subject to industry standards, governmental laws, regulations and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business.
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee and technology committee of our board of directors are responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including our Chief Technology Officer (CTO) and our Senior Director, Information Security. Our CTO has over 15 years of experience in engineering and development, including in leadership roles. Our Senior Director, Information Security has over 20 years of experience in information security, including similar roles leading Information Security teams at Ticketmaster, Sony Pictures, and Warner Bros.
Our CTO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, and approving budgets. Our Senior Director, Information Security manages preparing for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management plans are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CTO, General Counsel and CEO. Our CTO, General Counsel and CEO work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management plans include reporting to the Audit Committee (who may consult with our technology committee) for certain cybersecurity incidents.
Our technology committee receives periodic reports from the CTO concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. Our board of directors, our Audit Committee and our technology committees also have access to certain reports or presentations related to cybersecurity threats, risk and mitigation.
ITEM 2.    PROPERTIES
We currently maintain our executive offices at 41 Discovery, Irvine, California 92618, pursuant to an operating lease that expires in 2025. We have a second headquarter space in Los Angeles, California, pursuant to an operating lease that expires in 2031. We also lease additional offices in Denver, Colorado.
We consider our current office space adequate to meet our ongoing needs. However, from time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms.
ITEM 3.    LEGAL PROCEEDINGS
The information set forth under "Commitment and Contingencies—Litigation" in Note 5 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.
As previously disclosed, in the second quarter of 2022, our board of directors received an internal complaint regarding the calculation, definition and reporting of our monthly active users (“MAUs”) metric. In response, the board of directors formed a special committee (the “Special Committee”) of independent directors to conduct an internal investigation with the assistance of outside counsel. As a result of the findings of that internal investigation, we provided certain additional information regarding the growth and nature of our previously-reported MAUs in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022. This investigation found no impact on our financial results under accounting principles generally accepted in the United States of America (“GAAP”) or the reporting or disclosure of any currently disclosed non-GAAP financial metric. As also previously reported, in the third quarter of 2022, we determined not to report MAUs going forward. In August 2022, our board of directors determined to voluntarily report the internal complaint and subsequent internal investigation to the SEC. Since that date, we have received two subpoenas from the SEC’s Division of Enforcement requesting additional information and documents. In addition, the SEC issued subpoenas to several of our current and former employees seeking their testimony, and their testimony occurred in July and August of 2023. We have been fully cooperating with the SEC’s investigation. Such investigations are inherently uncertain and their results cannot be predicted with certainty, but could result in penalties or other sanctions against us, as well as negative publicity and reputational harm. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “MAPS” and “MAPSW”, respectively. As of May 13, 2024, there were 95,051,735 shares of Class A Common Stock issued and outstanding and 55,486,361 shares of our Class V common stock (the “Class V Common Stock”) issued and outstanding. No market exists for the Class V Common Stock.
Holders of Record
As of May 13, 2024, there were 115 holders of record of our Class A Common Stock, 12 holders of record of our Class V Common Stock and 2 holders of record of our Public Warrants.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
There have been no recent sales of unregistered securities for the fiscal year ended December 31, 2023 that would be required to be disclosed pursuant to Item 701 of Regulation S-K. All unregistered sales of our securities for the fiscal years ended December 31, 2022 and 2021 were previously disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 16, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6.    [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of WM Technology, Inc. should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere herein.
For further discussion of our products and services, growth strategy, challenges in our end-markets and competitive strengths, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended December 31, 2023 and December 31, 2022.
Fiscal Year 2023 Financial Highlights
•Net Revenue was $188.0 million as compared to $215.5 million in the prior year.
•Average monthly paying clients was 5,419, as compared to 5,457 in the prior year.
•Average monthly revenue per paying client was $2,891, as compared to $3,291 in the prior year.
•Net loss was $15.7 million as compared to $82.7 million in the prior year.
•Adjusted EBITDA was $36.9 million.

•Cash totaled $34.4 million as of December 31, 2023, with no long-term debt.
For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), see “Net Income (Loss) to EBITDA and Adjusted EBITDA” in Non-GAAP Financial Measurements below.
Overview
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the legalized cannabis markets in states and territories of the United States. Our comprehensive business-to-consumer and business-to-business suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,419 average monthly paying business clients during the year ended December 31, 2023, on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased over 7,800 listing pages as of December 31, 2023.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of December 31, 2023, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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
In December 31, 2023, we completed the sunset of WM AdSuite, WM CRM and WM Screens product offerings as we continue to focus our efforts on other Weedmaps for Business products that support the Weedmaps marketplace and improve the eCommerce experience for our clients and users.
Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The following table summarizes our financial performance for the year ended December 31, 2023 compared to our financial performance for the years ended December 31, 2022 and 2021. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Years Ended December 31,
	2023	2022	2021
	(dollars in thousands, except for revenue per paying client)
Net revenues	$187,993	$215,531	$193,146
Net income (loss)	$(15,727)	$(82,651)	$152,218
EBITDA(1)	$(3,534)	$107,924	$156,042
Adjusted EBITDA(1)	$36,907	$(9,633)	$31,698
Average monthly revenue per paying client(2)	$2,891	$3,291	$3,711
Average monthly paying clients(3)	5,419	5,457	4,337
___________________________
(1)For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), see “Net Income (Loss) to EBITDA and Adjusted EBITDA” in Non-GAAP Financial Measurements below.
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
Average Monthly Revenue Per Paying Client
Average monthly revenue per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements. We calculate this metric by dividing the average monthly revenue for any particular period by the average monthly number of paying clients in the same respective period. The decline in our average monthly revenue per paying client for the years ended December 31, 2023 was due to spend declines in established markets. We expected these pressures given the continued liquidity challenges that clients are facing.
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
Average monthly paying clients for the year ended December 31, 2023 decreased by approximately 1% to 5,419 average monthly paying clients from 5,457 average monthly paying clients in the same period in 2022. The decrease in average monthly paying clients in 2023 as compared to the same period in 2022 was primarily due to elevated churn as a result of the cannabis industry facing price deflation in 2023.
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
Regulation and Maturation of Cannabis Markets
We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult-use and the regulatory environment continues to develop. Currently, thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam and the Northern Mariana have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 15-year operating history to enter new markets.
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
Our revenues are derived primarily from monthly subscriptions to Weedmaps for Business, featured and deal listings and other WM Ad solutions. Our Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured and deal listings and other WM Ad solutions are offered as add-on products to the Weedmaps for Business subscriptions. Featured and deal listings provide customers with premium placement ad solutions and discount and promotion pricing tools. Other WM Ad solutions include banner ads and promotion tiles on our marketplace ad as well as other advertising products on and off the Weedmaps marketplace. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. We rarely need to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, we recognize revenue in proportion to the standalone selling prices of the underlying services at contract inception.
Costs and Expenses
Our cost structure has two components: cost of revenues and operating expenses. Our operating expenses include costs related to selling and marketing, product development, general and administrative functions and depreciation and amortization. Certain of our costs and expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to changes in revenue.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues excludes depreciation and amortization expense and primarily consists of web hosting, internet service and credit card processing costs. Cost of revenues is primarily driven by fluctuations in revenue leading to increases or decreases in credit card processing and web hosting cost. We expect our cost of revenue to continue to increase on an absolute basis and remain relatively flat as a percentage of revenue as we scale our business and inventory costs related to multi-media offerings.
Selling and Marketing Expenses
Selling and marketing expenses consist of salaries and benefits, stock-based compensation expense, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, events cost and branding and advertising costs. Over the longer term, we expect sales and marketing expense to increase in a manner consistent with revenue growth, however, we may experience fluctuations in some periods as we enter and develop new markets or have large one-time marketing projects.
Product Development Expenses
Product development costs consist of salaries and benefits and stock-based compensation expense for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred. Amortization expense related to capitalized software development cost is included in depreciation, amortization and asset impairment expense in the consolidated statements of operations. We believe that continued investment in our platform is important for our growth and expect our product development expenses will increase in a manner consistent with revenue growth as our operations grow.

General and Administrative Expenses
General and administrative expenses consist primarily of payroll, benefit costs and stock-based compensation expense for our employees involved in general corporate functions including our senior leadership team as well as costs associated with the use by these functions of software and facilities and equipment, such as rent, insurance and other occupancy expenses. General and administrative expenses also include provision for doubtful accounts and professional and outside services related to legal and other consulting services. General and administrative expenses are primarily driven by headcount required to support our business and meet our obligations as a public company. We expect general and administrative expenses to decline as percentage of revenue as we scale our business and leverage investments in these areas.
Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, furniture and fixtures, leasehold improvements, capitalized software development costs and amortization of intangibles. We expect depreciation and amortization expenses to increase on an absolute basis for the foreseeable future as we scale our business.
Asset Impairment Charges
Asset impairment charges primarily consist of impairment of ROU assets related to our operating leases, impairment of intangible assets, impairment of equity securities and impairment of property and equipment.
Other Income (Expense), Net
Other income (expense), net consists primarily of discharge of holdback obligation related to prior acquisition, changes in fair value of warrant liability, change in TRA liability, transaction related bonus, legal settlements and other legal costs, reduction in force, and interest expense.
Provision for (Benefit from) Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more-likely-than-not that all or a portion of a deferred tax asset will not be recognized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. See Note 16, “Income Taxes,” to our consolidated financial statements included herein.

Results of Operations
The following table sets forth our results of operations for the periods presented and expresses the relationship of certain line items as a percentage of net revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2023		2022
	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)
Net revenues	$187,993	100.0%	$215,531	100.0%

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization)	12,527	6.7%	15,407	7.1%
Sales and marketing	47,073	25.0%	82,624	38.3%
Product development	36,001	19.2%	50,520	23.4%
General and administrative	74,313	39.5%	120,787	56.0%
Depreciation and amortization	12,133	6.5%	11,498	5.3%
Asset impairment charges	24,403	13.0%	4,317	2.0%
Total costs and expenses	206,450	109.8%	285,153	132.3%
Operating loss	(18,457)	(9.8)%	(69,622)	(32.3)%
Other income (expense), net:
Change in fair value of warrant liability	1,505	0.8%	25,370	11.8%
Change in tax receivable agreement liability	(1,256)	(0.7)%	142,352	66.0%
Other income (expense)	2,574	1.4%	(1,674)	(0.8)%
Income (loss) before income taxes	(15,634)	(8.3)%	96,426	44.7%
Provision for (benefit from) income taxes	93	—%	179,077	83.1%
Net loss	(15,727)	(8.4)%	(82,651)	(38.3)%
Net (loss) income attributable to noncontrolling interests	(5,829)	(3.1)%	33,338	15.5%
Net loss attributable to WM Technology, Inc.	$(9,898)	(5.3)%	$(115,989)	(53.8)%
Comparison of Years Ended December 31, 2023 and 2022
Net Revenues
The following table summarizes our disaggregated net revenue information:

	Years Ended December 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Net Revenues	$187,993	$215,531	$(27,538)	(13)%

Net revenues decreased by $27.5 million, or 13%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily driven by a decrease in average monthly revenue per paying client primarily as a result of a decrease in revenue from our Featured Listings and WM Deal products of $23.1 million, Weedmaps for Business of $3.9 million and other WM Ad solutions of $0.5 million.
For the year ended December 31, 2023, featured and deal listings, Weedmaps for Business and other ad solutions represented 67%, 25% and 8% of our total net revenues, respectively.
Costs and Expenses
During the year ended December 31, 2022, we approved plans to reduce our workforce as part of certain cost-reduction initiatives intended to reduce operating expenses and sharpen our focus on key growth priorities. The decreases in our sales and marketing expenses, product development expenses and general and administrative expenses are primarily driven by the reduction in employee headcount. As of December 31, 2023, we had 440 full-time employees and 19 temporary employees, including 196 in engineering, product and design, 181 in sales and marketing and 82 in general and administrative. As of December 31, 2022, we had 580 full-time employees and 3 temporary employees, including 224 in engineering, product and design, 245 in sales and marketing and 114 in general and administrative. Of these employees, 573 are located in the United States and 10 are located in Canada. The following table shows our total costs and expenses:

	Years Ended December 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Cost of revenues	$12,527	$15,407	$(2,880)	(19)%
Sales and marketing	47,073	82,624	(35,551)	(43)%
Product development	36,001	50,520	(14,519)	(29)%
General and administrative	74,313	120,787	(46,474)	(38)%
Depreciation and amortization	12,133	11,498	635	6%
Asset impairment charges	24,403	4,317	20,086	465%
Total costs and expenses	$206,450	$285,153	$(78,703)	(28)%
Cost of Revenues
The decrease in cost of revenues in 2023 compared with 2022 was primarily related to a decrease of $3.7 million in cost of revenues associated with outside services expense for WM CRM, WM Screens and WM AdSuite which were sunset in December 2023, partially offset by an increase of $0.9 million for server costs.
Sales and Marketing Expenses
The decrease in sales and marketing expenses was primarily related to a decrease in personnel-related costs of $27.0 million, a decrease in outside service of $5.7 million, a decrease in web advertising expense of $2.3 million, a decrease in travel expense of $0.4 million, a decrease in print and products expense of $0.4 million and a decrease in events expense of $0.4 million, partially offset by an increase in branding and advertising expense of $0.4 million. The decrease in personnel-related costs of $27.0 million were primarily due to decreased headcount of approximately 26% in 2023 compared to prior year and includes decrease in salaries and wages of $12.1 million, bonus expense of $5.5 million, stock-based compensation expense of $3.7 million and payroll tax expense of $0.7 million and a decrease in transaction related bonuses of $4.9 million.
Product Development Expenses
The decrease in product development expenses was primarily due to decreases in personnel-related costs of $11.7 million, outside services expense of $2.6 million and travel expense of $0.1 million. The decrease in personnel-related costs was primarily due to a decline in headcount of approximately 13% in 2023 compared to prior year and includes decreases in salaries and wages of $6.4 million, bonus expense of $3.8 million, stock-based compensation expense of $1.1 million and payroll tax expense of $0.4 million.
General and Administrative Expenses
The decrease in general and administrative expenses was primarily due to decreases in provision for credit losses of $15.7 million, severance expense of $5.8 million, stock-based compensation expense of $5.3 million, salaries and wages of $5.2 million, insurance costs of $5.1 million, professional fees of $3.1 million, software expense of $1.9 million, employee benefits expense of $1.9 million, facilities expense of $0.6 million, bonus expense of $0.6 million, outside service expense of $0.6 million, donation expense of $0.5 million and payroll tax expense of $0.5 million. The decrease in compensation expense were due to decreased headcount of approximately 28% in 2023 compared to the prior year.
Depreciation and Amortization
The increase in depreciation and amortization expense was primarily due to an increase in capitalized software amortization of $2.2 million, partially offset by a decrease in depreciation expense related to other assets of $1.6 million.
Asset Impairment Charges
The increase in asset impairment charges was primarily due to $10.9 million in impairment of operating lease ROU asset and $1.3 million in impairment of leasehold improvement associated with our second headquarter space in Los Angeles, California, $8.7 million in impairment of intangible assets, capitalized software and property and equipment associated with the sunset of certain product offerings in December 2023 and $3.5 million related to the impairment of an equity investment. See Note 2,  “Summary of Significant Accounting Policies” and Note 4, “Leases,” to our consolidated financial statements for further discuss.

Other Income (Expense), net

	Years Ended December 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$1,505	$25,370	$(23,865)	(94)%
Change in tax receivable agreement liability	(1,256)	142,352	(143,608)	(101)%
Other income (expense)	2,574	(1,674)	4,248	(254)%
Other income (expense), net	$2,823	$166,048	$(163,225)	(98)%
Other income (expense), net decreased by $163.2 million for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to changes in TRA liability of $143.6 million and comparatively favorable changes in fair value of warrant liability of $23.9 million partially offset by an increase of $4.2 million related to a non-cash gain of $3.7 million associated with the discharge of a holdback obligation related to a prior acquisition and a decrease in political contribution expense of $0.5 million.
Provision for (Benefit from) Income Taxes

	Years Ended December 31,		Change
	2023	2022	($)	(%)
	(dollars in thousands)
Provision for (benefit from) income taxes	$93	$179,077	$(178,984)	(100)%
Provision for income taxes decreased by $179.0 million for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to a full valuation allowance that was recorded against our deferred tax assets during the year ended December 31, 2022. See Note 16, “Income Taxes,” to our consolidated financial statements included herein.
Non-GAAP Financial Measures
Net Income (Loss) to EBITDA and Adjusted EBITDA
Our financial statements, including net income (loss), are prepared in accordance with GAAP. For more information regarding the components within our net income (loss), see “Components of Our Results of Operations” above.
Net loss for the year ended December 31, 2023 was $15.7 million compared to a net loss of $82.7 million for the year ended December 31, 2022. The decrease in net loss of $66.9 million was primarily due to a decrease in revenue of $27.5 million, a decrease in comparatively favorable change in fair value of warrant liability of $23.9 million, a decrease in income from the change in tax receivables agreement liability of $143.6 million resulting from the remeasurement of the TRA liability, a decrease in total costs and expenses of $78.7 million, a decrease in provision from income taxes of $179.0 million resulting from the full valuation recorded against our deferred tax assets during the year ended December 31, 2022 and an increase in other expense of $4.2 million.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income (loss) before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, transaction related bonus, legal settlements and other legal costs, discharge of holdback obligation related to prior acquisition, reduction in force, asset impairment charges, transaction costs, change in TRA liability and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net loss (the most directly comparable GAAP financial measure) to EBITDA; and from EBITDA to Adjusted EBITDA.
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
A reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net income (loss)	$(15,727)	$(82,651)	$152,218
Provision for (benefit from) income taxes	93	179,077	(601)
Depreciation and amortization expenses	12,133	11,498	4,425
Interest income	(33)	—	—
EBITDA	(3,534)	107,924	156,042
Stock-based compensation	13,515	23,493	29,324
Change in fair value of warrant liability	(1,505)	(25,370)	(166,518)
Warrant transaction costs	—	—	5,547
Asset impairment charges	24,403	4,317	2,372
Transaction related bonus expense	3,089	10,119	2,200
Transaction costs	—	251	2,583
Legal settlements and other legal costs	3,194	3,909	148
Discharge of holdback obligation related to prior acquisition	(3,705)	—	—
Change in tax receivable agreement liability	1,256	(142,352)	—
Reduction in force (recovery) expense	194	8,076	—
Adjusted EBITDA	$36,907	$(9,633)	$31,698
Seasonality
The cannabis industry has certain industry holidays that in recent years have resulted in increased purchases by cannabis consumers. Such “holidays” include, but are not limited to 420, July 10th and the Wednesday before Thanksgiving (“Green Wednesday”). Likewise, our clients will typically increase spend heading into these events. We also typically invest in marketing spend around these holidays which can create some seasonality in our sales and market expenses from quarter to quarter. While seasonality has not had a significant impact on our results in the past, our clients may experience seasonality in their businesses which in turn can impact the revenue generated from them. Our business may become more seasonal in the future and historical patterns in our business may not be a reliable indicator of future performance.
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	As of December 31,
	2023	2022
	(in thousands)
Cash	$34,350	$28,583
Accounts receivable, net	$11,158	$17,438
Working capital	$17,771	$8,660
As of December 31, 2023 and December 31, 2022, we had cash of $34.4 million and $28.6 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our liquidity requirements from cash and working capital on hand at December 31, 2023, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$22,928	$(11,621)	$30,190
Net cash used in investing activities	$(11,871)	$(17,768)	$(30,435)
Net cash provided by (used in) financing activities	$(5,290)	$(9,805)	$48,103
Net Cash Provided by (Used In) Operating Activities
Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization and asset impairments, change in fair value of warrant liability, change in TRA liability, stock-based compensation, deferred taxes, impairment loss, provision for doubtful accounts and the effect of changes in working capital.
Net cash provided by operating activities is also impacted by the effects of changes in operating assets and liabilities such as: accounts receivable which is impacted by the timing of customer billings and related collections from our customers; accounts payable and accrued expenses due to timing of payments; accrued personnel costs which are impacted by employee performance targets and the timing of payments related to employee bonus incentives.
Net cash provided by operating activities for the year ended December 31, 2023 was $22.9 million, which resulted from net loss of $15.7 million, non-cash items of $52.8 million, consisting of asset impairment charges of $24.4 million, stock-based compensation expense of $13.5 million, depreciation and amortization of $12.1 million, amortization of right of use lease assets of $4.9 million, provision for credit losses of $1.8 million, TRA remeasurement of $1.3 million, partially offset by a gain from the discharge of a holdback obligation related to a prior acquisition of $3.7 million, and the change in fair value of warrant liability of $1.5 million. The increase in net cash provided by operating activities was also impacted by net cash outflows of $14.2 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily due to a decrease in accounts payable and accrued expenses of $15.3 million, a decrease in operating lease liabilities of $6.3 million and a decrease in deferred revenue of $0.3 million, partially offset by a decrease in accounts receivable of $4.5 million and a decrease in prepaid expenses and other assets of $3.3 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash used in operating activities for the year ended December 31, 2022 was $11.6 million, which resulted from net loss of $82.7 million, together with net cash outflows of $1.5 million from changes in operating assets and liabilities and non-cash items of $72.5 million, consisting of depreciation and amortization of $11.5 million, fair value of warrant liability of $25.4 million, asset impairment charges of $4.3 million, stock-based compensation expense of $23.5 million, TRA remeasurement of $142.4 million, amortization of right of use lease assets of $4.7 million, changes in deferred tax assets of $179.1 million and provision for doubtful accounts of $17.2 million. The net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivables of $16.3 million, a decrease in deferred revenue of $1.9 million, a decrease in operating lease liabilities of $5.5 million, partially offset by a decrease in prepaid expenses and other current assets of $7.2 million and an increase in accounts payable and accrued expenses of $14.9 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.

Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $11.9 million, which resulted from $11.9 million cash paid for purchases of property and equipment, including certain capitalized software development cost.
Net cash used in investing activities for the year ended December 31, 2022 was $17.8 million, which resulted from $16.1 million cash paid for purchases of property and equipment, including certain capitalized software development cost, $1.0 million cash paid for other investments and $0.7 million net cash paid for acquisitions,
Net Cash Provided by (Used in) Financing Activities
Net Cash used in financing activities for the year ended December 31, 2023 was $5.3 million, which resulted from $7.2 million of distribution payments to members of WMH LLC, $1.5 million for repayment of insurance premium financing and $0.4 million in proceeds from collection of related party note receivable.
Net cash from financing activities for the year ended December 31, 2022 was $9.8 million, which resulted from $7.3 million for repayment of insurance premium financing and $2.4 million of distribution payments to members of WMH LLC.
Contractual Obligations and Commitments
We have non-cancellable contractual agreements primarily related to leases and other purchase obligations. As of December 31, 2023, future payments on our operating leases were $45.0 million. See Note 4, “Leases,” to our consolidated financial statements included herein. We also have minimum outstanding purchase obligations of $7.1 million in 2024, $7.3 million in 2025 and $7.5 million in 2026, due under software license agreements, of which the majority relates to our three-year AWS Enterprise agreement.
As of December 31, 2023 and 2022, our TRA liability was $1.8 million and $0.5 million, respectively. We expect that the payments we will be required to make under the TRA will not be substantial, and therefore, in conjunction with the recording of a full valuation allowance on the related TRA deferred tax assets, we have also adjusted the TRA liabilities as of December 31, 2023.
We will continue to evaluate the realization of the TRA tax attributes, and in the future, we may conclude that the TRA liability is probable of payment, and if the TRA is reinstated, the payments would be substantial. Assuming a reinstatement of the TRA liability, there are several assumptions that would be relevant such as, no material changes in relevant tax law, that there are no future redemptions or exchanges of Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, the tax savings associated with acquisitions of common units in the Business Combination would aggregate to approximately $166.3 million, as of December 31, 2023, over 15 years from Closing Date. Under this scenario, we would be required to pay to the Class A Unit holders approximately 85% of such amount, or $141.3 million, as of December 31, 2023, over the 15-year period from the Closing Date. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to us over the life of the TRA and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the TRA. Payments under the TRA are not conditioned on the Class A Unit holders’ continued ownership of us. See Note 16, “Income Taxes,” to our consolidated financial statements included herein.
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
We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, capitalized software development costs, provision for doubtful accounts, goodwill and intangible assets and fair value measurements to have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included herein.
Critical Accounting Policies
Revenue Recognition
We recognize revenue when the fundamental criteria for revenue recognition are met. We recognize revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. We exclude sales taxes and other similar taxes from the measurement of the transaction price. The transaction price reflects the amount we expect to receive for such goods, net of discounts. Discounts issued are primarily related to our Together for Equity Access and Legislation, (“WM Teal”), program, through which we provide discounts including free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. We provide a discount to license holders who were awarded special status by the state based on owner qualifications. These are typically given in new markets to add more diversity and inclusion in the cannabis space. We validate a license’s social equity status on the applicable state’s website. For the years ended December 31, 2023, 2022 and 2021, total discounts issued were $4.2 million, $4.5 million and $2.6 million, respectively. For clients that pay in advance for listing and other services, we record deferred revenue and recognize revenue over the applicable subscription term.
Our revenues are derived primarily from monthly subscriptions to Weedmaps for Business, featured and deal listings and other WM Ad solutions. Our Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured and deal listings and other WM Ad solutions are offered as add-on products to the Weedmaps for Business subscriptions. Featured and deal listings provide customers with premium placement ad solutions and discount and promotion pricing tools. Other WM Ad solutions include banner ads and promotion tiles on our marketplace ad as well as other advertising products on and off the Weedmaps marketplace. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. We rarely need to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, We recognize revenue in proportion to the standalone selling prices of the underlying services at contract inception. The determination of the performance obligations and the timing of satisfaction of such obligations either over time or at a point-in-time requires us to make significant judgment and estimates.
When a customer is identified to be a significant collection risk, the Company fully reserves for all outstanding accounts receivable and records a credit loss for these receivables. Revenue for any new service provided to the customer is not probable of collection until we have collected or reached a settlement on the customers old outstanding accounts receivable balances. We apply all payments received against the customers oldest invoices and we do not recognize revenue for any new services provided until we have collected or reached a settlement on all prior outstanding accounts receivable. Collectability is reassessed when there is a significant change in facts or circumstances. The assessment of collectability considers whether we may limit its exposure to credit risk through its right to stop transferring additional service in the event the customer is delinquent.
See Note 3, “Revenue from Contracts with Customers,” to our consolidated financial statements included herein.
Critical Accounting Estimates
Income Taxes
As a result of the Business Combination, WM Technology, Inc. became the sole managing member of WMH LLC, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, WMH LLC is not subject to U.S. federal and certain state and local income taxes. Accordingly, no provision for U.S. federal and state income taxes has been recorded in the financial statements for the period of January 1 to June 16, 2021 as this period was prior to the Business Combination. Any taxable income or loss generated by WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc. following the Business Combination, on a pro rata basis. WM Technology, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of WMH LLC following the Business Combination. We are also subject to taxes in foreign jurisdictions. Tax laws and regulations are complex and periodically changing and the determination of our provision for income taxes, including our taxable income, deferred tax assets and TRA liability, requires us to make significant judgment, assumptions and estimates.
In connection with the Business Combination, we entered into a TRA with continuing members that provides for a payment to the continuing members of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH Units. In connection with such potential future tax benefits resulting from the Business Combination and subsequent redemptions or exchanges of WHM Units, we have established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. Our calculation of the TRA asset and liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. As of December 31, 2023 and 2022, TRA liability were $1.8 million and $0.5 million.

Based on the weight of all available evidence, both positive and negative, we determined during the three months ended December 31, 2022 that a full valuation allowance was required against our net deferred tax assets. We continued the remeasurement of the valuation allowance during the year ended December 31, 2023 and determined that a full valuation allowance was required as of December 31, 2023. See Note 16, “Income Taxes,” to our consolidated financial statements included herein.
Stock-based Compensation
We measure fair value of employee stock-based compensation awards on the date of grant and allocate the related expense over the requisite service period. The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) is equal to the market price of our Class A common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. When awards include a performance condition that impacts the vesting of the award, we record compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. Forfeitures of stock-based awards are recognized as they occur. For the years ended December 31, 2023 and 2022, we recognized stock-based compensation expense of $13.5 million and $23.5 million, respectively. See Note 14, “Stock-based Compensation,” to our consolidated financial statements included herein.
Capitalized Software Development Costs
We capitalize certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. In accordance with authoritative guidance, we capitalize these costs when the preliminary development project stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and performed as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The accounting for website and internal-use software costs requires us to make significant judgment, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the years ended December 31, 2023 and 2022, we capitalized $13.1 million and $15.5 million of costs related to the development of software applications.
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
We calculate the expected credit losses on a pool basis for those trade receivables that have similar risk characteristics. For those trade receivables that do not share similar risk characteristics, the allowance for expected credit losses is calculated on an individual basis. Risk characteristics relevant to our accounts receivable include balance of customer account and aging status. The allowance for credit losses was $8.7 million and $12.2 million as of December 31, 2023 and December 31, 2022, respectively. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included herein.
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
Goodwill is not amortized and is subject to annual impairment testing, or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. We recorded an impairment charge of $6.1 million for the year ended December 31, 2023 related to intangible assets associated with certain product offerings that were sunset in December 2023, which is included in asset impairment charges in the consolidated statements of operations. No intangible asset impairment charges have been recorded for the years ended December 31, 2022 and 2021. See Note 2, “Summary of Significant Accounting Policies,” and Note 9, “Goodwill and Intangible Assets,” to these consolidated financial statements for additional information.
Other Long-Lived Assets
We assess potential impairments to our long-lived assets, which includes property and equipment and operating lease assets, at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2023 and 2022, our operating leases had a weighted average remaining lease term of 6.3 years and 6.8 years and a weighted-average discount rate of 9.8%. Our lease agreements do not provide an implicit rate and as a result, we used an estimated incremental borrowing rate, which was derived from third-party information available at the time we adopted ASC 842 in determining the present value of future lease payments. The rate used is for a secured borrowing of a similar term as the right of use asset. The fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent.
We assess impairment of ROU assets when an event and change in circumstance indicates that the carrying value of such ROU assets may not be recoverable. If an event and a change in circumstance indicates that the carrying value of an ROU asset may not be recoverable and the estimated fair value attributable to the ROU asset is less than its carrying value, an impairment loss equals to the excess of the ROU asset’s carrying value over its fair value is recognized.
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, we test the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, we perform the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, we rely on a discounted cash flow approach using market participant assumptions of the expected cash flows.
In 2023,we recognized a ROU asset impairment charge of $10.9 million driven by updated sublease assumptions for our second headquarter space in Los Angeles, California, pursuant to an operating lease that expires in 2031. In addition, we recognized ROU asset impairment charges of $0.6 million and $2.4 million during the years ended December 31, 2022 and 2021, respectively, related to certain ROU assets reducing the carrying values of the lease assets to their estimated fair values based on the discounted cash flows of estimated net rental income for the office spaces subleased. The ROU impairment charges are included in general and administrative expenses in the consolidated statements of operations.
We assess impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. For the year ended December 31, 2023, we recorded impairment charges of $3.9 million of which $2.7 million related to property and equipment associated with certain product offerings that were sunset in December 2023 and $1.3 million related to leasehold improvements associated with the impairment of a ROU asset both of which are included in asset impairment charges in the consolidated statements of operations. No impairments to property and equipment were recorded during the years ended December 31, 2022 and 2021.
Fair Value Measurements
In connection with the Business Combination, we assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants. As of December 31, 2023, 12,499,973 of the Public Warrant and all of the Private Placement Warrants remained outstanding . The warrants are measured at fair value under ASC 820 - Fair Value Measurements. The fair value of the Public Warrants is classified as Level 1 financial instruments and is based on the publicly listed trading price of our Public Warrants. The fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact our results of operations in future periods. As of December 31, 2023 and December 31, 2022, warrant liability was $0.6 million and $2.1 million, respectively. See Note 6, “Fair Value Measurements,” to our consolidated financial statements included herein.

Recent Accounting Pronouncements
We currently have no material recent accounting pronouncements yet to be adopted.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the years ended December 31, 2023, 2022 and 2021. For all periods presented, we believe the exposure to foreign currency fluctuation from operating expenses is immaterial as the related costs do not constitute a significant portion of our total expenses.
Interest Rate Fluctuation Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2023, we did not have any cash equivalents.
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because we only hold cash, our portfolio’s fair value is insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
Concentrations of Credit Risk
Our financial instruments are potentially subject to concentrations of credit risk. We place our cash with high quality credit institutions. From time to time, we maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2023, we had cash balances that exceeded the deposit insurance limit with five financial institutions. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Inflation
Other than as set forth in the note above titled “Growth and Retention of Our Paying Clients”, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023, 2022 and 2021.
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
With the foregoing in mind, our executive chair and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our executive chair and chief financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Changes in Internal Control Over Financial Reporting
Except for the material weaknesses identified during 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The following entity-level material weaknesses have been identified: We did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, information and communication and monitoring activities components, relating to (i) developing general control activities over technology to support the achievement of objectives across the entity, (ii) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, and (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels.
The entity-level material weaknesses contributed to other material weaknesses within our system of internal control over financial reporting as follow:
•We did not design and maintain effective information technology (IT) general controls for certain information systems supporting our key financial reporting processes. Specifically, we did not design, implement and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, and (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production. As a result, IT application controls and business process controls that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all of our financial statement account balances and disclosures.
•We did not design and maintain effective information technology (IT) general controls for certain information systems supporting our key financial reporting processes. Specifically, we did not design, implement and maintain sufficient change management, security, and operations controls for certain in-scope on-premise applications and vendor-supported applications.
•We did not design and maintain effective process-level controls related to the order-to-cash cycle (including revenues, accounts receivables, and deferred revenue), procure-to-pay-cycle (including operating expenses, prepaid expenses and other current assets, accounts payable and accrued expenses), capitalized software, and long-term assets. The material weakness related to the order-to-cash cycle resulted in an inadequate policy associated with our revenue recognition policies related to the cash collection of a certain subset of our customers that had been placed on a cash basis and, in turn, the restatement of our unaudited condensed consolidated financial statements in its prior three quarters reported in 2023 as of and for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023 included in our quarterly reports on Form 10-Q for the corresponding periods. Additionally, this material weakness could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

For the year ended December 31, 2022, we identified a material weakness in internal control related to ineffective IT general controls in the areas of user access and program change-management over certain information technology systems that support our financial reporting processes. We took measures to remediate this material weakness, specifically by undertaking the following measures:
•removing developers’ administrative access from production systems;
•removing the ability for certain users, including developers, to access other users’ accounts; and
•implementing audit trails to log and monitor system configuration and data changes made by users to detect erroneous or unauthorized changes.
Our remediation efforts concluded as of June 30, 2023 when we determined that the above measures had been implemented. As of July 2023, administrative access to the sandbox environment where development activities take place was extended to users with administrative access to the production environment, thereby negating the remediation efforts taken. This access was not subject to our monthly monitoring control activity and persisted through the remainder of fiscal 2023. The lack of successful completion of our remediation efforts related to this material weakness identified for the year ended December 31, 2022 is reflected in the first bullet of our 2023 material weaknesses discussed above.
Remediation
We have begun the process of evaluating the material weaknesses and developing our full remediation plan. Until the remediation plan is implemented, tested, and deemed effective we cannot assure that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected and could reduce the market’s confidence in our financial statements and harm our stock price.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following is a brief biography of each nominee and each director whose term will continue after the Annual Meeting.
Douglas Francis. Mr. Francis, age 46, has served as a member of the Board since June 2021, and as Executive Chair since August 2022. Mr. Francis is a co-founder of WM Holding Company, LLC (when referred to in its pre-Business Combination capacity, “Legacy WMH”), and served as Chairperson of Legacy WMH’s board of managers from March 2019 to June 2021 and as a member of Legacy WMH’s board of managers prior to that. Mr. Francis previously served as Legacy WMH’s Chief Executive Officer from February 2016 until March 2019 and as Legacy WMH’s President from January 2009 to February 2016. Mr. Francis has served in management positions in each of Legacy WMH’s current subsidiaries. Mr. Francis holds a B.S. in Business Administration and Management from Chapman University.
Scott Gordon. Mr. Gordon, age 62, has served as a member of the Board since June 2021. Mr. Gordon has held the dual roles of Chief Executive Officer and Chairperson of the board of directors of Silver Spike Investment Corp. since its founding. Similarly, he served in the same capacities for Silver Spike Acquisition Corp. from its inception until June 2021.Mr. Gordon is the co-founder and since 2016 has been the Chairperson of Egg Rock Holdings, parent company of the Papa & Barkley family of cannabis products with related subsidiary assets in manufacturing, processing, and logistics. Egg Rock Holdings also is the parent company of Papa & Barkley Essentials, a hemp-derived CBD business based in Colorado. From 2016 to 2018, Mr. Gordon was also President of Fintech Advisory Inc., investment manager for a multibillion dollar family office fund focused on long-term and opportunistic investments in emerging markets. From 2013 to 2016, Mr. Gordon served as a Portfolio Manager at Taconic Capital Advisors, a multi-strategy investment firm. Prior to joining Taconic, Mr. Gordon was a Partner and Portfolio Manager at Caxton Associates from 2009 to 2012. He was also a Senior Managing Director and Head of Emerging Markets at Marathon Asset Management from 2007 to 2009. Earlier in his career, Mr. Gordon also held leadership positions at Bank of America and ING Capital. Mr. Gordon was a founding member of the Emerging Markets business at JP Morgan where he worked upon graduating from Bowdoin College in 1983.
Fiona Tan. Ms. Tan, age 53, has served as a member of the Board since June 2021. Since March 2022, Ms. Tan has served as Chief Technology Officer for Wayfair LLC, where she previously served as the Global Head of Customer and Supplier Technology from September 2020 to March 2022. She has held various leadership positions at Walmart Inc., including Head of Technology for Walmart US from March 2019 to September 2020, Senior Vice President of Engineering and Customer Technology for Walmart Labs from January 2017 to March 2019 and Vice President of Engineering and International Markets for Walmart Labs Strategy and Operations from April 2014 to January 2017. Additionally, Ms. Tan was Vice President of Engineering for Ariba, Inc. from January 2012 to April 2014 and held the same role at TIBCO Software, Inc. from January 1995 to October 2011, and worked as a Senior Technical Staff Member role at Oracle Corporation from January 1993 to May 1995. Ms. Tan holds an M.S. in Computer Science from Stanford University and a B.S. in Computer Science and Engineering from the Massachusetts Institute of Technology.
Anthony Bay. Mr. Bay, age 68, has served as a member of the Board since March 2022. Prior to joining the Board, Mr. Bay served on three public boards, including two as Chairman as well as numerous private boards. Since September 2019, Mr. Bay has served as the Founder and Chief Executive Officer of Techquity, a technology advisory firm helping innovative companies leverage software and cloud operations to scale faster with less risk. From 2013 to 2016, he served as Chief Executive Officer of Rdio, a leading global music subscription streaming service with over 70 million registered users and 14 million active. In November 2015, Rdio filed for Chapter 11 bankruptcy relief as a condition of its sale to Pandora. Prior to Rdio, Mr. Bay served as a Vice President and Global head for Digital Video for Amazon from 2011 to 2013, responsible for all aspects of the company’s Digital Video and streaming business globally. During his eight year tenure at Microsoft, Mr. Bay was Corporate Vice President and General Manager of Microsoft’s Digital Media Division and a member of Microsoft’s executive staff. Prior to that, Mr. Bay was General Manager of Microsoft’s Commercial Systems Division, responsible for developing core components of Microsoft’s Internet services platform, including ISP/carrier infrastructure, website development and eCommerce. Mr. Bay joined Microsoft as part of the MSN management team in 1994, eventually overseeing all MSN development and production systems. From 1986 to 1994, Mr. Bay also worked at Apple Computer in various product leadership roles, including three years at Apple’s European headquarters in Paris. Mr. Bay holds an MBA from San Jose State University and undergraduate degree in Economics from the University of California, Los Angeles.
Tony Aquila. Mr. Aquila, age 59, has served as a member of the Board since June 2021. Since April 2021, Mr. Aquila has served as the Chief Executive Officer of Canoo, Inc., a mobility technology company, and as the Executive Chairman of the Board of Canoo since December 2020. In June 2019, Mr. Aquila founded AFV Partners, an affirmative low-leverage capital vehicle that invests in long-term mission critical software, data and technology businesses and has served as its Chairperson and Chief Executive Officer since its founding. In 2005, Mr. Aquila founded Solera Holdings Inc., and led it as Chairperson and

Chief Executive Officer to a $1 billion initial public offering in 2007, and in the following years sourced and executed over 50 acquisitions significantly expanding Solera’s total addressable market. Mr. Aquila oversaw Solera’s $6.5 billion transaction from a public-to-private business in 2016. Mr. Aquila has also served as a member of the Arkansas Council on Future Mobility since February 2022 and as a member of the board of directors of The Lost Explorer Mezcal Company, a sustainable producer and distributor of handcrafted mezcal, since May 2021. Furthermore, Mr. Aquila currently serves as the Chairperson for Aircraft Performance Group, LLC, a global provider of mission critical flight operations software, since January 2020, RocketRoute Limited, a global aviation services company, since March 2020, and APG Avionics LLC, an aviation data and software company for the general aviation market, since September 2020. From November 2018 to July 2020, Mr. Aquila served as the Global Chairperson of Sportradar Group, a sports data and content company. Mr. Aquila has also served as a director of Guardianship Services Inc., a nonprofit organization providing guardianship and support services to at-risk adults in Tarrant County, Texas since October 2020.
Brenda Freeman. Ms. Freeman, age 59, has served as a member of the Board since June 2021. Ms. Freeman founded and has served as President of Joyeux Advisory Group LLC, a firm providing advisory services to early-stage startups and Fortune 500 companies, since January 2018. Since April 2021 Ms. Freeman has also served as a partner of Debut Capital. Ms. Freeman previously served as Chief Brand Officer of Wunderkind Corporation, a company that creates personalized marketing solutions, from April 2020 through March 2023. Prior to that, Ms. Freeman served as Chief Executive Officer for Arteza, Inc., a direct-to-consumer arts and crafts manufacturing and supply company from February 2020 to February 2021. From March 2016 to December 2018, Ms. Freeman was Chief Marketing Officer of Magic Leap, Inc., a virtual reality technology company, and from December 2018 to April 2019 was Senior Advisor to the Chief Executive Officer. From March 2015 to March 2016, Ms. Freeman served as Chief Marketing Officer of National Geographic Channel, a television network and channel. Prior to that, Ms. Freeman served as Chief Marketing Officer at Turner Broadcasting Systems, Inc. and was Vice President, television marketing at DreamWorks Animation SKG Inc. Ms. Freeman has been a member of the boards of directors of Blue Apron Holdings, Inc. since October 2020 (which became privately owned in November 2023), of Caleres, Inc. since April 2017 and of Avnet, Inc. since November 2018. Ms. Freeman previously served on the board of directors of Herman Miller, Inc. from January 2016 to June 2019 and on the board of directors of RTW Retailwinds, Inc. from April 2019 to April 2020. Ms. Freeman holds a B.S. degree in chemical engineering and an M.B.A degree from the University of Maryland.
Olga Gonzalez. Ms. Gonzalez, age 57, has served as a member of the Board since June 2021. Since April 2023, Ms. Gonzalez has served as CEO and President of Wild Fork USA. Prior to that, from April 2022 to April 2023 and January 2021 to April 2022, Ms. Gonzalez served as Global COO and Global Business Leader, respectively, for Wild Fork Foods, an online specialty food service. Prior to that, Ms. Gonzalez held various leadership positions at Walmart Inc., including Senior Vice President and Chief Financial Officer at Walmart México y Centroamérica from July 2017 to April 2020, Vice President Commercial & Operations Finance at Walmart México y Centroamérica from October 2014 to June 2017, Chief Financial Officer at Walmart Chile from 2011 to 2014, and Vice President, Internal Audit Services Latin America at Walmart US from 2010 to 2011. Previously, Ms. Gonzalez had served as Director, Internal Audit at General Motors Company from 2006 to 2010 and from 1996 to 2004, Vice President, Enterprise Risk and Assurance Services at the American Express Company from 2004 to 2006, and Internal Audit at Banco Santander from 1989 to 1996. Ms. Gonzalez holds a Bachelor of Business Administration degree from Pontificia Universidad Católica de Puerto Rico and an M.B.A. from Florida International University.
Director Independence
As required under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of the Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Compensation Committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a Compensation Committee member. Additionally, Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee of the board of directors or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or be an affiliated person of the listed company or any of its subsidiaries. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable Nasdaq listing standards: Messrs. Aquila, Bay and Gordon and Mses. Freeman, Gonzalez and Tan. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.
In making those independence determinations, the Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Related Person Transactions” that occurred during any 12-month period within the last three fiscal years.
Board Leadership Structure
The Board is currently chaired by the Executive Chair of the Company, Mr. Francis, who has an active role in leading the Company as our principal executive officer and member of the Board. Ms. Freeman currently serves as our lead independent director.
The Company believes that during this transformational period, it is valuable to have Mr. Francis in the combined positions of principal executive officer and Board chair because of his extensive history with and knowledge of the Company, and this arrangement provides a single, clear chain of command to rapidly execute the Company’s strategic initiatives and business plans. In addition, the Company believes that this combined role better positions Mr. Francis to act as a bridge between management and the Board, facilitating the regular flow of information.
The Board appointed Ms. Freeman as the lead independent director to help reinforce the independence of the Board as a whole. The position of lead independent director has been structured to serve as an effective balance to a combined principal executive officer and Executive Chair: the lead independent director is empowered to, among other duties and responsibilities, approve agendas and meeting schedules for regular Board meetings, preside over Board meetings in the absence of the Executive Chair, preside over and establish the agendas for meetings of the independent directors, act as liaison between the Executive Chair and the independent directors, approve information sent to the Board, preside over any portions of Board meetings at which the evaluation or compensation of the principal executive officer is presented or discussed and, as appropriate upon request, act as a liaison to our stockholders. In addition, it is the responsibility of the lead independent director to coordinate between the Board and management with regard to the determination and implementation of responses to any problematic risk management issues. As a result, the Company believes that the lead independent director can help ensure the effective independent functioning of the Board in its oversight responsibilities. In addition, the Company believes that the lead independent director is better positioned to build a consensus among directors and to serve as a conduit between the other independent directors and the Executive Chair, for example, by facilitating the inclusion on meeting agendas of matters of concern to the independent directors.
Role of the Board in Risk Oversight
Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, cybersecurity, legal and compliance, and reputational. We have designed and implemented processes to manage these risks. Management is responsible for the day-to-day implementation, oversight and management of risks and risk processes our company faces, while the Board, as a whole and assisted by its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed.
The Board administers this oversight function directly through the Board as a whole, as well as through various Board committees that address risks inherent in their respective areas of oversight. The Board believes that open communication between management and the Board is essential for effective risk management and oversight. Consistent with this approach, the Board, with the assistance of its committees, regularly reviews our strategic and operational risks in the context of discussions with management, question and answer sessions, and reports from the management team at each of its regular meetings. Directors also have access to management outside of its regular meetings and are free to ask questions and receive information necessary to perform their duties as a director.
In particular, the Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company, and for coordinating with management on decisions relating to any matters that carry potential enterprise-level risks. The Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including management’s guidelines and policies around quarterly reporting. The Audit Committee is also responsible for monitoring compliance with legal and regulatory requirements, including our Related Person Transaction Policy, in addition to oversight of the performance of our internal audit function. The Audit Committee’s responsibilities also include primary responsibility to help the Board oversee the Company’s enterprise risk assessment and management policies, procedures and practices (including, together with assistance from the Technology Committee, those risks related to information security, cybersecurity and data protection), as well as review and determination of material commercial relationships and mergers, acquisitions or similar transactions that may have a material impact on the Company. The Nominating and Corporate Governance Committee is responsible for monitoring the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. The Compensation Committee is responsible for assessing and monitoring whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. The Technology Committee is responsible for oversight of the management of risks related to the Company’s technology, data, information security and tracking, and related matters, including disclosure of the Company’s key metrics and other operational data, together with assisting the Audit Committee with oversight of those risks related to information security, cybersecurity and data protection.
Meetings of the Board of Directors
The Board met seven times during 2023. All directors attended 75% or more of the aggregate number of meetings of the Board and of the committees on which they served, held during the portion of the last fiscal year for which they were a director or member.
As required under applicable Nasdaq listing standards, in 2023, the Company’s independent directors met six times in regularly scheduled executive sessions at which only independent directors were present.
Information Regarding Committees of the Board of Directors
The Board established the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Technology Committee. The Board adopted a charter for each of the committees, which complies with the applicable requirements of current Nasdaq rules and can be found at our website at ir.weedmaps.com. We intend to comply with future requirements to the extent they will be applicable to us. Copies of the charters for each committee are available on the investor relations portion of our website. The following table provides membership and meeting information for the year ended December 31, 2023 for each of the standing Board committees:

Director	Audit	Compensation	Nominating and Corporate Governance	Technology
Tony Aquila		X**
Anthony Bay	X	X
Douglas Francis*				X
Brenda Freeman	X		X**
Olga Gonzalez	X**
Scott Gordon	X	X
Fiona Tan			X	X**
Total Meetings in the year ended December 31, 2023	8	9	3	4
*Executive Chair
** Committee Chairperson
Below is a description of each standing committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to us.
Audit Committee
The Audit Committee consists of Mses. Gonzalez and Freeman and Messrs. Bay and Gordon. The Board has determined that each of the members of the Audit Committee satisfy the independence requirements of Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards and Rule 10A-3 under the Exchange Act. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each Audit Committee member’s scope of experience and the nature of their prior and/or current employment.

We named Ms. Gonzalez as the Chairperson of the Audit Committee. The Board determined that Ms. Gonzalez and Mr. Bay qualify as audit committee financial experts within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq listing rules. In making this determination, the Board considered Ms. Gonzalez’s formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically will meet privately with our Audit Committee. The Audit Committee met eight times during 2023.
The functions of this committee include, among other things, to:
•approve the hiring, discharging and compensation of our independent registered public accounting firm; oversee the work of our independent registered public accounting firm;
•approve engagements of the independent registered public accounting firm to render any audit or permissible non-audit services;
•review the qualifications, independence and performance of the independent registered public accounting firm;
•review our financial statements and review our critical accounting policies and estimates;
•review and approve related party transactions;
•review the adequacy and effectiveness of our internal controls; and
•review and discuss with management and the independent registered public accounting firm the results of our annual audit, our quarterly financial statements and our publicly filed reports, and resolve disagreements that may arise from time to time between the independent registered public accounting firm and management.
Compensation Committee
The Compensation Committee consists of Messrs. Aquila, Bay and Gordon. We named Mr. Aquila as the Chairperson of the Compensation Committee. The Board has determined that each of the members of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Rule 5605(d)(2) of the Nasdaq listing standards. The Compensation Committee met nine times during 2023.
The functions of the Compensation Committee include, among other things, to:
•review and recommend policies relating to compensation and benefits of our officers and employees;
•review and approve corporate goals and objectives relevant to compensation of our chief executive officer and other senior officers;
•evaluate the performance of our officers in light of established goals and objectives;
•recommend compensation of our officers based on its evaluations; and
•administer the issuance of stock options and other awards under our stock plans.
Compensation Committee Processes and Procedures
The Compensation Committee has quarterly meetings scheduled, and meets with greater frequency if necessary. The agenda for each meeting is usually developed by the Chairperson of the Compensation Committee, in consultation with the General Counsel. The Compensation Committee meets as necessary in executive session. However, from time to time, the Compensation Committee may invite to its meetings any director, officer or employee of the Company and such other persons as it deems appropriate in order to carry out its responsibilities. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or performance. In addition, under its charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the compensation and oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under its charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration factors prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.
During the past fiscal year, after taking into consideration those factors prescribed by the SEC and Nasdaq, the Compensation Committee engaged Compensia Inc. (“Compensia”) as compensation consultants.
During the year ended December 31, 2023, Compensia provided the following services:

•Compensation, Discussion and Analysis drafting and review for the Proxy Statement for the 2023 Annual Meeting;
•assisted the Compensation Committee in refreshing our compensation peer group;
•provided competitive market data based on the compensation peer group for our executive officer positions, and evaluated how the compensation we pay our executive officers compares both to our performance and to how the companies in our compensation peer group and broader technology industry compensate their executives; and
•provided guidance on other compensation topics including clawback programs, equity design and programs, burn rates and overhang levels, and ad hoc market data and practices.
Per its charter, the Compensation Committee is responsible for reviewing and approving most of the significant adjustments to annual compensation, and determines base salary, bonus and equity awards for all Named Executive Officers at one or more meetings scheduled to be held during the first quarter of its fiscal year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. The Compensation Committee recommends to the independent members of the Board for determination and approval the compensation and other terms of employment of our Chief Executive Officer and evaluates the Chief Executive Officer’s performance in light of relevant corporate performance goals and objectives. For all Named Executive Officers and non-employee directors as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to our executive officers in various hypothetical scenarios, executive officer and non-employee director stock ownership information, our stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive and non-employee director compensation paid at other companies identified by the consultant.
The Compensation Committee has evaluated its relationship with Compensia to ensure that it believes that such firm is independent from management. This review process included a review of the services that such compensation consultant provided, the quality of those services and the fees associated with the services provided during 2023. Based on this review, as well as consideration of the factors affecting independence set forth in Exchange Act Rule 10C-1(b)(4), Rule 5605(d)(3)(D) of the Nasdaq rules, and such other factors as were deemed relevant under the circumstances, the Compensation Committee has determined that no conflict of interest was raised as a result of the work performed by Compensia.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee consists of Mses. Tan and Freeman. Ms. Freeman serves as the Chairperson of the Nominating and Corporate Governance Committee. The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of Nasdaq. The Nominating and Corporate Governance Committee met three times during 2023.
The functions of the Nominating and Corporate Governance Committee include, among other things, to:
•evaluate and make recommendations regarding the organization and governance of the Board and its committees;
•assess the performance of members of the Board and make recommendations regarding committee and chairperson assignments;
•recommend desired qualifications for Board membership and conduct searches for potential members of the Board; and
•review and make recommendations with regard to our corporate governance guidelines.
The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity (including gender, racial and ethnic diversity), age, skills and such other factors as it deems appropriate, given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of the Board. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Nominating and Corporate Governance Committee also takes into account the results of the Board’s self-evaluation, conducted annually on a group and individual basis and every three years, conducted with an outside consultant. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. In the year ended December 31, 2023, the Nominating and Corporate Governance Committee did not pay any fees to third parties to assist in the process of identifying or evaluating director candidates.
At this time, the Nominating and Corporate Governance Committee does not have a policy with regard to the consideration of director candidates recommended by stockholders. The Nominating and Corporate Governance Committee believes that it is in the best position to identify, review, evaluate and select qualified candidates for Board membership, based on the comprehensive criteria for Board membership approved by the Board.
Technology Committee
The Technology Committee consists of Ms. Tan and Mr. Francis. Ms. Tan serves as the Chairperson of the Technology Committee. The Technology Committee met four times during 2023.
The functions of the Technology Committee include, among other things, to:
•evaluate and make recommendations regarding our major technology developments, technology related systems and architecture;
•oversee the formulation, definition, tracking, retention and reporting of our key metrics, performance indicators and other operational data, and help ensure effective internal and disclosure controls related to such data;
•provide guidance regarding significant emerging technology issues and trends that may affect our business and strategies; and
•review and provide guidance regarding our technology risk management, including our policies and procedures with respect to technology and its uses including cybersecurity, reporting and data system management.
Stockholder Communications with the Board of Directors
Our relationship with our stockholders is an important part of our corporate governance program. Engaging with stockholders helps us to understand how they view us, to set goals and expectations for our performance, and to identify emerging issues that may affect our strategies, corporate governance, compensation practices or other aspects of our operations. Our stockholder and investor outreach includes investor road shows, analyst meetings, and investor conferences and meetings. We also communicate with stockholders and other stakeholders through various media, including our annual report and SEC filings, proxy statement, news releases and our website. Our webcasts for quarterly earnings releases are open to all. These webcasts are available in real time and are archived on our website for a period of time.
We have not adopted a formal process for stockholder communications with the Board. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe our responsiveness to stockholder communications to the Board has been excellent and therefore a formal process is not necessary.
Code of Conduct
The Board adopted a Code of Conduct (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at ir.weedmaps.com. The nominating and corporate governance committee of the Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Corporate Governance Guidelines
The Board has documented our governance practices by adopting Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, principal executive officer performance evaluation and succession planning, and board committees and compensation. Our Corporate Governance Guidelines, as well as the charters for each committee of the Board, may be viewed at ir.weedmaps.com.
Hedging and Pledging Policy
As part of our insider trading policy, all our directors, officers, employees and certain designated consultants are prohibited from engaging in short sales of our securities, establishing margin accounts, pledging our securities as collateral for a loan, trading in derivative securities, including buying or selling puts or calls on our securities, or otherwise engaging in any form of hedging or monetization transactions (such as prepaid variable forwards, equity swaps, collars and exchange funds) involving our securities.
Executive Officers
The following table sets forth certain information with respect to our current executive officers as of Monday, May 13, 2024.

Name	Age	Position
Executive Officers
Douglas Francis	46	Executive Chair
Susan Echard	59	Interim Chief Financial Officer
Duncan Grazier	37	Chief Technology Officer
Brian Camire	45	General Counsel and Secretary
The following sets forth biographical information with respect to our executive officers who are not directors.
Susan Echard. Ms. Echard has served as Interim Chief Financial Officer since February 2024. Since February 2021 Ms. Echard has been a Partner of SeatonHill Partners, LP (“SeatonHill”) a leading national CFO services firm that also offers project based financial leadership. While serving as a partner at SeatonHill, Ms. Echard served from June 2021 to June 2023 as CFO for Direct Digital Holdings, an online solutions provider in digital marketing & advertising. Prior to that, from April 2019 to February 2021, Ms. Echard served as CFO for Trinity Capital Investment, a venture debt and equipment financing provider to growth-stage companies, and, in such capacity, was responsible for all aspects of the firm’s financial matters, investor relations, legal and human resource management. Prior to joining Trinity, Ms. Echard served as the Chief Financial Officer at CUBEX LLC, a medical, dental and veterinary inventory management company, from January 2017 to February 2019. Ms. Echard is an accomplished executive with over 35 years’ experience, both domestic and international, within Big Four and CFO roles. Ms. Echard has a Bachelor of Business Administration degree in accounting from the University of Michigan-Flint.
Duncan Grazier. Mr. Grazier has served as our Chief Technology Officer since December 2022. Mr. Grazier previously served (for both Legacy WMH and the Company) as Senior Vice President, Engineering from November 2020 to December 2022. Mr. Grazier served as an advisor to American Field from January 2019 to April 2019, and served as VP of Engineering at MealPal, from April 2019 to August 2019. He also previously served as founding Chief Technology Officer for Voray, Inc. from December 2015 to November 2018. Mr. Grazier attended the Rochester Institute of Technology from 2005 to 2008.
Brian Camire. Mr. Camire has served as our General Counsel and Secretary since June 2021. Mr. Camire served as Legacy WMH’s General Counsel from May 2019 to June 2021. Prior to joining Legacy WMH, Mr. Camire served as Associate General Counsel of Snap Inc. from May 2016 until April 2019 and as Corporate Counsel from March 2015 to May 2016. From January 2011 to February 2015, Mr. Camire worked as an associate attorney at Cooley LLP. Mr. Camire holds a B.A. in Mathematics from Northwestern University and a J.D. from the University of Michigan Law School.

ITEM 11.    EXECUTIVE COMPENSATION
We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program than companies that are not smaller reporting companies, our Compensation Committee is committed to providing the information necessary to help shareholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe our 2023 compensation program for our Named Executive Officers.
Our Named Executive Officers for the year ended December 31, 2023, are:
•Douglas Francis, our principal executive officer and Executive Chair
•Brian Camire, our General Counsel and Secretary
•Duncan Grazier, our Chief Technology Officer
Relationship Between Pay and Performance
We believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our Named Executive Officers and of aligning their interests with those of our stockholders. To ensure this alignment and to motivate and reward individual initiative and effort, we seek to ensure that a meaningful portion of our Named Executive Officers’ target annual total direct compensation opportunity is both variable in nature and “at-risk.”
We emphasize variable compensation that appropriately rewards our Named Executive Officers through two separate compensation elements:
•The Compensation Committee adopted a formal cash bonus plan for 2023 that provides our Named Executive Officers (other than Mr. Francis) with the opportunity to earn cash bonus payments if we produce short-term financial, operational, and strategic results that meet or exceed pre-established corporate performance goals and does not include the evaluation of any individual contributions in achieving those goals.
•In addition, we grant time-based RSU awards, and have in the past granted performance-based RSU (PRSU) awards, that may be earned or vest and settled for shares of our Class A Common Stock, which in the aggregate comprise a majority of our Named Executive Officers’ target annual total direct compensation opportunities. The value of these equity awards depends entirely on the value of our Class A Common Stock, thereby incentivizing our Named Executive Officers to build sustainable long-term value for the benefit of our stockholders.
These variable pay elements ensure that, each year, a substantial portion of our Named Executive Officers’ target total direct compensation is contingent in nature, rather than fixed, with the amounts ultimately payable subject to variability above or below target levels commensurate with our actual performance.
In 2023, approximately 33%, on average, of Mr. Camire’s and Mr. Grazier’s target total direct compensation consisted of variable, “at-risk” compensation. Mr. Francis’ 2023 compensation was solely as set forth in his offer letter of August 15, 2023, and did not include a target cash bonus opportunity or equity award. For additional information, see “—Executive Employment Arrangements” below.
We believe that this design provides balanced incentives for our Named Executive Officers to execute our operational objectives and drive long-term growth. To ensure that we remain faithful to our compensation philosophy, the Compensation Committee intends to regularly evaluate the relationship between the reported values of the equity awards granted to our Named Executive Officers, the amount of compensation realizable (and, ultimately, realized) from such awards in subsequent years, and our performance over this period.
Executive Compensation Policies and Practices
We endeavor to maintain sound corporate governance standards consistent with our executive compensation policies and practices. The Compensation Committee reviews our executive compensation program on an annual basis to ensure consistency with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation-related policies and practices that were in effect during 2023:

WHAT WE DO	WHAT WE DON’T DO
•Maintain Independent Compensation Committee. The Compensation Committee is comprised solely of independent directors who determine our compensation policies and practices and who have established effective means for communicating with our stockholders regarding their executive compensation views and concerns, as described in this Proxy Statement.

•No Executive Officer Retirement Plans. We do not currently offer, nor do we have plans to offer, defined benefit pension plans or any non-qualified deferred compensation plans or arrangements to our Named Executive Officers other than the plans and arrangements that are available to all our other employees. Our Named Executive Officers are eligible to participate in our Section 401(k) retirement savings plan on the same basis as our other employees.

•Retain an Independent Compensation Consultant. In 2023, the Compensation Committee engaged its own compensation consultant to provide information, analysis, and other advice on compensation matters independent of management. This compensation consultant performed no other services for us during 2023.

•Limited Executive Officer Perquisites. We generally provide benefits to our Named Executive Officers on the same basis as provided to all of our employees, including health, dental and vision insurance; accidental death and dismemberment insurance; disability insurance; and a tax-qualified Section 401(k) plan.

•Annual Executive Compensation Review. The Compensation Committee reviews and approves our compensation strategy and policies planned to be done annually, including review and approval of the 2023 short-term incentive plan for executive officers.

•No Tax Payments on Change-in-Control Arrangements. We do not provide any excise tax reimbursement payments (including “gross-ups”) on payments or benefits that are contingent upon a change-in-control of the Company.

•Compensation “At-Risk.” Other than the compensation for Mr. Francis, our executive compensation program is designed so that a meaningful portion of our Named Executive Officers’ target annual total direct compensation is “at-risk” based on corporate performance, as well as equity-based, to align the interests of our Named Executive Officers and stockholders.

•No Hedging or Pledging of our Securities. As part of our insider trading policy, all our directors, officers, employees and certain designated consultants are prohibited from engaging in short sales of our securities, establishing margin accounts, pledging our securities as collateral for a loan, trading in derivative securities, including buying or selling puts or calls on our securities, or otherwise engaging in any form of hedging or monetization transactions (such as prepaid variable forwards, equity swaps, collars and exchange funds) involving our securities.

•Use of “Pay-for-Performance” Philosophy. The majority of our Named Executive Officers’ target annual total direct compensation, other than for Mr. Francis, is directly linked to our financial results and our stock price performance.

•Multi-Year Vesting Requirements. The annual equity awards granted to our Named Executive Officers are earned and/or vest over multi-year periods, consistent with current market practice and our retention objectives.

•Maintain “Double-Trigger” Change-in-Control Arrangements. Our Named Executive Officers other than Mr. Francis are eligible to participate in the Severance and Change in Control Plan, which provides certain payments and other benefits in the event of an involuntary termination of employment in connection with a change-in-control of the Company. These “double-trigger” arrangements require both a change-in-control of the Company plus a qualifying termination of employment before payments and benefits are paid. In addition, all such payments and benefits are subject to the execution and delivery of an effective general waiver and release of claims in favor of the Company.

•Only Broad-Based Health and Welfare Benefits. Our Named Executive Officers participate in broad-based Company-sponsored health and welfare benefit programs on the same basis as our other employees.
•Clawback Policy. We require compensation recoupment with respect to our executive officers pursuant to the terms of our clawback policy.
•Succession Planning. We review the risks associated with our key executive officer positions to ensure adequate succession plans are in place.
Executive Compensation Philosophy and Objectives
Our executive compensation program is designed to achieve our ambitious goals by attracting, motivating, and retaining talented, deeply qualified, and committed individuals who believe in our mission, while rewarding them for long-term value creation. Specifically, our compensation philosophy is as follows:
•Attract Top Talent – Given the nature of our business and our long-term financial and strategic objectives, we must compete with other top technology companies for talent to build and grow our Company;

•Develop and Maintain a Performance-Based Culture – To be successful in a highly competitive market for talent, we must create consistency through a compensation program that motivates exceptional performance by expanding the reach of our employees’ incentives so that they may share in the success of our business with our stockholders; and
•Retain Exceptional Employees – To ensure that we can meet our objectives, we must foster a culture that instills a sense of commitment to the organization and each other while, at the same time, recognizing and rewarding individual contributions and impact.
A critical priority is to promote a long-term commitment to the Company by our Named Executive Officers and other key employees. We believe that there is great value to the Company in having a team of long-tenured, seasoned managers and knowledgeable, experienced employees. Our team-focused culture and management processes are designed to foster this commitment.
While we are still evolving our compensation policies and practices, we strive for a fair, competitive, transparent, and equitable approach in recognizing and rewarding our Named Executive Officers and other employees. We take a principled approach to providing fair, relevant, and competitive compensation and benefits to a dynamic workforce with diverse needs. For our Named Executive Officers, we aim to balance short-term and long-term compensation and fixed amounts of cash with variable incentive compensation.
Compensation Elements
Generally, our executive compensation program consists of three principal elements – base salary, cash bonus opportunities, and long-term incentive compensation in the form of equity awards.

Element	Type of Element	Compensation Element	Objective
Base Salary	Fixed	Cash	Designed to attract and retain executives by providing a competitive fixed amount of cash compensation based on the executive’s role, prior experience, and expected contributions to the Company
Cash Bonuses	Variable	Cash	Designed to motivate our executives to achieve business objectives tied to specific Company metrics and which are aligned to our annual priorities, with the payout opportunity based on Company and individual performance
Long Term Incentive Compensation	Variable	Equity awards in the form of RSU awards that may be settled for shares of our Class A Common Stock and PRSU awards that may be earned and settled for shares of our Class A Common Stock	Designed to align the interests of our executives and our stockholders while helping to attract and retain talented leaders by paying for performance
We also provide certain post-employment compensation (severance and change-in-control) payments and benefits that are consistent with our view of competitive market practices, and other benefits, such as health and welfare programs, including a Section 401(k) retirement savings plan. In general, our executive officers participate in the standard employee health and welfare benefit programs available to our employees generally.
Base Salary
Base salary represents the fixed portion of the compensation of our Named Executive Officers and is a critical element of compensation intended to attract and retain highly talented individuals. Generally, the base salary for each Named Executive Officer is intended to provide a fixed amount of cash compensation that is based on the executive’s role, experience, and expected contributions to the Company. Base salary is also designed to provide our Named Executive Officers with steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance.
The annual base salaries of our Named Executive Officers for 2023 were as follows:

Named Executive Officer	2023 Base Salary ($)
Douglas Francis(1)	$1,020,000
Brian Camire	$410,000
Duncan Grazier(2)	$408,171

___________________________
(1)Mr. Francis’ base salary in 2023 of $1,020,000 became effective on August 15, 2023.
(2)Mr. Grazier’s previous annual base salary was $402,500 and was increased to $425,000 on September 30, 2023.
Upon review, the Compensation Committee (i) awarded the annual base salary for Mr. Francis, (ii) made no adjustment to, and confirmed the annual base salary of Mr. Camire, and (iii) increased Mr. Grazier’s annual base salary as part of its annual review of our executive compensation program.
The total base salaries paid to our Named Executive Officers during 2023 are set forth in the “Summary Compensation Table” below.
Cash Bonuses
Target Bonus Opportunities
From time to time, our Compensation Committee may adjust a Named Executive Officer’s target cash bonus opportunity after taking into account the Named Executive Officer’s position, role and responsibilities, experience, prior target cash bonus opportunity, the target bonus opportunities of our other Named Executive Officers, and our compensation objectives. Our Compensation Committee also considered information about the target bonus opportunities of similarly situated executives in other companies at a similar stage of development. Upon review, the Compensation Committee (i) awarded Mr. Francis a signing bonus as part of his offer letter, (ii) increased the target cash bonus opportunity of Mr. Camire, and (iii) made no adjustments to Mr. Grazier’s target cash bonus opportunity as part of its annual review of our executive compensation program.
The target cash bonus opportunities of our Named Executive Officers for 2023, as a percentage of annual base salary, were as follows:

Named Executive Officer	2023 Base Cash Bonus Opportunity (as a percentage of base salary)	2023 Target Cash Bonus Opportunity ($)
Douglas Francis(1)	—%	$—
Brian Camire	50%	$205,000
Duncan Grazier(2)	50%	$212,500
___________________________
(1)Mr. Francis, was not eligible for a target bonus opportunity in 2023 , but did receive a signing bonus of $700,000 in connection with the entry into his offer letter dated August 15, 2023.
(2)Mr. Grazier’s approved target bonus by the Compensation Committee was based off his increased base salary of $425,000.
Evaluation of Performance
The formal cash bonus plan for 2023 adopted by the Compensation Committee for Mr. Camire and Mr. Grazier did not have an individual award component and was based on Company performance against Revenue, Adj. EBITDA, and Cash targets for fiscal year 2023 in the same manner as the core bonus plan for the rest of the employees of the Company. See “Cash Bonus Payments” for additional details regarding our cash bonus plan.
Cash Bonus Payments
In September 2023 the Compensation Committee approved the short-term incentive plan (STIP) for 2023, which was entirely based on our actual financial performance for the year. The company performance award comprised 100% of the cash bonuses available under the STIP, and was based on (i) fiscal year 2023 Revenue achievement (50% of the company performance award) and (ii) fiscal year 2023 Adj. EBITDA achievement (50% of the company performance award), with a minimum cash component measured as of December 31, 2023 which was a minimum condition to be met in order for any bonus to be paid. The Compensation Committee reviewed and provided input on our Executive Chair’s determinations as to each Named Executive Officer’s cash bonus target.
Based on our Compensation Committee’s assessment of our corporate performance during the fiscal year, our Named Executive Officers 2023 STIP bonus was achieved at 66.5% based on achievement of the 2023 Revenue and 2023 Adjusted EBITDA goals. In May 2024, upon review and consideration of executive performance for 2023, our Compensation Committee determined that a discretionary cash bonus should be paid to Mr. Camire and Mr. Grazier to account for their individual contributions, raising their cash bonus amounts to $181,425 and $188,062, respectively:

Named Executive Officer	2023 Target Cash Bonus Opportunity ($)	Actual 2023 Cash Bonus ($)(2)	Actual 2023 Cash Bonus (as a percentage of target cash bonus opportunity)
Douglas Francis(1)	$—	$—	—%
Brian Camire	$205,000	$181,425	88.5%
Duncan Grazier(2)	$212,500	$188,062	88.5%
___________________________
(1)Mr. Francis, was not eligible for a bonus in 2023 other than his signing bonus disclosed in the Summary Compensation Table below.
(2)Actual 2023 Cash Bonus for Mr. Grazier does not include a retention bonus in the amount of $200,000 paid to Mr. Grazier, as set forth in his retention bonus agreement described in the Form 8-K filed by the Company on October 6, 2023.
Going forward, we anticipate the Compensation Committee will design and adopt a similar cash bonus plan for our Named Executive Officers as part of its annual review of our executive compensation program.
The annual bonuses awarded to our Named Executive Officers for 2023 are set forth in the “Summary Compensation Table” below.
Long-Term Equity Incentive Compensation
We encounter significant competition for qualified personnel, and long-term incentive compensation plays a critical role in our ability to attract, hire, motivate, and reward qualified and experienced executives. The use of long-term incentive compensation in the form of equity awards is necessary for us to compete for qualified executives without significantly increasing cash compensation and is the most important element of our executive compensation program. We use equity awards to incentivize and reward our Named Executive Officers for long-term corporate performance based on the value of our Class A Common Stock and, thereby, align their interests with the interests of our stockholders. The realized value of these equity awards bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our Named Executive Officers to create value for our stockholders. Equity awards also help us retain our Named Executive Officers in a highly competitive market.
In December 2021, we granted time-based RSU awards and PRSU awards, which may be settled for shares of our Class A Common Stock, to motivate and reward our Named Executive Officers for long-term increases in the value of our Class A Common Stock. Mr. Grazier was not a Named Executive Officer at the time, and received time-based RSU awards in August 2021 and March 2022 consistent with other non-executive employees. Mr. Francis did not receive any RSU awards in 2023 in his role as our Executive Chair. We view these equity awards, whether the awards are subject to time-based vesting requirements or are to be earned based on the attainment of specific performance objectives over a multi-year performance period, as inherently variable since the grant date fair value of these awards may not necessarily be indicative of their value when, and if, the stock underlying these awards vest or are earned. Because RSU awards have value to the recipient even in the absence of stock price appreciation, we believe that we are able to incentivize and retain our Named Executive Officers using fewer shares of our Class A Common Stock than would be necessary if we used stock options to provide an equity stake in the Company. Further, since the value of RSU awards increases with any increase in the value of the underlying shares, RSU awards also provide incentives to our Named Executive Officers that are aligned with the interests of our stockholders. We believe that PRSU awards also served as an effective source of motivation for our Named Executive Officers to drive our financial performance. In addition, PRSU awards provided a direct link between compensation and stockholder return, thereby motivating our Named Executive Officers to focus on and strive to achieve both our annual and long-term financial and strategic objectives.
The Compensation Committee reviewed and determined the size of the equity awards of our current Named Executive Officers based on a formula that took into account each eligible Named Executive Officer’s position, qualifications, experience and a competitive market analysis prepared by its compensation consultant, and awarded time-based RSU awards to Mr. Grazier and Mr. Camire in September 2023. Based upon these factors, the Compensation Committee determined the size of each equity award at levels considered appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.
The equity awards granted to our Named Executive Officers in 2023 under the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”), were as follows:

Named Executive Officer	RSU Awards (number of units)(#)	RSU Awards (grant date fair value) ($)	PRSU Awards (number of units)(#)	PRSU Awards (grant date fair value) ($)
Douglas Francis	—	$—	—	$—
Duncan Grazier	692,968	$914,718	—	$—
Brian Camire	655,468	$865,218	—	$—
RSU Awards
The RSU awards granted to Mr. Camire in 2021, and to Mr. Grazier and Mr. Camire in September 2023 each vest in equal quarterly installments over three years following the vesting commencement date, and vesting terminates upon the Named Executive Officer’s termination of continuous service with us. Each unit granted pursuant to these RSU awards represents a contingent right to receive one share of our Class A Common Stock for each unit that vests.
The RSU awards originally granted to Mr. Grazier in August 2021 and March 2022 vest in equal quarterly installments over four years commencing on the first vest date (except that 25% of Mr. Grazier’s first grant vests on a one-year cliff first vest date), and vesting terminates upon Mr. Grazier’s termination of continuous service with us. Each unit granted pursuant to these RSU awards represents a contingent right to receive one share of our Class A Common Stock for each unit that vests. The RSU awards granted to Mr. Francis in previous years in his capacity as a director of the Company, are as described in the section titled “Director Compensation” below.
PRSU Awards
The PRSUs granted to Mr. Camire vested only if we achieved specified performance goals during the performance period beginning on January 1, 2022 and ending on December 31, 2023. The actual number of PRSUs vested was determined based upon the following calculation: (i) the sum of (A) the Revenue CAGR Percentage (as defined in the PRSU award agreement) multiplied by 0.75, plus (B) the Adjusted EBITDA Margin Percentage (as defined in the PRSU award agreement) multiplied by 0.25, then multiplied by (ii) the target Number of PRSUs granted to the Named Executive Officer, with the resulting number of PRSUs rounded down to the nearest whole unit.
The number of PRSUs that vested was determined by our Compensation Committee on May 23, 2024. Each eligible recipient must remain employed by us through the determination date for the PRSU award to vest.
Threshold achievement of the Revenue CAGR performance metric would have resulted in a 50% Revenue CAGR Percentage, target achievement of the Revenue CAGR performance metric would have resulted in a 100% Revenue CAGR Percentage, and maximum achievement of the Revenue CAGR performance metric would have resulted in a 200% Revenue CAGR Percentage, with the Revenue CAGR Percentage interpolated linearly and rounded up the nearest percentage point between these level after threshold performance was attained.
Threshold achievement of the Adjusted EBITDA Margin performance metric would have resulted in a 50% Adjusted EBITDA Margin Percentage, target achievement of the Adjusted EBITDA Margin performance metric would have resulted in a 100% Adjusted EBITDA Margin Percentage, and maximum achievement of the Adjusted EBITDA Margin performance metric would have resulted in a 200% Adjusted EBITDA Margin Percentage, with the Adjusted EBITDA Margin Percentage interpolated linearly and rounded up the nearest percentage point between these level after threshold performance is attained.
During the performance period beginning on January 1, 2022 and ending on December 31, 2023, the Company did not achieve the threshold Revenue CAGR performance metric, resulting in a 0% Revenue CAGR Percentage and reached a 100% achievement of the Adjusted EBITDA Margin performance metric, representing a 100% Adjusted EBITDA Margin Percentage. In the aggregate, this resulted in vesting of 25% of the granted units for Mr. Camire.
The equity awards vested to our Named Executive Officers during the performance period are set forth in the “Summary Compensation Table” below.
Health and Welfare Benefits
Our Named Executive Officers are generally eligible to participate in the same employee benefit plans, and on the same terms and conditions, as all our other eligible employees. These benefits include medical, dental, and vision insurance, vacation, personal holidays, and sick days, basic life insurance and supplemental life insurance, short-term and long-term disability insurance, and a Section 401(k) retirement savings plan. In addition, our executives are eligible for life insurance and disability benefits paid for by us.
Section 401(k) Plan

We maintain a tax-qualified Section 401(k) retirement savings plan (the “Section 401(k) Plan”) that provides our employees, including our Named Executive Officers, who satisfy certain eligibility requirements, with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to participate in the Section 401(k) Plan as of the first day of the month following the day they complete three months of employment and participants are able to defer, either on a pre-tax basis or on an after-tax (Roth) basis through contributions to the Section 401(k) Plan, up to 90% of their eligible compensation, but within the limits prescribed by the Internal Revenue Code (the “Code”). All participants’ interests in their deferrals are 100% vested when contributed. Under the Section 401(k) Plan, we make matching contributions of 100% of each participant’s elective deferrals of the first 1% of such participant’s eligible compensation plus 50% of each participant’s elective deferrals of the next 2% to 6% of such participant’s eligible compensation, up to a maximum matching contribution of 3.5% of eligible compensation. The Section 401(k) Plan is intended to be qualified under Section 401(a) of the Code with the Section 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Code.
We believe these benefits are generally consistent with those offered by other companies and specifically those companies with which we compete for employees. We design our employee benefits programs to be affordable and competitive in relation to the market as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.
Perquisites and Other Personal Benefits
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not generally provide perquisites or other personal benefits to our Named Executive Officers except as generally made available to our employees or in situations where we believe it is appropriate to assist an individual in the performance of his duties, to make them more efficient and effective, and for recruitment and retention purposes. During 2023, our Named Executive Officers did not receive perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each individual.
In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.
Equity Award Grant Policy
The Compensation Committee has adopted an equity award grant policy to ensure the integrity and efficiency of our equity award process. The Board has delegated to the Compensation Committee the express authority to serve as administrator of the 2021 Equity Plan, although such delegation of authority is not exclusive as the Board retains concurrent rights to grant equity awards under the 2021 Equity Plan.
The Compensation Committee has delegated to the Equity Grant Committee (which consists of our principal executive officer, General Counsel, and Chief Financial Officer) (the “EGC”) the nonexclusive authority to grant equity awards to employees who are not “officers” as defined in Rule 16a-1 of the Exchange Act. Further, the EGC may not grant any equity award to a member of the EGC, any member of the Board, or any consultant. At least annually, the EGC will provide the Compensation Committee with a report summarizing the equity awards granted by the EGC during the applicable period.
It is also our intent that no equity awards will be backdated, nor will the timing of the public release of material information or of the grant of an equity award be manipulated with the intent of benefiting an award recipient.
Summary Compensation Table
The following table shows compensation awarded or paid to, or earned by, our Named Executive Officers with respect to the years ended 2023 and 2022. The amounts in the “Stock awards” column reflect our accounting expense for these equity awards, as further described in the footnotes to the table, and do not necessarily represent the actual economic value that was realized in the stated year or may be realized by the Named Executive Officers.
For 2023, our Named Executive Officers were:

•Douglas Francis, our principal executive officer and Executive Chair
•Brian Camire, our General Counsel and Secretary
•Duncan Grazier, our Chief Technology Officer

Named Executive Officer	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-equity Incentive Plan compensation ($)(4)	Change in pension value and nonqualified deferred compensation earnings ($)	All other Compensation ($)(5)	Total ($)
Douglas Francis, Executive Chair	2023	388,384	700,000	—	—	—	—	82,607	1,170,991
	2022	—	—	193,357	—	—	—	69,701	263,058
Brian Camire, General Counsel and Secretary	2023	410,000	45,100	865,218	—	136,325	—	12,111	1,468,754
	2022	410,000	—	—	—	11,531	—	13,384	434,915
Duncan Grazier, Chief Technology Officer	2023	391,779	246,750	914,718	—	141,312	—	24,658	1,719,217
	2022	394,221	162,592	299,995	—	—	—	10,504	867,312
___________________________
1.Mr. Francis was not an employee in 2022 and began service as our principal executive officer on November 7, 2022. Mr. Francis became an employee on August 15, 2023; Mr. Grazier, formerly our Senior Vice President, Engineering, was appointed our Chief Technology Officer, effective December 5, 2022.
2.The amounts represent performance-based, discretionary cash bonuses including a signing bonus of $700,000 for Mr. Francis, a retention bonus of $200,000 for Mr. Grazier and additional bonuses for Mr. Camire and Mr. Grazier of $45,100 and $46,750, respectively, to account for their individual contributions, as described under “—Cash Bonuses—Cash Bonus Payments” above.
3.Amounts reflect the grant date fair value of all time-based restricted stock unit (“RSU”) award in accordance with ASC 718. The grant date fair value of each RSU award was measured based on the per share closing price of our Class A Common Stock on the date of grant. The amounts reported do not correspond to the economic value received by each NEO from the equity award. For additional information regarding the market value of outstanding awards, see “Outstanding Equity Awards at Fiscal Year-end” below. For information regarding assumptions underlying the value of equity awards, see Note 14 to our financial statements.
4.Includes amounts paid under the short term incentive plan “STIP”). In September 2023, the Compensation Committee approved the 2023 STIP for the Named Executive Officers (other than Mr. Francis) based on performance against our Revenue (50% of the performance award), Adjusted EBITDA (50% of the performance award), and Cash (a minimum condition for any award) targets for FY23 in the same manner as the core bonus plan for the rest of the employees of the Company. There is no individual award component to the 2023 STIP. The value of the 2023 STIP could have ranged from $0 to, assuming the highest level of performance conditions were achieved, $307,500 for Mr. Camire and $318,750 for Mr. Grazier.
5.The amounts include (i) group term life insurance premiums in excess of the broad-based benefit level of $280, $224 and $561 for 2023 for Messrs. Francis, Camire and Grazier, respectively and $0, $216, and $540 for 2022 for Messrs. Francis, Camire and Grazier, respectively; (ii) matching contributions under our 401(k) plan of $4,708, $11,327 and $11,550 for 2023 for Messrs. Francis, Camire and Grazier, respectively and $0, $10,288, $12,844 for 2022 for Messrs. Francis, Camire and Grazier; (iii) compensation for service as a member of our Board of $68,673 for 2023 and $69,701 for 2022, respectively for Mr. Francis as further described in the section titled Director Compensation; (iv) compensation for legal fee reimbursement of $8,946 for 2023 for Mr. Francis; and (v) parental leave benefit of $13,106 in 2023 for Mr. Grazier.
Outstanding Equity Awards at Fiscal Year-End
The following table shows certain information regarding outstanding equity awards for the Named Executive Officers as of December 31, 2023:

			Option Awards					Stock Awards
Named Executive Officer	Grant Date	Vesting Date	Number of Securities underlying unexercised options (#) exercisable	Number of Securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Douglas Francis	8/26/2021	(2)						10,094	7,271

Brian Camire	12/11/2021	(8)									52,734	37,984
	12/11/2021	(6)						58,596		42,207
	9/30/2023	(7)						600,846		432,789
	12/8/2020	(10)	185,933	61,976		10
	11/12/2019		433,840	—		8.03
Duncan Grazier	3/1/2022	(4)						29,353		21,143
	9/30/2023	(5)						635,221		457,550
	8/30/2021	(3)						35,553		25,609
	12/8/2020	(9)	46,482	15,495		10
	12/10/2019		61,977			8.03

___________________________
1.The market value is based on the closing price of our common stock as of December 31, 2023 of $0.7203 per share.
2.The remaining unvested RSU award vests on June 16, 2024, subject to continued service with us.
3.The remaining unvested RSU award vests in seven equal quarterly installments beginning on February 15, 2024, subject to continued service with us.
4.The remaining unvested RSU award vests in nine equal quarterly installments beginning on February 15, 2024, subject to continued service with us.
5.The remaining unvested RSU award vests in eleven equal quarterly installments beginning on February 15, 2024, subject to continued service with us.
6.The remaining unvested RSU award vests in three equal quarterly installments beginning on February 15, 2024, subject to continued service with us.
7.The remaining unvested RSU award vests in eleven equal quarterly installments beginning on February 15, 2024, subject to continued service with us.
8.The PRSU award vests on January 1, 2024 in accordance with the performance-based vesting conditions described above under “Equity-Based Incentive Awards.” The number of shares subject to each named executive officer’s PRSU award assumes threshold achievement, with the Adjusted EBITDA Margin Percentage deemed to equal 100% and Revenue CAGR Percentage deemed to equal 0%.
9.The remaining unvested Class P Unit award vests in four quarterly installments beginning on January 12, 2024, subject to continued service with us.
10.The remaining unvested Class P Unit award vests in four quarterly installments beginning on March 8, 2024, subject to continued service with us.
Narrative to Summary Compensation Table
For 2023, the compensation programs for our Named Executive Officers consisted of base salary, cash bonuses and equity-based incentive awards. Detailed information about these compensation programs can be found above in the section Executive Compensation – Compensation Elements.
Executive Employment Arrangements
Each of our Named Executive Officers, have entered into an offer letter with Ghost Management Group, LLC, which provides for employment on an at-will basis.
Douglas Francis
Mr. Francis entered into an offer of continued employment with Ghost Management Group, LLC, dated August 15, 2023, reflecting his continued service as our Executive Chair. Pursuant to the terms of the offer letter, Mr. Francis’ annual base salary is $1,020,000, and he received a signing bonus of $700,000. Mr. Francis also is eligible to participate in the employee benefit plans generally available to our employees and maintained by us.
Duncan Grazier
Mr. Grazier previously entered into an offer letter with Ghost Management Group, LLC, dated August 20, 2019. Pursuant to the terms of the offer letter, Mr. Grazier’s annual base salary was $250,000 per year, which increased to $425,000 following his promotion to Chief Technology Officer. Mr. Grazier also was advanced a retention bonus in the amount of $200,000 pursuant to the retention bonus agreement entered into on October 2, 2023, as further described in the Form 8-K filed on October 6, 2023. Mr. Grazier also is eligible to participate in the employee benefit plans generally available to our employees and maintained by us.
Brian Camire
Mr. Camire previously entered into an offer letter with Ghost Management Group, LLC, dated April 4, 2019. Pursuant to the terms of the offer letter, Mr. Camire’s annual base salary was $350,000, which increased to $410,000 per year. Mr. Camire also is eligible to participate in the employee benefit plans generally available to our employees and maintained by us.
Potential Payments Upon Termination or Change in Control
Each of Mr. Grazier and Mr. Camire is eligible to participate in the Severance Plan, which provides certain benefits. Mr. Francis is not a participant in the Severance Plan and did not have any severance benefits as of December 31, 2023.
The Severance Plan provides for severance and change in control benefits to our Named Executive Officers upon a “change in control termination” or a “regular termination” (each, as described below). Upon a change in control termination, each of Mr. Grazier and Mr. Camire (our current Named Executive Officers eligible to participate in the Severance Plan) is entitled to (i) a lump sum payment equal to 12 months of his base salary, (ii) a lump sum payment equal to 100% of the Named Executive Officer’s annual target cash bonus, (iii) full vesting acceleration of all outstanding equity awards (with any performance-based vesting awards deemed achieved at target level), and (iv) payment of group health insurance premiums for 12 months. Upon a regular termination, each of Mr. Grazier and Mr. Camire is entitled to (i) continued payment of the Named Executive Officer’s base salary for 9 months, (ii) a lump sum payment equal to 75% of the Named Executive Officer’s annual target cash bonus, and (iii) payment of group health insurance premiums for 9 months. All benefits under the Severance Plan are subject to the Named Executive Officer’s execution of an effective release of claims against us.
For purposes of the Severance Plan, a “change in control termination” is a termination by us without “cause” (and not as a result of death or disability) or a resignation by the Named Executive Officer for “good reason” (each, as defined in the Severance Plan), that occurs during the period of time beginning three months before the closing of, and ending 12 months following the closing of, a “change in control” (as defined in our 2021 Equity Plan), which we refer to as the “change in control period.” A “regular termination” is a termination by us without cause that does not occur during a change in control period. No benefits are payable pursuant to our Severance Plan in the event of a Named Executive Officer’s retirement or voluntary resignation (other than for Good Reason, as described above).
The following table quantifies the amount of cash payments, continued health benefits, and the value of any equity acceleration our eligible Named Executive Officers would have received in connection with certain terminations of employment as if such termination of employment had occurred on December 31, 2023.

Name(1)	Triggering Event	Salary ($)	Bonus ($)	Continued Benefits ($)	Equity Acceleration ($)(2)(3)	Total ($)
Duncan Grazier	Involuntary Termination (non-CIC)	318,750	159,375	24,151	—	502,276
	Involuntary Termination during CIC period	425,000	212,500	32,202	504,301	1,174,003
Brian Camire	Involuntary Termination (non-CIC)	307,500	153,750	16,841	—	478,091
	Involuntary Termination during CIC period	410,000	205,000	22,454	474,996	1,112,450
___________________________
1.Excludes Mr. Francis, who was not a participant in the Severance Plan as of December 31, 2023.
2.The market value of equity acceleration is calculated based on the closing price of our common stock as of December 31, 2023 of $0.7203 per share.
3.The remaining unvested RSU award vests on June 16, 2024, subject to continued service with us.
Pension Benefits
Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2023 other than the 401(k) Plan.
Clawback Policy
In 2023, we adopted our Incentive Compensation Recoupment Policy in compliance with requirements under the Dodd Frank Wall Street Reform and Consumer Protection Act and related Nasdaq listing rules.
Director Compensation
Non-Employee Director Compensation
In 2023, we compensated our non-employee directors in accordance with a Non-Employee Director Compensation Policy established by our Compensation Committee in consultation with the Board, compensation consultants, Chief Executive Officer, and other members of our senior management team. The Non-Employee Director Compensation Policy is intended to provide a total compensation package that enables us to attract and retain, on a long-term basis, high-caliber directors who are not our employees or officers.
The Non-Employee Director Compensation Policy was amended in 2023 with changes effective on 1/1/2023. The Non-Employee Director Compensation Policy that was effective for 2023 consisted of the following elements:

Description of Non-Employee Director Compensation	Amount ($)
Annual Retainer for Board Membership(1)(2)	50,000
New Director Grant of RSUs for New Non-Employee Directors(3)(4)	200,000
Initial Term Grants for Existing Non-Employee Directors(4)(5)	200,000
Annual RSU Grant for All Non-Employee Directors(5)(6)	200,000
Committee Additional Cash Retainer
Audit Committee Chairperson(1)(2)	20,000
Audit Committee member (other than Chairperson)(1)(2)	10,000
Compensation Committee Chairperson (1)(2)	15,000
Compensation Committee member (other than Chairperson)(1)(2)	7,500
Nominating and Corporate Governance Committee Chairperson(1)(2)	10,000
Nominating and Corporate Governance Committee member (other than Chairperson)(1)(2)	5,000
Technology Committee Chairperson(1)(2)	15,000
Technology Committee member (other than Chairperson)(1)(2)	7,500
Additional Annual Retainer for Chairperson of the Board (if a Non-Employee Director)(1)(2)	60,000
Additional Annual Retainer for Lead Independent Director(1)(2)	25,000
Additional Meeting Fees for each Director(7)	1,000
___________________________
1.Vested upon payment and paid in arrears on the last business day of each fiscal quarter in which the Non-Employee Director’s service occurred.
2.If a Non-Employee Director joins the Board or a committee of the Board at a time other than effective as of the first day of a fiscal quarter, this annual retainer will be pro-rated based on days served in the applicable fiscal year, with the pro-rated amount paid for the first fiscal quarter in which the Non-Employee Director provides the service, and regular full quarterly payments thereafter.
3.Each Non-Employee Director elected or appointed to be a Non-Employee Director for the first time will receive an initial one-time RSU grant (the “New Director Grant”) with an aggregate value of approximately (i) $200,000 multiplied by the ratio of (A) the number of calendar months between their commencement date and the first anniversary of the date of our most recent annual meeting of our stockholders, rounded up to the nearest whole number, and (B) 12, plus (ii) $200,000 multiplied by the number of whole calendar years remaining on their initial term. The portion of the grant described in clause (i) of the prior sentence will vest on the date of the next annual meeting of our stockholders (the “First Meeting Date”) and the portion of the grant described in clause (ii) of the prior sentence, if any, will vest in equal annual installments on the date of each annual meeting of our stockholders (an “Annual Meeting Date”) following the First Meeting Date that is part of their initial term.
4.All vesting is subject to the Non-Employee Director’s Continuous Service (as defined in the 2021 Equity Plan) through the applicable vesting date. In the event of a change of control (as defined in the 2021 Equity Plan), any unvested portion of an equity award granted to our Non-Employee Directors pursuant to the Non-Employee Director Compensation Policy shall vest as follows: (i) the portion of each New Director Grant held by such Non-Employee Director that, if the change in control had not occurred, would have vested at each of the next two Annual Meeting Dates following the closing date will, immediately prior to the closing, accelerate and become vested; (ii) the portion of each Initial Term Grant held by such Non-Employee Director that, if the change in control had not occurred, would have vested at the next Annual Meeting Date following the closing date will, immediately prior to the closing, accelerate and become vested; and (iii) the portion of each Renewal Term Grant held by such Non-Employee Director that, if the change in control had not occurred, would have vested at the next Annual Meeting Date following the closing date will, immediately prior to the closing, accelerate and become vested.
5.On October 1, 2023, each Non-Employee Director who was then in office automatically received a one-time grant of restricted stock units (each, an “Initial Term Grant”) with an aggregate value of approximately $200,000 multiplied by the number of whole calendar years remaining on the Non-Employee Director’s term. Each Initial Term Grant will vest in equal annual installments on the date of each remaining Annual Meeting Date following the First Meeting Date subsequent to the effectiveness of the Initial Term Grant that is part of the Non-Employee Directors current term. The Initial Term Grant may only be granted once to any Non-Employee Director.
6.At the close of business on the date of each annual meeting of our stockholders, each Non-Employee Director who will continue as a member of the Board following the date of such annual meeting of our stockholders will receive an RSU grant (the “Renewal Term Grant”) with an aggregate value of approximately $600,000, that vests in three equal annual installments over the next three Annual Meeting Dates.
7.Any Outside Director who attends more than eight (8) meetings of (i) the Board plus (ii) any ad hoc or special committee meetings not named in I.(b) above during any calendar year will receive an additional $1,000 for each meeting attended in the calendar year in excess of eight (8). Any Outside Director who attends more than eight (8) meetings of any Committee named in I.(b) above on which that Outside Director serves during any calendar year will receive $1,000 for each meeting of that Committee attended in the calendar year in excess of eight (8).
The following table shows certain information with respect to the compensation of all non-employee directors of the Company in 2023. These amounts reflect our accounting expense for these RSUs, as further described in the footnotes to the table, and do not represent the actual economic value that was realized in 2023 or may be realized upon vesting by the non-employee director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other compensation ($)(4)	Total ($)
Tony Aquila	65,000	600,364	—	—	—	35,297	700,661
Anthony Bay	122,500	394,114	—	—	—	—	516,614
Douglas Francis(5)	37,768	—	—	—	—	30,905	68,673
Brenda Freeman	183,000	500,363	—	—	—	26,775	710,138
Olga Gonzalez	120,000	500,363	—	—	—	27,073	647,436
Scott Gordon	97,500	187,864	—	—	—	37,964	323,328
Justin Hartfield(3)	35,000	—	—	—	—	33,684	68,684
Fiona Tan	122,000	394,114	—	—	—	36,550	552,664
___________________________
1.The following table shows, for each named individual, the aggregate shares under stock awards and the aggregate shares underlying option awards held by that individual as of December 31, 2023.
2.Amounts reflect the grant date fair value of all service-vesting RSU awards in accordance with ASC 718, rather than amounts paid to or realized by the named individual. The grant date fair value of each RSU award was measured based on the closing price of our shares of our Class A Common Stock on the date of grant. The amounts reported do not correspond to the economic value received by each non-employee director from the equity award. For information regarding assumptions underlying the value of equity awards, see Note 14 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
3.Mr. Hartfield resigned as a member of the Board and forfeited $187,864 of stock awards on August 9, 2023.
4.Amounts include payments made to non-employee directors due to unanticipated tax obligations owed in connection with their 2022 service.
5.Mr. Francis was a Non-Employee Director until he was named an executive officer on April 26, 2023.

Name	Aggregate Stock Awards Outstanding as of December 31, 2023
Tony Aquila	548,582
Anthony Bay	432,743
Douglas Francis(2)	10,094
Brenda Freeman	472,824
Olga Gonzalez	472,824
Scott Gordon	236,082
Justin Hartfield(1)	—
Fiona Tan	392,332
___________________________
1.Mr. Hartfield resigned as a member of the Board on August 9, 2023.
2.Mr. Francis was a Non-Employee Director until he was named an executive officer on April 26, 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of May 13, 2024, by
•each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A Common Stock and Class V Common Stock;
•each of our current Named Executive Officers and directors; and
•all of our current executive officers and directors, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provides that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
The beneficial ownership percentages set forth in the table below are based on 150,538,096 shares of our Class A Common Stock and Class V Common Stock issued and outstanding as of May 13, 2024 and do not take into account the issuance of any shares of Class A Common Stock upon (i) the exercise of 19,499,973 Warrants to purchase an aggregate of 19,499,973 shares of Class A Common Stock or (ii) the exchange of 14,679,507 Class P Units for up to 14,679,507 shares of Class A Common Stock. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Class A Common Stock.
Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned shares of our Common Stock.

Name of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	% of Class A Common Stock	Number of Shares of Class V Common Stock Beneficially Owned(2)	% of Class V Common Stock	Combined % of Total Voting Power(3)
Directors and Named Executive Officers:
Tony Aquila(5)	5,297,761	5.6%	—	—%	3.5%
Douglas Francis(6)	4,792,347	5.0%	22,970,182	41.4%	18.4%
Scott Gordon	376,262	0.4%	—	—%	0.2%
Fiona Tan	271,813	0.3%	—	—%	0.2%
Olga Gonzalez	277,125	0.3%	—	—%	0.2%
Brenda Freeman	277,127	0.3%	—	—%	0.2%
Anthony Bay	291,325	0.3%	—	—%	0.2%
Brian Camire	250,573	0.3%	—	—%	0.2%
Duncan Grazier	161,971	0.2%	—	—%	0.1%
Susan Echard	—	—%	—	—%	—%
All Directors and Executive Officers of the Company as a Group (10 Individuals)(8)	11,996,304	12.6%	22,970,182	41.4%	23.2%
Five Percent Holders:
Ghost Media Group, LLC(6)(7)	—	—	8,469,191	15.3%	5.6%
Morgan Stanley(9)	6,016,658	6.3%	—	—%	4.0%
James J. Pallotta(10)	4,980,143	5.2%	—	—%	3.3%
Christopher Beals(4)	428,773	0.5%	6,166,819	11.1%	4.4%
Justin Hartfield(7)	61,679	0.1%	29,318,217	52.8%	19.5%
___________________________
(1)Unless otherwise noted, the business address of each of the following entities or individuals is 41 Discovery, Irvine, California 92618.
(2)Holders of Class A Common Stock and Class V Common Stock are entitled to one vote for each share of Class A Common Stock or Class V Common Stock, as the case may be, held by them. Each share of Class V Common Stock, together with a corresponding limited liability company interest in WMH LLC (as defined below) (together, a “Paired Interest”) is exchangeable for shares of Class A Common Stock on a one-for-one basis from time to time, unless we determine to pay cash consideration for such Paired Interests.
(3)Represents percentage of voting power of the holders of Class A Common Stock and Class V Common Stock voting together as a single class.
(4)Beneficial ownership information for the Company’s former executive officer, Mr. Beals is as of November 7, 2022, which is the date on which he ceased to be an employee of the Company and is the most recent date for which information is available.
(5)Includes 3,750,000 shares in the aggregate of shares of Class A Common Stock held by AFV Partners SPV-5 (WM) LLC (“AFV 5”), AFV Partners SPV-6 (WM)LLC (“AFV 6”) and three family trusts (the “Trusts”) upon the completion of the business combination pursuant to the PIPE subscription financing. Mr. Aquila is the Chairman and CEO of AFV Management Advisors LLC, which exercises ultimate voting and investment power with respect to the shares held by AFV 5and AFV 6 and a co-trustee of each of the Trusts and as such may be deemed to hold voting and dispositive power with respect to the shares held in the aggregate by such Trusts. It also includes 1,311,679 shares of Class A Common Stock that Mr. Aquila personally holds, 10,093 shares of underlying restricted stock units that vest on June 16, 2024 and 225,988 shares of underlying restricted stock units that vest on June 21, 2024. The business address of the reporting person is 2126 Hamilton Road Suite 260, Argyle, TX 76226.
(6)The number of Class V Common Stock beneficially owned includes 12,431,818 shares of Class V Common Stock held by Mr. Francis, 8,469,191 shares of Class V Common Stock held by Ghost Media Group, LLC, 600,618 shares of Class V Common Stock held by Genco Incentives, LLC and 1,468,555 shares of Class V Common Stock held by WM Founders Legacy I, LLC. Ghost Media Group, LLC is controlled by Messrs. Francis and Hartfield and WM Founders Legacy I, LLC and Genco Incentives, LLC are controlled by Mr. Francis. Accordingly, Mr. Francis may be deemed to be a beneficial owner of the Class A Units held by Ghost Media Group, LLC, Genco Incentives, LLC and WM Founders Legacy I, LLC. The 4,792,347 shares of Class A Common Stock held by Mr. Francis include 10,094 shares of underlying restricted stock units that vest on June 16, 2024.
(7)Includes 19,278,067 shares of Class V Common Stock held by Mr. Hartfield, 8,469,191 shares of Class V Common Stock held by Ghost Media Group, LLC and 1,570,959 shares of Class V Common Stock held by WM Founders Legacy II, LLC. Ghost Media Group, LLC is controlled by Messrs. Hartfield and Francis and WM Founders Legacy II, LLC is controlled by Mr. Hartfield. Accordingly, Mr. Hartfield may be deemed to be a beneficial owner of the shares held by Ghost Media Group, LLC and WM Founders Legacy II, LLC.
(8)Class A Common shares consist of (i) 10,386,839 shares held of record by our current executive officers and directors, and (ii) 1,609,465 shares issuable upon the vesting of RSUs within 60 days of May 7, 2024.
(9)Based solely on information obtained from a Schedule 13G filed by Morgan Stanley on February 9, 2024, includes 6,016,658 shares of Class A Common stock. The business address of the reporting person is 1585 Broadway, New York, NY 10036.
(10)Based solely on information obtained from a Schedule 13G filed by James J. Pallotta on January 16, 2024, includes 4,980,143 shares of Class A Common Stock. The business address of the reporting person is 2340 Collins Avenue, 5th Floor, Miami Beach, Florida 33139.
Equity Compensation Plan
The following table summarizes information about our equity compensation plans as of December 31, 2023. Information is included for equity compensation plans approved by our stockholders. We do not have any non-stockholder approved equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	7,917,973(1)	$—	22,149,589(4)
Equity compensation plan not approved by stockholders	—		—
Total	7,917,973	$—	22,149,589
____________
1 The number of shares to be issued upon exercise of outstanding options, warrants and rights includes shares that will be issued upon the vesting of outstanding RSU awards of 7,683,598 shares and PRSU awards of 234,375 shares.
2 The weighted-average exercise price of outstanding options, warrants and rights does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs and PRSUs, which have no exercise price.
3 Our 2021 Equity Plan provides that on the first day of each fiscal year beginning with the 2022 fiscal year, the number of shares of Class A Common stock reserved for issuance under the 2021 Equity Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock.
4 The number Consists of 19,530,046 shares of our common stock reserved for issuance under our 2021 Equity Plan and 2,619,543 shares of our common stock reserved for issuance under our 2021 Employee Stock Purchase Plan.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with, with the exception of two Form 3s for the initial statement of beneficial ownership, which were inadvertently filed late, one for each of Mmes. Hoitt and McMinn, and two Form 4s for restricted stock unit grants, which were inadvertently filed late, one for each of Messrs. Camire and Grazier, all due to administrative errors.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The following is a summary of transactions since January 1, 2023, to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors, managers, promoters, beneficial holders of more than

5% of our membership interests, or any associates or affiliates thereof had or will have a direct or indirect material interest, other than compensation arrangements which are described in the section entitled “Executive Compensation.”
Amended Operating Company Agreement
Concurrently with the Closing, the WMH LLC operating agreement was further amended and restated in its entirety to become the Fourth Amended and Restated Operating Agreement (the “Amended Operating Agreement”). Messrs. Camire, Grazier, Francis and Hartfield and Ghost Media Group, LLC all own Paired Interests and Class P Units as described in the section titled “Security Ownership of Certain Beneficial Owners and Management.”
Rights of the Units
Pursuant to the Amended Operating Agreement, the Units are entitled to share in the profits and losses of WMH LLC and to receive distributions as and if declared by the managing member of WMH LLC and have no voting rights. The Amended Operating Agreement generally establishes the rights and vesting conditions of the LTIP Units and the Class P Units, which are treated as profits interests in WMH LLC, and may be offered to directors, employees, officers, consultants or other service providers. LTIP Units and Class P Units have all the rights, privileges, preferences, and obligations as are specifically provided for in the Amended Operating Agreement, and as may otherwise be generally applicable to all classes of Units, however, LTIP Units and Class P Units are not entitled to vote on any matter subject to a vote of the members, except as otherwise required by law.
Management
We, as the managing member of WMH LLC, have the sole vote on all matters that require a vote of members under the Amended Operating Agreement or applicable law. The business, property and affairs of WMH LLC are managed solely by the managing member, and the managing member cannot be removed or replaced except by the incumbent managing member.
Distributions
We, as managing member of WMH LLC may, in our sole discretion, authorize distributions to the WMH LLC members (to the extent of available cash, as defined in the amended operating agreement). Subject to provisions in the Amended Operating Agreement governing tax distributions and the treatment of Class P Units and LTIP Units (as defined in the Amended Operating Agreement), all such distributions will be made pro rata in accordance each member’s number of Class P Units.
The holders of Class P Units will generally incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of WMH LLC. Net profits and net losses of WMH LLC will generally be allocated to its members pro rata in accordance with the percentages of their respective ownership of Units. The Amended Operating Agreement provides for pro rata cash distributions to the holders of Units for purposes of funding their tax obligations in respect of the taxable income of WMH LLC that is allocated to them. Generally, these tax distributions will be computed based on WMH LLC’s estimate of the net taxable income of WMH LLC allocable to each holder of Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident of California or New York, New York (taking into account the non-deductibility of certain expenses, the character of our income, and the deductibility of state and local income taxes, to the extent applicable, but not taking into account any deduction under Section 199A of the Code). As a result of (i) potential differences in the amount of net taxable income allocable to us and the other Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate in calculating WMH LLC’s distribution obligations, we may receive tax distributions significantly in excess of its tax liabilities and obligations to make payments under the Tax Receivable Agreement.
Upon the liquidation or winding up of WMH LLC, subject to the treatment of Class P Units and LTIP Units (as defined in the Amended Operating Agreement) and tax distributions, all net proceeds thereof will be distributed in accordance with each member’s number of Units.
Transfer Restrictions
The Amended Operating Agreement contains restrictions on transfers of units and requires the prior consent of the managing member for such transfers, except in specified cases, including (i) certain transfers to permitted transferees under certain conditions and (ii) exchanges of Units for shares of Class A Common Stock or cash pursuant to the exchange agreement.
Exchange Agreement
Concurrently with the Closing, we, WMH LLC and the Unit holders, including Messrs. Camire, Grazier, Francis, Hartfield and Ghost Media Group, LLC, as described in the section titled “Security Ownership of Certain Beneficial Owners and Management,” entered into an exchange agreement (the “Exchange Agreement”). The terms of the Exchange Agreement provide the Unit holders (or certain permitted transferees thereof) with the right from time to time at and after 180 days following the Business Combination to exchange their vested Paired Interests for shares of Class A Common Stock on a one-

for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, and to exchange their vested Class P Units for shares of Class A Common Stock with a value equal to the value of such Class P Units less their participation threshold, or, in each case, at the Company’s election, the cash equivalent of such shares of Class A Common Stock. By default, each exchange will take the form of a redemption by us of the WMH Units in exchange for Class A Common Stock or cash, as applicable, unless we elect to effect such exchange directly with the applicable Unit holder. The shares of Class V Common Stock surrendered in any exchange will be immediately cancelled.
The Exchange Agreement provides that, as a general matter, a Unit holder does not have the right to exchange Units if we determine that such exchange would be prohibited by law or regulation or would violate other agreements with us and our subsidiaries to which the Unit holder may be subject, including the Amended Operating Agreement and the Exchange Agreement. Additionally, the Exchange Agreement contains restrictions on redemptions and exchanges intended to prevent WMH LLC from being treated as a “publicly traded partnership” for U.S. federal income tax purposes. These restrictions are modeled on certain safe harbors provided for under applicable U.S. federal income tax law. We may impose additional restrictions on exchanges that it determines to be necessary or advisable so that WMH LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes.
Tax Receivable Agreement
Concurrently with the Closing, we, the Holder Representative and the Class A Unit holders, including Mr. Francis, Mr. Hartfield and Ghost Media Group, LLC, as described in the section titled “Security Ownership of Certain Beneficial Owners and Management,” entered into the tax receivable agreement, (the “Tax Receivable Agreement”), pursuant to which we are required to pay to holders of Class A Units, in the aggregate, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realizes as a result of (i) increases to the tax basis of WMH LLC’s assets resulting from our acquisition of common units for cash in the Business Combination and taxable redemptions or exchanges of Class A Units for shares of Class A Common Stock or cash pursuant to the Exchange Agreement, (ii) tax benefits related to imputed interest or (iii) tax attributes resulting from payments made under Tax Receivable Agreement. The payment obligations under Tax Receivable Agreement are our obligations and not obligations of WMH LLC.
The payments we will be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in relevant tax law, that there are no future redemptions or exchanges of Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, the tax savings associated with acquisitions of common units in the Business Combination would aggregate to approximately $151.3 million over 15 years from the Closing Date. Under this scenario, we would be required to pay to the Class A Unit holders approximately 85% of such amount, or $128.6 million, over the 15-year period from the Closing Date. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the Tax Receivable Agreement payments made by us, will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the exchange agreement and the prevailing applicable tax rates applicable to us over the life of the Tax Receivable Agreement and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on the Class A Unit holders’ continued ownership of WMH LLC.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions we determine, and the IRS or another tax authority may challenge all or a part of the existing tax basis, tax basis increases, or other tax attributes subject to the Tax Receivable Agreement, and a court could sustain such challenge. The parties to the Tax Receivable Agreement will not reimburse us for any payments previously made if such tax basis or other tax benefits are subsequently disallowed, except that any excess payments made to a party under the Tax Receivable Agreement will be netted against future payments otherwise to be made under the Tax Receivable Agreement, if any, after the determination of such excess.
In addition, the Tax Receivable Agreement provides that if (1) we breach any of our material obligations under the Tax Receivable Agreement (including in the event that we are more than three months late making a payment that is due under the Tax Receivable Agreement, except in the case of certain liquidity exceptions), (2) we are subject to certain bankruptcy, insolvency or similar proceedings, or (3) at any time, we elect an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement (with respect to all Class A Units, whether or not such units have been exchanged or redeemed before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the Tax Receivable Agreement. The Tax Receivable Agreement also provides that, upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, (A) our obligations under the Tax Receivable Agreement with respect to Class A Units that have been exchanged or redeemed prior to or in connection with such change of control transaction would accelerate and become payable in a lump sum as described above and (B) with respect to Class A Units that have not been exchanged as of such change of control transaction, our or our successor’s obligations under the Tax Receivable

Agreement would be based on certain assumptions, including that our or our successor would have sufficient taxable income to fully utilize the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreement. As a result, upon any acceleration of our obligations under the Tax Receivable Agreement (including upon a change of control), we could be required to make payments under the Tax Receivable Agreement that are greater than 85% of our actual cash tax savings, which could negatively impact its liquidity. The change of control provisions in the Tax Receivable Agreement may also result in situations where the Class A Unit holders have interests that differ from or are in addition to those of the Class A stockholders.
Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on our ability to make distributions to us. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
Amended and Restated Registration Rights Agreement
Concurrently with the Closing, Silver Spike Sponsor, LLC (“Silver Spike Sponsor”) and certain Unit holders, including Messrs. Camire, Grazier, Francis, Silver Spike Sponsor, LLC and Ghost Media Group, LLC, as described in the section titled “Security Ownership of Certain Beneficial Owners and Management,” entered into the Amended and Restated Registration Rights Agreement, dated June 16, 2021, among us and certain of our stockholders (the “Amended and Restated Registration Rights Agreement”). As a result, Silver Spike Sponsor, LLC and such certain Unit holders are able to make a written demand for registration under the Securities Act of all or a portion of their registrable securities, subject to a maximum of three such demand registrations for Silver Spike Sponsor, LLC and three such demand registrations for such certain Unit holders thereto, in each case so long as such demand includes a number of registrable securities with a total offering price in excess of $10.0 million. Any such demand may be in the form of an underwritten offering, it being understood that we will not be able to conduct more than two underwritten offerings where the expected aggregate proceeds are less than $25.0 million but in excess of $10.0 million in any 12-month period. In addition, the holders of registrable securities will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We have filed a resale shelf registration statement covering the resale of all registrable securities within 45 days of the Closing.
Silver Spike Related Transactions and Agreements
In connection with the closing of Silver Spike Acquisition Corp.’s (“Silver Spike’s”) Initial Public Offering (“IPO”), Silver Spike Sponsor granted sponsor LLC equity interests to Silver Spike’s independent directors that collectively comprised approximately 1% of the outstanding equity interests in Silver Spike Sponsor.
Silver Spike Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants for a purchase price of $1.00 per warrant in a private placement simultaneously with the closing of Silver Spike’s IPO. Each Private Placement Warrant may be exercised for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as provided herein. The Private Placement Warrants (including the Class A Common Stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of the Business Combination.
In connection with the Business Combination, we paid $1.1 million in certain transaction costs reimbursable by Silver Spike Sponsor, an affiliate to a member of the Board. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with us and agreed to pay the principal amount in 12 equal quarterly installments commencing on March 31, 2023. The promissory note will bear interest at a rate of 5% per annum commencing on March 31, 2023. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of December 31, 2023, the remaining balance of the promissory note receivable was $0.7 million. We received a total of $383,724 in 2023 for principal and interest related to the promissory note receivable.
During the fourth quarter of 2023, we reimbursed $0.4 million to Silver Spike Holdings, an affiliate to a member of the board of directors in connection with responding to a subpoena received from the SEC’s Division of Enforcement in connection the SEC investigation disclosed in the Company’s Form 10-K.
Legacy WMH Transactions and Agreements
Certain Other Enterprises
Shield Management Group, LLC is a business in which currently Mr. Francis indirectly owns a majority interest, and Mr. Hartfield indirectly owns a minority interest. In 2023, Shield Management Group, LLC used our listing products and participated in other brand promotion opportunities. Shield Management Group, LLC paid us a total of $427,797 in 2023 for such products and services. Glasir Group, LLC is a business owned by Mr. Francis and his spouse. During the second quarter of

2022, we entered into a sublease agreement with Glasir Group, LLC of our offices located at 43 Discovery, Irvine, California 92618. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. The monthly base rent, after the rent abatement period for the first four months, is $69,000. Glasir Group, LLC paid us a total of $169,095 in 2023 for rent under the sublease.
Other Transactions
We have entered into employment and other agreements with certain of our executive officers. For a description of agreements with our Named Executive Officers, see the sections entitled “Executive Compensation - Executive Employment Arrangements” and “-Outstanding Equity Awards at December 31, 2023.”
We have granted equity awards to certain of our executive officers. For a description of equity awards granted to our Named Executive Officers, see the section entitled “Executive Compensation.”
We entered into indemnification agreements with substantially all of our directors and executive officers, other than our Interim Chief Financial Officer, Susan Echard, who is not an employee. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.
Related Person Transactions Policy
The Board has adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions. For purposes of our policy, a related-person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any related person are, were or will be participants, in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related-person transactions under this policy.
Under the policy, a related person is any executive officer, director, nominee to become a director or a security holder known by us to beneficially own more than 5% of any class of our voting securities (a “significant stockholder”), including any of their immediate family members and affiliates, including entities controlled by such persons or such person has a 5% or greater beneficial ownership interest.
Each director and executive officer shall identify, and we shall request each significant stockholder to identify, any related-person transaction involving such director, executive officer or significant stockholder or his, her or its immediate family members and inform our Audit Committee pursuant to this policy before such related person may engage in the transaction.
In considering related-person transactions, our Audit Committee takes into account the relevant available facts and circumstances, which may include, but are not limited to:
•the risk, cost and benefits to us:
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated:
•the terms of the transaction: and
•the availability of other sources for comparable services or products.
Our Audit Committee shall approve only those related-party transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests and our stockholders, as our Audit Committee determines in the good faith exercise of its discretion.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table represents aggregate fees billed to the Company for the years ended December 31, 2023 and 2022, by Moss Adams LLP, the Company’s principal accountant, and Baker Tilly US, LLP, the Company’s previous principal accountant.

	Years Ended December 31,
	2023	2022
Audit Fees(1)	$2,066,100	$842,400
Audit-Related Fees(2)	58,150	19,440
Total Fees	$2,124,250	$861,840
___________________________
(1)“Audit Fees” consist of fees in connection with the audit of the Company’s annual consolidated financial statements, including audited financial statements presented in the Company’s annual report on Form 10-K, review of its quarterly financial statements presented in our quarterly reports on Form 10-Q and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the 2023 fiscal year.
(2)“Audit-Related Fees” consist of fees in connection with employee benefit plan audits, prior auditor consent and successor auditor access to workpapers.
All 2023 fees described above were pre-approved by the Audit Committee.
Pre-Approval Policies and Procedures
Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Moss Adams LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given on a collective basis pursuant to such policy or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
Our Audit Committee has determined that the rendering of services other than audit services by Moss Adams LLP is compatible with maintaining the principal accountant’s independence.

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

10.15#	WM Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2021).
10.16#	Amended and Restated WM Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 6, 2023).
10.17#	Offer letter by and between Ghost Management Group, LLC and Duncan Grazier, dated August 23, 2019
10.18#	Retention Agreement, effective October 2, 2023, by and between the Company and Duncan Grazier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2023).
10.19#	Employment Agreement, dated August 15, 2023, by and between the Company and Douglas Francis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2023).
10.20#	Employment Agreement, dated April 4, 2019, by and between the Company and Brian Camire.
10.21#
Executive Services Agreement, dated July 16, 2023, by and between SeatonHillPartners, L.P. and WM Technology Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by WM Technology, Inc. on July 20, 2023).

10.22#
Separation and Release Agreement, by and between Randa McMinn and WM Technology, Inc, dated October 18, 2023 (incorporated herein by reference to Exhibit 10.5# to the Quarterly Report on Form 10-Q filed on November 8, 2023).

10.23#	Amendment to Executive Services Agreement, by and between SeatonHillPartners, L.P. and WM Technology Inc., dated February 26, 2024.
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Baker Tilly US, LLP
23.2	Consent of Moss Adams, LLP
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive Compensation Recoupment (Clawback) Policy, dated April 20, 2023
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________

#	Indicates management contract or compensatory plan, contract or agreement.
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

WM TECHNOLOGY, INC.

Date:	May 24, 2024	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Executive Chair
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Douglas Francis and Susan Echard, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Francis	Executive Chair	May 24, 2024
Douglas Francis	(Principal Executive Officer)

/s/ Susan Echard	Interim Chief Financial Officer	May 24, 2024
Susan Echard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tony Aquila	Director	May 24, 2024
Tony Aquila

/s/ Anthony Bay	Director	May 24, 2024
Anthony Bay

/s/ Brenda Freeman	Director	May 24, 2024
Brenda Freeman

/s/ Olga Gonzalez	Director	May 24, 2024
Olga Gonzalez

/s/ Scott Gordon	Director	May 24, 2024
Scott Gordon

/s/ Fiona Tan	Director	May 24, 2024
Fiona Tan

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of
WM Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of WM Technology, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Restatement of Financial Statements
As discussed in Note 2 to the consolidated financial statements, certain quarterly financial statements for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 have been restated to correct a misstatement.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment in Item 9A:
•The Company did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, information and communication and monitoring activities components, relating to (i) developing general control activities over technology to support the achievement of objectives across the entity, (ii) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, and (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels.

The entity level material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting:
•The Company did not design and maintain effective information technology (IT) general controls for certain information systems supporting its key financial reporting processes. Specifically, the Company did not design, implement and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, and (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production. As a result, IT application controls and business process controls that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all of the Company’s financial statement account balances and disclosures.
•The Company did not design and maintain effective IT general controls for certain information systems supporting its key financial reporting processes. Specifically, the Company did not design, implement and maintain sufficient change management, security, and operations controls for certain in-scope on-premise applications and vendor-supported applications.
•The Company did not design and maintain effective process-level controls related to the order-to-cash cycle (including revenues, accounts receivables, and deferred revenue), procure-to-pay-cycle (including operating expenses, prepaid expenses and other current assets, accounts payable and accrued expenses), capitalized software, and long-term assets.

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2023, and our opinion on such consolidated financial statements was not affected.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Accounts Receivable
As described in Note 2 to the consolidated financial statements, the Company maintains an allowance for credit losses that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. As of December 31, 2023, the allowance for credit losses was $8.7 million. We identified the Company’s assessment of expected credit losses on its trade accounts receivable, as a critical audit matter. The determination of the allowance for credit losses involves significant judgment by management in assessing the likelihood of collection of a customer’s accounts receivable including assessment of various factors such as communications from the customer, historical collections, and the number of days accounts receivables have been outstanding. Auditing the significant assumptions and judgements used by management involved a high degree of auditor judgment and increased extent of effort when performing audit procedures and evaluating the results of those procedures. Additionally, as described in the “Basis for Opinions” section, a material weakness was identified in relation to this matter.
The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of management's processes and assumptions for developing the allowance for credit losses.
•Evaluating the methods and significant assumptions used by management including:
◦For customers that share similar risk characteristics, we evaluated the underlying assumptions in the determination of the allowance for credit losses including the historical credit loss rates and their application to a provisional matrix based on days outstanding;
◦For customers that lack similar risk characteristics, we evaluated the rationale for establishing a specific customer allowance for credit losses and assessed the reasonable of management’s estimate of the specific customer allowance by evaluating historical credit loss rates for these specific customers, historical and current collection trends, and the number of days accounts receivables have been outstanding.
•Testing the completeness and accuracy of the underlying data and evaluating the relevance and reliability of the sources of the data used by management.
•Evaluating subsequent collections and write-offs occurring after the balance sheet date for select customers and considering the impact of potential subsequent events on the estimate of the specific customer allowance.

Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company has a certain subset of customers for whom management determined it was no longer probable that the Company will collect the consideration to which it will be entitled resulting in revenue not being recognized until the contract is completed and payment is received in accordance with ASC 606. The Company refers to customers in this situation as customers that have been placed on “cash basis”. We identified the Company’s evaluation of when a customer is placed on “cash basis” as a critical audit matter because of the significant judgment required by management in both making that determination as well as the timing of such determination. Management’s evaluation is based on the best information available to the Company and takes into consideration industry-specific circumstances, current discussions with the customers, as well as historical and current collection trends. This, in turn, led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the Company’s “cash basis” determination. Additionally, as described in the “Basis for Opinions” section, a material weakness was identified in relation to this matter.
The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of management’s process for evaluating whether it is probable the Company will collect the consideration to which it will be entitled for purposes of determining whether a contract exists under ASC 606.
•Evaluating the judgments made by management in determining whether to place a customer on a “cash basis” because it was no longer probable that the Company will collect the consideration to which it will be entitled.
•Evaluating the reasonableness of the date at which management determined that it was no longer probable that the Company would collect the consideration to which it will be entitled. This included evaluating management’s assertions regarding collectability of outstanding accounts receivable for these customers.
•Evaluating whether the population of customers placed on a “cash basis” was complete as of December 31, 2023. This included comparing actual cash collections and write-offs to the assumptions made as of the determination date in order to evaluate the reasonableness of management’s estimate.
•Testing the completeness and accuracy of the underlying data used in management’s analysis.

/s/ Moss Adams LLP

Irvine, California
May 24, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors of WM Technology, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of WM Technology, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Baker Tilly US, LLP

We served as the Company's auditor from 2014 to 2023.

Irvine, California
March 16, 2023

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2023	2022
Assets
Current assets
Cash	$34,350	$28,583
Accounts receivable, net	11,158	17,438
Prepaid expenses and other current assets	5,978	8,962
Total current assets	51,486	54,983
Property and equipment, net	24,255	24,928
Goodwill	68,368	68,368
Intangible assets, net	2,507	10,339
Right-of-use assets	15,629	31,447
Other assets	4,776	8,970
Total assets	$167,021	$199,035
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$21,182	$33,635
Deferred revenue	5,918	6,256
Operating lease liabilities, current	6,493	6,334
Tax receivable agreement liability, current	122	—
Other current liabilities	—	98
Total current liabilities	33,715	46,323
Operating lease liabilities, non-current	26,550	33,043
Tax receivable agreement liability, non-current	1,634	500
Warrant liability	585	2,090
Other long-term liabilities	1,386	2,302
Total liabilities	63,870	84,258
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 94,383,053 shares issued and outstanding at December 31, 2023 and 92,062,468 shares issued and outstanding at December 31, 2022	9	9
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 55,486,361 shares issued and outstanding at December 31, 2023 and December 31, 2022	5	5
Additional paid-in capital	80,884	67,986
Accumulated deficit	(64,518)	(54,620)
Total WM Technology, Inc. stockholders’ equity	16,380	13,380
Noncontrolling interests	86,771	101,397
Total stockholders’ equity	103,151	114,777
Total liabilities and stockholders’ equity	$167,021	$199,035
The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share data)

	Years Ended December 31,
	2023	2022	2021
Net revenues	$187,993	$215,531	$193,146

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	12,527	15,407	7,938
Sales and marketing	47,073	82,624	56,119
Product development	36,001	50,520	35,395
General and administrative	74,313	120,787	95,075
Depreciation and amortization	12,133	11,498	4,425
Asset impairment charges	24,403	4,317	2,372
Total costs and expenses	206,450	285,153	201,324
Operating loss	(18,457)	(69,622)	(8,178)
Other income (expenses), net
Change in fair value of warrant liability	1,505	25,370	166,518
Change in tax receivable agreement liability	(1,256)	142,352	—
Other income (expense)	2,574	(1,674)	(6,723)
Income (loss) before income taxes	(15,634)	96,426	151,617
Provision for (benefit from) income taxes	93	179,077	(601)
Net income (loss)	(15,727)	(82,651)	152,218
Net income (loss) attributable to noncontrolling interests	(5,829)	33,338	91,835
Net income (loss) attributable to WM Technology, Inc.	$(9,898)	$(115,989)	$60,383

Class A Common Stock:
Basic income (loss) per share	$(0.11)	$(1.36)	$0.93
Diluted income (loss) per share	$(0.11)	$(1.36)	$(0.18)

Class A Common Stock:
Weighted average basic shares outstanding	93,244,911	85,027,120	65,013,517
Weighted average diluted shares outstanding	93,244,911	85,027,120	66,813,417

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total WM Technology, Inc. Stockholders' Equity	Non-controlling Interests	Members’ Equity	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2020	—	$—	—	$—	$—	$—	$—	$—	$29,271	$29,271
Stock-based compensation	—	—	—	—	9,570	—	9,570	20,853	—	30,423
Distributions	—	—	—	—	—	—	—	(888)	(18,110)	(18,998)
Repurchase of Class B Units	—	—	—	—	—	—	—	—	(5,565)	(5,565)
Proceeds and shares issued in the Business Combination	63,738,563	6	65,502,347	7	(20,118)	986	(19,119)	(44,928)	(20,674)	(84,721)
Issuance of common stock for acquisitions	1,938,798	1	—	—	12,721	—	12,722	16,590	—	29,312
Net income	—	—	—	—	—	60,383	60,383	76,757	15,078	152,218
As of December 31, 2021	65,677,361	$7	65,502,347	$7	$2,173	$61,369	$63,556	$68,384	$—	$131,940
Stock-based compensation	—	—	—	—	22,862	—	22,862	2,298	—	25,160
Distributions	—	—	—	—	—	—	—	(2,448)	—	(2,448)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for employee taxes	3,447,946	—	—	—	(6)	—	(6)	(7)	—	(13)
Issuance of common stock for acquisitions	4,721,706	—	—	—	12,836	—	12,836	15,889	—	28,725
Issuance of common stock - warrants exercised	20	—	—	—	—	—	—	—	—	—
Class A Common shares issued - Class A Unit exchange	10,015,986	2	(10,015,986)	(2)	8,993	—	8,993	(8,993)	—	—
Class A Common shares issued - Class P Unit exchange	8,199,449	—	—	—	7,064	—	7,064	(7,064)	—	—
Impact of tax receivable agreement due to exchanges of Class A Units	—	—	—	—	14,064	—	14,064	—	—	14,064
Net income (loss)	—	—	—	—	—	(115,989)	(115,989)	33,338	—	(82,651)
As of December 31, 2022	92,062,468	$9	55,486,361	$5	$67,986	$(54,620)	$13,380	$101,397	$—	$114,777
Stock-based compensation	—	—	—	—	14,385	—	14,385	516	—	14,901
Distributions	—	—	—	—	—	—	—	(7,187)	—	(7,187)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for employee taxes	2,242,930	—	—	—	(6)	—	(6)	—	—	(6)
Discharge of holdback obligation related to prior acquisition	—	—	—	—	(1,612)	—	(1,612)	(1,995)	—	(3,607)
Class A Common shares issued - Class P Unit exchange	77,655	—	—	—	131	—	131	(131)	—	—
Net income (loss)	—	—	—	—	—	(9,898)	(9,898)	(5,829)	—	(15,727)
As of December 31, 2023	94,383,053	$9	55,486,361	$5	$80,884	$(64,518)	$16,380	$86,771	$—	$103,151
The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(15,727)	$(82,651)	$152,218
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	12,133	11,498	4,425
Change in fair value of warrant liability	(1,505)	(25,370)	(166,518)
Change in tax receivable agreement liability	1,256	(142,352)	—
Amortization of right-of -use lease assets	4,930	4,655	4,402
Asset impairment charges	24,403	4,317	2,372
Stock-based compensation	13,515	23,493	29,324
Deferred tax asset	—	179,077	(842)
Discharge of holdback obligation related to prior acquisition	(3,705)	—	—
Provision for credit losses	1,792	17,216	5,487
Changes in operating assets and liabilities:
Accounts receivable	4,488	(16,270)	(13,609)
Operating lease right-of-use assets	—	—	(43,323)
Prepaid expenses and other current assets	3,335	7,461	8,235
Other assets	(40)	(229)	(313)
Accounts payable and accrued expenses	(15,275)	14,892	699
Deferred revenue	(338)	(1,895)	2,793
Operating lease liabilities	(6,334)	(5,463)	44,840
Net cash provided by (used in) operating activities	22,928	(11,621)	30,190

Cash flows from investing activities
Capitalized software and expenditures	(11,871)	(16,055)	(7,935)
Cash paid for acquisitions, net of cash acquired	—	(713)	(16,000)
Cash paid for acquisition holdback release	—	(1,000)	—
Cash paid for other investments	—	—	(6,500)
Net cash used in investing activities	(11,871)	(17,768)	(30,435)

Cash flows from financing activities
Distributions	(4,218)	(2,448)	(18,998)
Repayment of insurance premium financing	(1,450)	(7,344)	(7,098)
Taxes paid related to net share settlement of equity awards	(6)	(13)	—
Proceeds from collection of related party note receivable	384	—	—
Proceeds from business combination	—	—	79,969
Payment of note payable	—	—	(205)
Repurchase of Class B Units	—	—	(5,565)
Net cash (used in) provided by financing activities	(5,290)	(9,805)	48,103

Net increase (decrease) in cash	5,767	(39,194)	47,858
Cash – beginning of year	28,583	67,777	19,919
Cash – end of year	$34,350	$28,583	$67,777

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information

Cash (refunded from) paid for income taxes	$38	$(94)	$242

Supplemental disclosures of noncash investing and financing activities
Issuance of equity for acquisitions	$—	$28,725	$29,312
Insurance premium financing	$—	$4,598	$11,205
Accrued liabilities assumed in connection with acquisition	$—	$2,236	$100
Stock-based compensation capitalized for software development	$1,386	$1,667	$1,099
Capitalized assets included in accounts payable and accrued expenses	$1,041	$654	$781
Holdback liability recognized in connection with acquisition	$—	$98	$1,000
Warranty liability assumed from the Business Combination	$—	$—	$193,978
Tax receivable agreement liability recognized in connection with the Business Combination	$—	$—	$128,567
Deferred tax assets recognized in connection with the Business Combination	$—	$—	$151,255
Other assets assumed from the Business Combination	$—	$—	$1,053

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
WM Technology, Inc. was initially incorporated in the Cayman Islands on June 7, 2019 under the name “Silver Spike Acquisition Corp” (“Silver Spike”). Silver Spike was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 16, 2021 (the “Closing Date”), Silver Spike consummated the business combination (the “Business Combination”), pursuant to that certain Agreement and Plan of Merger, dated December 10, 2020 (the “Merger Agreement”), by and among Silver Spike, Silver Spike Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Silver Spike Acquisition Corp., WM Holding Company, LLC, a Delaware limited liability company (when referred to in its pre-Business Combination capacity, “Legacy WMH” and following the Business Combination, “WMH LLC”), and Ghost Media Group, LLC, a Nevada limited liability company, solely in its capacity as the initial holder representative (the “Holder Representative”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Silver Spike was domesticated and continues as a Delaware corporation, changing its name to WM Technology, Inc.
Legacy WHM was reorganized into an Up-C structure, in which substantially all of the assets and business of Legacy WHM are held by WMH LLC and continue to operate through WMH LLC and its subsidiaries, and WM Technology, Inc.’s material assets are the equity interests of WMH LLC indirectly held by it. Legacy WMH was determined to be the accounting acquirer in the Business Combination, which was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
As of December 31, 2023, the Company had an accumulated deficit of $64.5 million. The Company has funded its operations primarily with customer payments for its services and proceeds from the issuance of common stock in connection with its initial public offering (IPO) and follow-on offering. As of December 31, 2023, the Company had cash of $34.4 million. The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least the next twelve months.
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fiscal years presented. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of WM Technology, Inc. and WMH LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.
Restatement of Previously Reported 2023 Quarterly Revenue and Credit Losses
In connection with the preparation of the Company's Consolidated Financial Statements as of and for the fiscal year ended December 31, 2023, the Company discovered that in 2023, it had an inadequate policy associated with its revenue recognition related to the cash collection of a certain subset of its customers that had been placed on cash basis. For these customers, because the determination had been made that there was significant collection risk and the Company had no ability to estimate the collectability of the consideration it was entitled to, revenue recognition was prohibited under Accounting Standards Codification, (“ASC”), Topic 606, “Revenue from Contracts with Customers” until cash was collected for the services that were provided. The Company refers to the customers in this situation as customers that have been placed on cash basis. As further discussed below, the Company misapplied this policy in each of the first three quarters of 2023 by failing to apply (in certain cases) cash receipts to prior accounts receivable (via a credit loss recovery) and instead recognized additional revenue for the cash receipt.
The Company recognizes revenue from contracts with customers under ASC 606. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Once the Company believes that it is no longer probable of collecting substantially all of the consideration to which it will be entitled in exchange for the goods or services transferred to the customer and as such is prohibited from recognizing revenue until it is probable that it will be entitled to all of the consideration. As such, when a customer with significant collection risk is identified, the Company fully reserves for all outstanding accounts receivable and records a credit loss for these receivables.
Initially, revenue for contracts that the Company assesses are not probable of collection is not recognized until the customer has paid or settled all outstanding accounts receivable balances. Collectability is reassessed when there is a significant change in facts or circumstances. The assessment of collectability considers whether the Company may limit its exposure to credit risk through its right to stop transferring additional service in the event the customer is delinquent. When services are still provided to customers that have been identified with significant collection risk, the Company initially applies all payments received against the customers oldest invoices. However, if the Company continues to provide services to these customers for a significant period of time, cash collections have stabilized and other factors indicate it is appropriate, cash collections are assessed to determine if any of the on-going cash receipts should be accounted for as variable consideration under ASC 606 for on-going services instead of recovery of credit losses. To date, no material variable consideration has been recognized and after applying the corrections shown in the table below, all cash collections for these customers are reflected as recovery of credit losses.
Due to the inconsistency of the cash application related to the cash basis customers, and the prohibition on recognizing revenue when the Company does not believe it will receive the consideration it is entitled to, the Company had determined that it had improperly recognized revenue for these customers and should have instead recognized a credit loss recovery related to these cash receipts.
All periods presented below have been retrospectively restated to reflect the effects of the change to revenues and operating expenses. There was no impact to operating income (loss), net income (loss), net income (loss) per share, net cash provided by operating activities or adjusted EBITDA for any periods presented. The consolidated statement of equity is not effected by this restatement.
The Company has restated its unaudited condensed consolidated statements of operations for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023, as follows (in thousands):

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2023
	Previously Reported	Adjustment	As Restated
Net revenues	$48,007	$(1,591)	$46,416
General and administrative expenses	$22,500	$(1,591)	$20,909
Total costs and expenses	$52,155	$(1,591)	$50,564

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Net revenues	$50,852	$(2,429)	$48,423	$98,859	$(4,020)	$94,839
General and administrative expenses	$19,208	$(2,429)	$16,779	$41,708	$(4,020)	$37,688
Total costs and expenses	$47,069	$(2,429)	$44,640	$99,224	$(4,020)	$95,204

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Net revenues	$47,725	$(1,038)	$46,687	$146,584	$(5,058)	$141,526
General and administrative expenses	$19,189	$(1,038)	$18,151	$60,897	$(5,058)	$55,839
Total costs and expenses	$53,273	$(1,038)	$52,235	$152,497	$(5,058)	$147,439
The Company has restated its unaudited condensed consolidated Statements of Cash Flows for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023, as follows (in thousands):

	Three Months Ended March 31, 2023
	Previously Reported	Adjustment	As Restated
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for credit losses	$1,951	$(1,591)	$360

Changes in operating assets and liabilities:
Accounts receivable	$86	$1,591	$1,677

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2023
	Previously Reported	Adjustment	As Restated
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for credit losses	$3,605	$(4,020)	$(415)

Changes in operating assets and liabilities:
Accounts receivable	$(1,138)	$4,020	$2,882

	Nine Months Ended September 30, 2023
	Previously Reported	Adjustment	As Restated
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for credit losses	$4,862	$(5,058)	$(196)

Changes in operating assets and liabilities:
Accounts receivable	$262	$5,058	$5,320
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the years ended December 31, 2023, 2022 and 2021.
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
Significant estimates made by management include, among others, the allowance for credit losses, the useful lives of long-lived assets, income taxes, website and internal-use software development costs, leases, valuation of goodwill and other intangible assets, valuation of warrant liability, deferred tax assets and the related valuation allowance, tax receivable agreement (“TRA”) liability, revenue recognition, performance and stock-based compensation and the recognition and disclosure of contingent liabilities.
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely. Additionally, while a number of U.S. legislators have introduced various bills to legalize cannabis at the federal level, none of these bills has become law. Currently, under federal law, cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is still a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines, and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA can be a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. If any of the states

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that permit use of cannabis were to change their laws or the federal government was to actively enforce the CSA or other laws related to the federal prohibition on cannabis, the Company’s business could be adversely affected.
In addition, the Company’s ability to grow and meet its operating objectives depends largely on the continued legalization and regulation of cannabis on a widespread basis. There can be no assurance that such legalization will occur on a timely basis, or at all.
The geographic concentration of the Company’s clients makes the Company vulnerable to a downturn in the local markets. Historically, the Company’s business operations have been located primarily in the State of California. See Note 3, “Revenue from Contracts with Customers,” to these consolidated financial statements for additional information.
Accounts Receivable, Net
A receivable is recorded when an unconditional right to invoice and receive payment exists. Accounts receivable primarily include amounts related to receivables from customers. Receivables are shown net of allowance for credit losses which is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The Company measures credit losses on its trade accounts receivable using the current expected credit loss model under ASC 326 Financial Instruments – Credit Losses.
The Company calculates the expected credit losses on a pool basis for trade receivables that have similar risk characteristics. For trade receivables that do not share similar risk characteristics, the allowance for credit losses is calculated on an individual basis. Risk characteristics relevant to the Company’s accounts receivable include balance of customer account and aging status.
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $8.7 million as of December 31, 2023 and $12.2 million of as of December 31, 2022, respectively.
As of December 31, 2023, no customer accounted for more than 10% of the total gross accounts receivable outstanding. As of December 31, 2022, a receivable due from one customer accounted for approximately 11% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for credit losses:

	Years Ended December 31,
	2023	2022	2021
Allowance, beginning of year	$12,232	$5,169	$857
Provision (benefit) for credit losses	1,792	17,216	5,487
Write-off, net of recoveries	(5,276)	(10,153)	(1,175)
Allowance, end of year	$8,748	$12,232	$5,169
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2022, the carrying value of the Company’s investments in equity securities without a readily determinable fair value was $3.5 million, which is recorded within other assets on the Company’s consolidated balance sheets.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value. For the years ended December 31, 2023 and 2022, the Company recorded $3.5 million, $3.0 million, respectively, in impairment charges related to investments in equity securities. These impairment charges are included in asset impairment charges in the accompanying consolidated statements of operations. The Company did not have any impairment charges related to investments in equity securities. in 2021.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation, amortization and asset impairment charges, and consist of internally developed software, computer equipment, furniture and fixtures and leasehold improvements. Depreciation

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
is computed using the straight-line method over the estimated useful lives of the assets and generally over three years for computer equipment, seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining term of the related lease. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the Company’s results of operations.
The Company assesses impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. For the year ended December 31, 2023, the Company recorded impairment charges of $3.9 million of which $2.7 million related to property and equipment associated with certain product offerings that were sunset in December 2023 and $1.3 million related to leasehold improvements associated with the impairment of a ROU asset both of which are included in asset impairment charges in the consolidated statements of operations. No impairments to property and equipment were recorded during the years ended December 31, 2022 and 2021.
Capitalized Software
Capitalized website and internal-use software development costs are included in property and equipment in the accompanying balance sheets. The Company capitalizes certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions when (i) the preliminary development project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party contractors who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Maintenance and training costs are expensed as incurred. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. Product development costs include salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred.
During the years ended December 31, 2023, 2022, and 2021, the Company amortized $7.7 million, $5.1 million and $0.1 million, respectively, of internal-use software development costs to subscription and support cost of revenues. For the years ended December 31, 2023 and 2022, the Company capitalized $13.1 million and $15.5 million of costs related to the development of software applications. At December 31, 2023 and 2022, the accumulated amortization of capitalized internal-use software development costs was $12.9 million and $5.1 million, respectively.
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
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. The Company recorded an impairment charge of $6.1 million for the year ended December 31, 2023 related to intangible assets associated with certain product offerings that were sunset in December 2023, which is included in asset impairment charges in the consolidated

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
statements of operations. No intangible asset impairment charges have been recorded for the years ended December 31, 2022 and 2021. See Note 9, “Goodwill and Intangible Assets,” to these consolidated financial statements for additional information.
Leases
The Company’s operating leases consist of office space located primarily in the United States. The Company does not have any leases classified as financing leases. The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheets as both a right-of-use asset (“ROU”) and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
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
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows.
In 2023, the Company recognized $10.9 million of ROU asset impairment charges driven by updated sublease assumptions for our second headquarter space in Los Angeles, California, pursuant to an operating lease that expires in 2031. In addition, the Company recognized ROU asset impairment charges of $0.6 million and $2.4 million during the years ended December 31, 2022 and 2021, respectively, related to certain ROU assets reducing the carrying values of the lease assets to their estimated fair values based on the discounted cash flows of estimated net rental income for the office spaces subleased.
The impairment charges of ROU assets are included in asset impairment charges in the consolidated statements of operations. See Note 4, “Leases,” to these consolidated financial statements for additional information.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of December 31, 2023, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A equity holders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in change in fair value of warrant liabilities within the consolidated statements of operations at each reporting date. See Note 12, “Warrant Liability,” to these consolidated financial statements for additional information.
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a tax receivable agreement (the “TRA”) with continuing members that provides for a payment to the continuing Class A Unit holders of 85% of the amount of tax benefits, if any, that the Company realizes, or is deemed to realize, as a result of redemptions or exchanges of Units (as defined below). In connection with such potential future tax benefits resulting from the Business Combination, and such subsequent redemptions and exchanges, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded to additional paid-in capital.
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (expense), net on the consolidated statements of operations. See Note 16, “Income Taxes,” to these consolidated financial statements for additional information.
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. The transaction price reflects the amount the Company expects to receive for such goods, net of discounts. Discounts issued are primarily related to the Company’s WM Teal program, which stands for “Together for Equity Access and Legislation”, through which the Company provides discounts including free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. The Company provides a discount to license holders who were awarded special status by the state based on owner qualifications. These are typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by the Company on the applicable state’s website. For the years ended December 31, 2023, 2022 and 2021, total discounts issued was $4.2 million, $4.5 million and $2.6 million, respectively. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
The Company’s revenues are derived primarily from monthly subscriptions to Weedmaps for Business, featured and deal listings and other WM Ad solutions. The Company’s Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured and deal listings and other WM Ad solutions are offered as add-on products to the Weedmaps for Business subscriptions. Featured and deal listings provide customers with premium placement ad solutions and discount and promotion pricing tools. Other WM Ad solutions include banner ads and promotion tiles on the Company’s marketplace ad as well as other advertising products on and off the Weedmaps marketplace. The Company has a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the services are provided. The Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices of the underlying services at contract inception.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue for service contracts that the Company assesses are not probable of collection is not recognized until the contract is completed and payment is received. Collectability is reassessed when there is a significant change in facts or circumstances. The assessment of collectability considers whether the Company may limit its exposure to credit risk through its right to stop transferring additional service in the event the customer is delinquent. See Note 3, “Revenue from Contracts with Customers,” to these consolidated financial statements for additional information.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The Company’s cost of revenue primarily consists of web hosting, internet service costs, credit card processing costs and other third party services.
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $11.8 million, $14.4 million and $17.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in sales and marketing expense in the accompanying consolidated statements of operations.
Stock-Based Compensation
The Company measures fair value of employee stock-based compensation awards on the date of grant and allocates the related expense over the requisite service period. The fair value of restricted stock units and performance-based restricted stock units is equal to the market price of the Company’s common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. The expected volatility is based on the historical volatility and implied volatilities for comparable companies, the expected life of the award is based on the simplified method. When awards include a performance condition that impacts the vesting of the award, the Company records compensation cost when it becomes probable that the performance condition will be met and the expense will be attributed over the performance period. See Note 14, “Stock-based Compensation,” to these consolidated financial statements for additional information.
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the Company’s 401(k) plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $2.3 million, $2.4 million and $1.5 million, respectively, of expenses related to employer contributions for the Company’s 401(k) plan.
Other Income (Expense), net
Other income (expense), net consists primarily of gain resulting from the discharge of a holdback obligation related to a prior acquisition, change in fair value of warrant liability and TRA liability remeasurement, political contributions, interest income, interest expense, financing fees and other tax related expenses. The Company recorded a non-cash gain of $3.7 million during the year ended December 31, 2023 resulting from the discharge of a holdback obligation related to a prior acquisition.
Income Taxes
The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if the Company determines it is more-likely-than-not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. See Note 16, “Income Taxes,” to these consolidated financial statements for additional information.
Segment Reporting
The Company has identified one business segment which management also considers to be one reporting unit as the Company’s Executive Chair and Interim Chief Financial Officer allocate resources, assess performance and manage the businesses as one segment.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to WM Technology, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.
Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if-converted method, as applicable. Potential common shares are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 15, “Earnings Per Share,” for additional information on dilutive securities.
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions and the Company’s cash balances at these institutions typically exceed the Federal Deposit Insurance Corporation limit. As of December 31, 2023, the Company had cash balances that exceeded the deposit insurance limit with five financial institutions. As of December 31, 2022, the Company had cash balances that exceeded the deposit insurance limit with four financial institutions. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Recently Adopted Accounting Pronouncements
The Company reviewed the accounting pronouncements that became effective for fiscal year 2023 and determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the adoption of this standard.
The Company also reviewed other recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the consolidated financial statements.
3.    Revenue from Contracts with Customers
The Company sells a monthly subscription offering to retailer and brand clients as well as upsell and add-on offerings to licensed clients. The Company’s current Weedmaps for Business monthly subscription package includes:
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
•WM Store: Customizable order and menus embed which allows retailers and brands to import their Weedmaps listing menu or product reservation functionality to their own white-labeled WM Store website or separately owned website. WM Store facilitates customer pickup or delivery orders and enables retailers to reach more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2023, we completed the sunset of WM AdSuite, WM CRM and WM Screens product offerings as we continue to focus our efforts on other Weedmaps for Business products that support the Weedmaps marketplace and improve the eCommerce experience for our clients and users.
Disaggregation of revenue
The following table summarizes the Company’s disaggregated net revenue information (in thousands):

	Years Ended December 31,
	2023	2022	2021

Net revenues:
Featured and deal listings	$126,546	$149,621	$138,480
Weedmaps for Business	46,730	50,662	42,611
Subtotal	173,276	200,283	181,091
Other ad solutions	14,717	15,248	12,055
Total net revenues[1]	$187,993	$215,531	$193,146
____________
1 Net revenues are net of discounts of $4.2 million in 2023, $4.5 million in 2022 and $2.6 million in 2021, primary related to the Company’s Teal program. See “Revenue Recognition” of Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. The deferred revenue balance as of December 31, 2023 was $5.9 million and is expected to be fully recognized within the next twelve months. The deferred revenue balances as of December 31, 2022 and 2021 were $6.3 million and $8.1 million, respectively, and were fully recognized in the first quarter of the following fiscal year. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
Substantially all of the Company’s revenue has been generated in the United States for the years ended December 31, 2023, 2022 and 2021. For the year ended December 31, 2023, approximately 52% of the Company’s net revenue originated in California compared with 56% for the year ended December 31, 2022 and 61% for the year ended December 31, 2021.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Leases
Effective January 1, 2021, the Company adopted ASC 842 - Leases using the modified retrospective transition approach for recording ROU assets and operating lease liabilities for its operating leases. The Company’s operating leases consist of office space located primarily in the United States. The Company does not have any leases classified as financing leases.
The components of lease related costs, net for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$7,208	$7,537	$9,229
Variable lease cost	1,549	1,525	2,217
Operating lease cost	8,757	9,062	11,446
Short-term lease cost	89	12	88
Total lease cost, net	$8,846	$9,074	$11,534
Net rent expense is included in general and administrative expense in the accompanying consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company made cash payments of $9.9 million, $9.6 million and $8.2 million respectively, on its operating leases, all of which were included in cash flows from operating activities within the consolidated statements of cash flows.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the years ended December 31, 2023, 2022 and 2021, the Company recorded rent income related to a sublease of $2.2 million, $1.9 million and $0.2 million, respectively. In 2022, the Company entered into a sublease agreement with an affiliate of the Executive Chair. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. See Note 17, “Related Party Transactions,” to these consolidated financial statements for additional information.
As of December 31, 2023, future minimum payments for the next five years and thereafter are as follows (in thousands):

Operating Leases
Years Ending December 31,
2024	$9,405
2025	5,830
2026	5,408
2027	5,570
2028	5,737
Thereafter	13,016
Total	$44,966
Less present value discount	(11,923)
Operating lease liabilities	$33,043
As of December 31, 2023 and 2022, the Company’s operating leases had a weighted average remaining lease term of 6.3 years and 6.8 years and a weighted-average discount rate of 9.8%. The Company’s lease agreements do not provide an implicit rate and as a result, the Company used an estimated incremental borrowing rate, which was derived from third-party information available at the time the Company adopted ASC 842 in determining the present value of future lease payments. The rate used is for a secured borrowing of a similar term as the right of use asset. The fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows.
In 2023, the Company recognized a ROU asset impairment charge of $10.9 million and impairment of related leasehold improvements of $1.3 million, driven by updated sublease assumptions for our second headquarter space in Los Angeles, California, pursuant to an operating lease that expires in 2031. In addition, the Company recognized ROU asset impairment charges of $0.6 million and $2.4 million during the years ended December 31, 2022 and 2021, respectively, related to certain ROU assets reducing the carrying values of the lease assets to their estimated fair values based on the discounted cash flows of estimated net rental income for the office spaces subleased. The ROU impairment charges are included in asset impairment charges in the consolidated statements of operations.

5.    Commitments and Contingencies
Litigation
During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.
Purchase Obligations
The Company has minimum outstanding purchase obligations of $7.1 million in 2024, $7.3 million in 2025 and $7.5 million in 2026, due under software license agreements, of which the majority relates to the Company’s three-year AWS Enterprise agreement.
Employee Termination Costs
During the year ended December 31, 2022, Company approved plans to reduce the workforce based on cost-reduction initiatives intended to reduce operating expenses and sharpen the Company’s focus on key growth priorities. The Company also incurred termination costs related to the departures of the Company’s former executives.
The following table provides a roll forward of employee termination costs:

Employee Termination Costs
Unpaid employee termination costs, January 1, 2022	$—
Employee termination costs - severance and other cash costs	8,076
Total paid	(4,430)
Unpaid employee termination costs, December 31, 2022	$3,646
Employee termination costs - severance and other cash costs	194
Total paid	(3,840)
Unpaid employee termination costs, December 31, 2023	$—
Employee termination costs are included in general and administrative expenses on the consolidated statements of operations.
6.    Fair Value Measurements
Fair Value Measurements
The Company follows the guidance in ASC 820 - Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	December 31, 2023	December 31, 2022
Liabilities:
Warrant liability – Public Warrants	1	$375	$1,250
Warrant liability – Private Placement Warrants	3	210	840
Total warrant liability		$585	$2,090

The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Year Ended December 31, 2023
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$1,250	$840	$2,090
Change in valuation inputs or other assumptions	(875)	(630)	(1,505)
Fair value, end of period	$375	$210	$585

	Year Ended December 31, 2022
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$16,750	$10,710	$27,460
Change in valuation inputs or other assumptions	(15,500)	(9,870)	(25,370)
Fair value, end of period	$1,250	$840	$2,090
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$0.72	$1.01
Volatility	87.5%	82.3%
Term (years)	2.46	3.46
Risk-free interest rate	4.13%	4.17%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
7.     Business Combination
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•The Company issued 65,502,347 shares of Class V Common Stock to Class A Unit holders, representing the same number of Class A Units retained by the Legacy WMH equity holders.
•The Company, the Holder Representative and the Class A Unit holders entered into the TRA, pursuant to which WM Technology, Inc. will pay to WMH LLC Class A equity holders 85% of the net income tax savings that WM Technology, Inc. actually realizes as a result of increases in the tax basis of WMH LLC’s assets as a result of the exchange of Units for cash in the Business Combination and future exchanges of the Class A Units for shares of Class A Common Stock or cash pursuant to the Exchange Agreement, and certain other tax attributes of WMH LLC and tax benefits related to the TRA, including tax benefits attributable to payments under the TRA.
Concurrently with the closing of the Business Combination, the Unit holders entered into the Exchange Agreement. The terms of the Exchange Agreement, among other things, provide the Unit holders (or certain permitted transferees thereof) with the right from time to time at and after 180 days following the Business Combination to exchange their vested Paired Interests (as defined in Note 14, “Stock-based Compensation” to our consolidated financial statements included herein),for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or Class P Units for shares of Class A Common Stock with a value equal to the value of such Class P Units less their participation threshold, or in each case, at the Company’s election, the cash equivalent of such shares of Class A Common Stock.
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
8.     Acquisitions
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
In December 31, 2023, the Company completed the sunset of certain product offerings including WM Screens, a product offering associated with our acquisition of Eyechronic, as the Company continues to focus the efforts on other Weedmaps for Business products that support the Weedmaps marketplace and improve the eCommerce experience for the Company’s clients and users. For the year ended December 31, 2023 the Company recorded impairment charges of $3.8 million related to

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
intangible assets and $2.6 million related to property and equipment associated with the sunset of WM Screens, which is included in asset impairment charges in the consolidated statements of operations.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 31, 2023, the Company completed the sunset of certain product offerings including WM CRM, a product offering associated with the acquisition of Sprout, as the Company continues to focus the efforts on other Weedmaps for Business products that support the Weedmaps marketplace and improve the eCommerce experience for the Company’s clients and users. For the year ended December 31, 2023 the Company recorded an impairment charge of $2.3 million related to intangible assets and $0.1 million related to property and equipment associated with WM CRM, which is included in asset impairment charges in the consolidated statements of operations.
Pro Forma Results and Acquisition-Related Costs
The consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 include the financial results of the above acquisitions from the date of the acquisitions. Pro forma financial results have not been presented since these acquisitions were not material to our financial results.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.     Goodwill and Intangible Assets
Goodwill
Goodwill totaled $68.4 million as of December 31, 2023 and 2022. No goodwill impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.
Intangible Assets
Intangible assets consisted of the following for the periods presented below (in thousands):

	December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,008)	$2,248
Software technology	5.0	249	(112)	137
Customer relationships	8.0	170	(48)	122
Total intangible assets	14.5	$7,675	$(5,168)	$2,507

	December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	14.4	$7,635	$(4,699)	$2,936
Software technology	6.9	7,516	(4,413)	3,103
Customer relationships	11.5	5,211	(921)	4,290
Order Backlog	1.0	$210	$(200)	$10
Total intangible assets	10.8	$20,572	$(10,233)	$10,339
Amortization expense for intangible assets was $7.8 million, $2.7 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recorded an impairment charge of $6.1 million for the year ended December 31, 2023 related to intangible assets associated with certain product offerings that were sunset in December 2023, which is included in asset impairment charges in the consolidated statements of operations. No intangible asset impairment charges have been recorded for the years ended December 31, 2022 and 2021.
The estimated future amortization expense of intangible assets as of December 31, 2023 is as follows (in thousands):

Amortization
Years ended December 31,
2024	$555
2025	555
2026	543
2027	505
2028	222
Thereafter	127
$2,507

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid insurance	$1,530	$2,869
Prepaid marketing	387	2,321
Prepaid software	2,406	2,762
Other prepaid expenses and other current assets	1,655	1,010
	$5,978	$8,962
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
No impairment charge was recognized during the year ended December 31, 2023, related to certain capitalized implementation costs for a cloud computing arrangement that was abandoned. The Company recognized an impairment charge of $0.8 million during the year ended December 31, 2022, related to certain capitalized implementation costs for a cloud computing arrangement that was abandoned.
11.     Accounts Payable and Accrued Expenses
Accounts payable and accrued liabilities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable and other accrued liabilities	$7,323	$9,561
Accrued employee expenses	13,859	24,074
	$21,182	$33,635
Accrued employee expenses include accrued bonuses of $2.6 million and $9.9 million as of December 31, 2023 and 2022, respectively, primarily related to certain employment agreements entered into in connection with prior acquisitions. The decrease in accrued employee expenses as of December 31, 2023 compared with December 31, 2022 is primarily due to a decline in bonuses accrual of $5.9 million related to certain employment agreements entered into in connection with prior acquisitions, payment of employee termination cost of $3.6 million and a decline in other employee bonuses of $0.6 million due to a decrease in employee headcount.
12.     Warrant Liability
At December 31, 2023, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in non-cash gain of $1.5 million, $25.4 million and $166.5 million in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively. For additional information, see Note 6, “Fair Value Measurements.”
13.     Equity
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of December 31, 2023, the noncontrolling interests owned 37.2% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests. Net income for the period prior to the Business Combination from January 1, 2021 to June 15, 2021 is allocated to net income attributable to noncontrolling interests on the consolidated statements of operations for the year ended December 31, 2021.
14.     Stock-based Compensation
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
A summary of the Class P Unit activity for the periods presented is as follows:

Number of Units
Outstanding Class P Units, December 31, 2022	15,125,429
Cancellations	(75,922)
Exchanged for Class A Common Stock	(245,000)
Outstanding Class P Units, December 31, 2023	14,804,507
Vested, December 31, 2023	14,723,936
As of December 31, 2023, unrecognized stock-based compensation expense for non-vested Class P Units were $0.2 million, which is expected to be recognized over a weighted-average period of 0.9 years. For the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense for the Class P Units of $0.5 million, $2.3 million and $20.9 million, respectively. Due to the Business Combination completed in the second quarter of 2021, certain limitations on exercisability related to the Company’s Class P equity awards issued to employees and consultants were removed and as a result the Company recognized the life-to-date expense on units vested through the Business Combination date on those equity awards. The stock-based compensation expense recognized during the year ended December 31, 2021 includes a one-time incremental expense of $4.1 million related to an award modification as a result of an advisory agreement entered into with a former executive.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of December 31, 2023, 33,146,412 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of December 31, 2023, 19,530,046 shares of Class A Common Stock are available for future issuance.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the restricted stock unit (“RSU”) activity for the year ended December 31, 2023 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2022	6,269,868	$7.07
Granted	6,634,013	1.03
Vested	(2,245,844)	6.66
Cancelled/Forfeited/Expired	(2,974,439)	4.53
Non-vested at December 31, 2023	7,683,598	$2.96
As of December 31, 2023, unrecognized stock-based compensation expense for non-vested RSUs was $20.6 million, which is expected to be recognized over a weighted-average period of 1.8 years. For the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense for the RSUs of $13.1 million, $21.2 million and $8.0 million, respectively. Stock-based compensation recognized during the year ended December 31, 2022 included a $0.6 million expense related to an award modification as a result of the departure of the Company’s former chief executive officer.
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
A summary of the PRSU activity for the year ended December 31, 2023 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2022	859,375	6.40
Granted	—	—
Vested	—	—
Cancelled/Forfeited/Expired	(625,000)	6.40
Non-vested at December 31, 2023	234,375	6.40
Based on the probability of attainment as of December 31, 2023, the unrecognized stock-based compensation expense for non-vested PRSUs was nil. For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation credit of $0.1 million and less than $0.1 million, respectively, related to the PRSUs. For the year ended December 31, 2021, the Company recorded stock-based compensation expense of $0.4 million related to the PRSUs. Stock-based compensation expense related to these PRSUs decreased due to the reassessment of vesting probability and the forfeitures resulting from the executive departures.
The Company recorded stock-based compensation cost related to the Class P Units, RSUs and PRSUs in the following expense categories on the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2023	2022	2021
Sales and marketing	$2,706	$6,358	$6,021
Product development	4,170	5,260	5,103
General and administrative	6,639	11,875	18,200
Total stock-based compensation expense	13,515	23,493	29,324
Amount capitalized to software development	1,386	1,667	1,099
Total stock-based compensation cost	$14,901	$25,160	30,423

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.     Earnings Per Share
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
The computation of (loss) income per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands, except for share and per share amounts):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$(15,727)	$(82,651)	$152,218
Less: net income attributable to WMH prior to the Business Combination	—	—	15,078
Less: net income (loss) attributable to noncontrolling interests after the Business Combination	(5,829)	33,338	76,757
Net income (loss) attributable to WM Technology, Inc. - basic	(9,898)	(115,989)	60,383
Effect of dilutive securities:
Change in fair value of Public and Private Placement Warrants, net of amounts attributable to noncontrolling interests	—	—	72,483
Net income (loss) attributable to WM Technology, Inc. - diluted	$(9,898)	$(115,989)	$(12,100)
Denominator:
Weighted average common shares outstanding - basic	93,244,911	85,027,120	65,013,517
Weighted average effect of dilutive securities:
Public warrants¹	—	—	1,153,782
Private warrants¹	—	—	646,118
Weighted average common shares outstanding - diluted	93,244,911	85,027,120	66,813,417

Net income (loss) per share of Class A Common Stock:
Net income (loss) per Class A common share - basic	$(0.11)	$(1.36)	$0.93
Net income (loss) per Class A common share - diluted	$(0.11)	$(1.36)	$(0.18)
___________________________________
¹ Calculated using the treasury stock method.
Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented. However, shares of the Class V Common Stock outstanding for the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method and are included in the computation of diluted earnings (loss) per share, except when the effect would be anti-dilutive.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2023	2022	2021
Class V Shares	55,486,361	55,486,361	65,502,347
Class P Units	14,804,507	15,125,429	25,660,529
RSUs outstanding	7,683,598	6,269,868	6,398,707
PRSUs outstanding	234,375	859,375	2,437,500
Public Warrants	12,499,973	12,499,973	—
Private Placement Warrants	7,000,000	7,000,000	—
Acquisition holdback shares	—	677,847	—
16.     Income Taxes
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
The components of income (loss) before taxes are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$(15,582)	$97,639	$151,987
Foreign	(52)	(1,213)	(370)
Income before income taxes	(15,634)	96,426	151,617
The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current
Federal	$—	$—	$—
State	93	—	—
Foreign	—	(341)	241
	93	(341)	241
Deferred
Federal	—	131,766	(508)
State	—	47,652	(334)
Foreign	—	—	—
	—	179,418	(842)
Provision for (benefit from) income taxes	$93	$179,077	$(601)

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in the Company’s income tax provision/(benefit) from 2022 to 2023 is due to the continuation of recording a full valuation allowance on our deferred tax assets as of December 31, 2023, and continued remeasurement of the related TRA liability.
The change in the Company’s income tax provision/(benefit) from 2021 to 2022 is due to the recording of a full valuation allowance on our deferred tax assets as of December 31, 2022 and remeasurement of the related TRA liability. In previous periods, the provision/(benefit) was also impacted by the Business Combination and settlement of a foreign income tax examination.
The actual income tax expense differs from the expected amount computed by applying the federal statutory corporate tax rate of 21 percent as follows (in thousands):

	Years Ended December 31,
	2023		2022	2021
Federal statutory rate	$(3,283)		$20,249	$31,844
State blended statutory rate	(828)		5,168	8,497
Income taxed to owners of noncontrolling interests	1,558		(11,285)	(21,762)
Foreign tax impact	1		(80)	227
Change in fair value of warrant liability	(246)		(3,718)	(19,669)
Stock based compensation	2,154		2,868	—
Other permanent items	433		548	901
Research and development credits	(502)		(2,514)	(751)
Return to Provision	1,128		—	—
Acquisition Holdback Share Release	(605)		—	—
Change in valuation allowance	(413)		186,954	112
Tax receivable agreement revaluation	205		(20,462)	—
Change in State Tax Rate	491		1,349	—
Provision for (benefit from) income taxes	$93		$179,077	$(601)
Effective tax rate	(0.6)%	—	185.7%	(0.4)%
The significant components of the net deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Investment in partnership	$129,297	$133,569
Tax receivable agreement	37,021	37,254
Net operating loss carryovers	15,689	12,453
Tax credit carryovers	4,140	3,679
Other	535	111
Total deferred tax asset	186,682	187,066
Less: valuation allowance	(186,682)	(187,066)
Net deferred tax asset	$—	$—
The valuation allowance decreased $0.4 million for the year ended December 31, 2023 and increased $187.0 million for the year ended December 31, 2022. Realization of deferred tax assets is dependent on future earning, if any, the timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.
As of December 31, 2023, the Company had federal and state net operating loss carry forwards of approximately $57.8 million and $51.1 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carries forward

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
indefinitely and most of the state net operating losses will expire beginning in 2041. The Company also has foreign net operating loss carry forwards of approximately $0.1 million.
As of December 31, 2023, the Company had federal and California research credit carryforwards of $3.9 million and $1.5 million, respectively, available to reduce future tax. Federal tax credits begin to expire in 2041 and California credits carry forward indefinitely.
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
The Company’s deferred tax asset is primarily attributable to future tax amortization deductions of tax basis created from the Business Combination, subsequent redemptions and exchanges of WHM Units, and future TRA payments. These deferred tax assets generally amortize over 15 years beginning on the date the WHM Units are deemed to have been exchanged or redeemed, or TRA payments are made, as applicable. Tax amortization deductions in excess of taxable income from operations result in a net operating loss, which can be carried forward indefinitely for federal tax purposes.
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
Based on the weight of all available evidence, both positive and negative, the Company determined during the fourth quarter of 2022 that a full valuation allowance was required against its net DTAs. Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of negative evidence evaluated were the book operating loss incurred during the year ended December 31, 2022 and lowered forecasts at that time. For the period ending December 31, 2023, management conducted a similar analysis, and determined that a full valuation allowance was still required. Payment under the TRA liability was not probable, resulting from the full valuation allowance and accordingly, substantially all of the TRA liability was reversed. As of December 31, 2023 and 2022, the TRA liability was $1.8 million and $0.5 million, respectively.
The Company follows the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return.
The following table reflects changes in the unrecognized tax benefits (in thousands):

	December 31, 2023	December 31, 2022
Gross amount of unrecognized tax benefits as of the beginning of the period	$920	$188
Decreases related to prior year tax provisions	—	—
Increases related to current year tax provisions	104	732
Gross amount of unrecognized tax benefits as of the end of the period	$1,024	$920
As of December 31, 2023, the Company has unrecognized tax benefits of approximately $1.0 million, which would affect its effective tax rate if recognized, and without consideration of valuation allowance. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company and its subsidiaries file income tax returns with the U.S. federal government, various U.S. states and several foreign jurisdictions. The Company’s U.S. federal and state tax returns remain open to examination for 2019 through 2023. In addition, tax returns remain open to examination in non-U.S. subsidiaries, including Canada.
17.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate of the Executive Chair. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. The monthly base rent, after the rent abatement period for the first four months, is $69,000. Rent receivable of $0.7 million is included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of December 31, 2023, and was subsequently collected in April 2024. As of December 31, 2022, $0.1 million of rent receivable was included in accounts receivable, net on the accompanying consolidated balance sheets. For the years ended December 31, 2023 and 2022, income on the sublease from the related party transactions were $0.7 million and $0.4 million, respectively. The income on sublease is netted with rent expense and included in general and administrative expenses on the consolidated statements of operations.
In connection with the Business Combination, the Company paid $1.1 million in certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount of $1.1 million in 12 equal quarterly installments commencing on March 31, 2023. The promissory note bears interest at a rate of 5% per annum commencing on March 31, 2023. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of December 31, 2023, the remaining balance of the promissory note receivable was $0.7 million of which, $0.4 million was included in prepaid expenses and other current assets and $0.3 million was included in other assets on the consolidated balance sheets. As of December 31, 2022, $1.1 million of related party note receivable was included in other assets on the accompanying consolidated balance sheets. For the year ended December 31, 2023, interest income on the promissory note was less than $0.1 million, which is included in other income (expense), net on the consolidated statement of operations.
During the fourth quarter of 2023, the Company reimbursed $0.4 million in certain legal fee to Silver Spike Holdings, an affiliate to a member of the board of directors in connection with responding to the SEC investigation. See Part I. Item 3. “Legal Proceedings” for further discussion. The expense is included in general and administrative expenses on the consolidated statements of operations.