Form 10-Q
period 2024-03-31
WM TECHNOLOGY, INC.
filed 2024-05-24
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
•the effect of macroeconomic conditions, including but not limited to inflation, uncertain credit and global financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures; recent and potential future geopolitical events, including the military conflicts between Russia and Ukraine and Israel and Hamas; and the occurrence of a catastrophic event, including but not limited to severe weather, war, or terrorist attack;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on May 24, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash	$35,717	$34,350
Accounts receivable, net	7,893	11,158
Prepaid expenses and other current assets	6,651	5,978
Total current assets	50,261	51,486
Property and equipment, net	25,766	24,255
Goodwill	68,368	68,368
Intangible assets, net	2,369	2,507
Right-of-use assets	14,441	15,629
Other assets	4,644	4,776
Total assets	$165,849	$167,021
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$16,553	$21,182
Deferred revenue	5,786	5,918
Operating lease liabilities, current	5,900	6,493
Tax receivable agreement liability, current	1,756	122
Total current liabilities	29,995	33,715
Operating lease liabilities, non-current	25,414	26,550
Tax receivable agreement liability, non-current	543	1,634
Warrant liability	1,435	585
Other long-term liabilities	1,634	1,386
Total liabilities	59,021	63,870
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 95,051,735 shares issued and outstanding at March 31, 2024 and 94,383,053 shares issued and outstanding at December 31, 2023	9	9
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 55,486,361 shares issued and outstanding at March 31, 2024 and December 31, 2023	5	5
Additional paid-in capital	84,056	80,884
Accumulated deficit	(63,278)	(64,518)
Total WM Technology, Inc. stockholders’ equity	20,792	16,380
Noncontrolling interests	86,036	86,771
Total stockholders’ equity	106,828	103,151
Total liabilities and stockholders’ equity	$165,849	$167,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended March 31,
	2024	2023 As Restated[1]
Net revenues	$44,389	$46,416

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,302	3,494
Sales and marketing	9,634	12,060
Product development	9,229	10,934
General and administrative	16,526	20,909
Depreciation and amortization	2,937	3,167
Total costs and expenses	40,628	50,564
Operating income (loss)	3,761	(4,148)
Other income (expenses), net
Change in fair value of warrant liability	(850)	725
Change in tax receivable agreement liability	(543)	(100)
Other income (expense)	(400)	(446)
Income (loss) before income taxes	1,968	(3,969)
Provision for income taxes	9	—
Net income (loss)	1,959	(3,969)
Net income (loss) attributable to noncontrolling interests	719	(1,494)
Net income (loss) attributable to WM Technology, Inc.	$1,240	$(2,475)

Class A Common Stock:
Basic income (loss) per share	$0.01	$(0.03)
Diluted income (loss) per share	$0.01	$(0.03)

Class A Common Stock:
Weighted average basic shares outstanding	94,704,164	92,323,757
Weighted average diluted shares outstanding	96,023,352	92,323,757
___________________________
1. For the three months ended March 31, 2023, net revenues and general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported revenue and credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three Months Ended March 31, 2024
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2023	94,383,053	$9	55,486,361	$5	$80,884	$(64,518)	$16,380	$86,771	$103,151
Stock-based compensation	—	—	—	—	3,115	—	3,115	60	3,175
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	628,941	—	—	—	(2)	—	(2)	—	(2)
Distributions	—	—	—	—	—	—	—	(1,455)	(1,455)
Issuance of common stock - Class P Unit exchange	39,741	—	—	—	59	—	59	(59)	—
Net income	—	—	—	—	—	1,240	1,240	719	1,959
As of March 31, 2024	95,051,735	$9	55,486,361	$5	$84,056	$(63,278)	$20,792	$86,036	$106,828

	Three Months Ended March 31, 2023
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2022	92,062,468	$9	55,486,361	$5	$67,986	$(54,620)	$13,380	$101,397	$114,777
Stock-based compensation	—	—	—	—	4,396	—	4,396	285	4,681
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	475,510	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(250)	(250)
Issuance of common stock - Class P Unit exchange	35,488	—	—	—	62	—	62	(62)	—
Net loss	—	—	—	—	—	(2,475)	(2,475)	(1,494)	(3,969)
As of March 31, 2023	92,573,466	$9	55,486,361	$5	$72,444	$(57,095)	$15,363	$99,876	$115,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023 As Restated[1]

Cash flows from operating activities
Net income (loss)	$1,959	$(3,969)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,937	3,167
Change in fair value of warrant liability	850	(725)
Change in tax receivable agreement liability	543	100
Amortization of right-of-use lease assets	1,188	1,202
Stock-based compensation	2,819	4,383
Provision (benefit) for credit losses	(658)	360
Changes in operating assets and liabilities:
Accounts receivable	3,923	1,677
Prepaid expenses and other current assets	(673)	2,447
Other assets	36	25
Accounts payable and accrued expenses	(3,661)	(5,130)
Deferred revenue	(132)	109
Operating lease liabilities	(1,729)	(1,489)
Net cash provided by operating activities	7,402	2,157

Cash flows from investing activities
Capitalized software and expenditures	(4,540)	(3,226)
Net cash used in investing activities	(4,540)	(3,226)

Cash flows from financing activities
Repayments of insurance premium financing	—	(1,450)
Distributions	(1,589)	(250)
Proceeds from repayment of related party note	96	88
Taxes paid related to net share settlement of equity awards	(2)	—
Net cash used in financing activities	(1,495)	(1,612)

Net increase (decrease) in cash	1,367	(2,681)
Cash – beginning of period	34,350	28,583
Cash – end of period	$35,717	$25,902

Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$356	$298
___________________________
1. For the three months ended March 31, 2023, provision (benefit) for credit losses and change in accounts receivable have been retrospectively adjusted to reflect the restatement of previously reported revenue and credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.

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
The Company’s business primarily consists of its commerce-driven marketplace (“Weedmaps”), and its fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace provides cannabis consumers with information regarding cannabis retailers and brands. In addition, the Weedmaps marketplace aggregates data from a variety of sources, including retailer point-of-sale solutions (“POS”), to provide consumers with the ability to browse by strain, price, cannabinoids and other information regarding locally available cannabis products, through the Company’s website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers (retailers complete orders and process payments outside of the Weedmaps marketplace as Weedmaps serves only as a portal, passing a consumer’s inquiry to the dispensary). The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. The Company believes the size, loyalty and engagement of its user base and the frequency of consumption of cannabis by its user base makes the Weedmaps marketplace highly valuable to its clients.
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
As of March 31, 2024, the Company had an accumulated deficit of $63.3 million. The Company has funded its operations primarily with customer payments for its services and proceeds from the issuance of common stock in connection with its initial public offering and follow-on offering. As of March 31, 2024, the Company had cash of $35.7 million. The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least the next twelve months.
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on May 24, 2024. The condensed consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of March 31, 2024, and results of its operations and its cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of WM Technology, Inc. and WMH LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.
Restatement of Previously Reported 2023 Quarterly Revenue and Credit Losses
In connection with the preparation of the Company's Consolidated Financial Statements as of and for the fiscal year ended December 31, 2023, the Company discovered that in 2023, it had an inadequate policy associated with its revenue recognition related to the cash collection of a certain subset of its customers that had been placed on cash basis in 2023. For these customers, because the determination had been made that there was significant collection risk and the Company had no ability to estimate the collectability of the consideration it was entitled to, revenue recognition was prohibited under Accounting Standards Codification, (“ASC”), Topic 606, “Revenue from Contracts with Customers” until cash was collected for the services that were provided. The Company refers to the customers in this situation as customers that have been placed on cash basis. As further discussed below, in 2023 the Company misapplied this policy in each of the first three quarters of 2023 by failing to apply (in certain cases) cash receipts to prior accounts receivable (via a credit loss recovery) and instead recognized additional revenue for the cash receipt.

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
All periods presented below have been retrospectively restated to reflect the effects of the change to revenues and operating expenses. There was no impact to operating income (loss), net income (loss), net income (loss) per share, net cash provided by operating activities and adjusted EBITDA for any periods presented. The consolidated statement of equity is not effected by this restatement.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has restated its unaudited condensed consolidated statements of operations for the period ended March 31, 2023 as follows (in thousands):

	Three Months Ended March 31, 2023
	Previously Reported	Adjustment	As Restated
Net revenues	$48,007	$(1,591)	$46,416
General and administrative expenses	$22,500	$(1,591)	$20,909
Total costs and expenses	$52,155	$(1,591)	$50,564
The Company has restated its unaudited condensed consolidated Statements of Cash Flows for period ended March 31, 2023 as follows (in thousands):

	Three Months Ended March 31, 2023
	Previously Reported	Adjustment	As Restated
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for credit losses	$1,951	$(1,591)	$360

Changes in operating assets and liabilities:
Accounts receivable	$86	$1,591	$1,677
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three months ended March 31, 2024 and 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant estimates made by management include, the allowance for credit losses, the useful lives of long-lived assets, income taxes, website and internal-use software development costs, leases, valuation of goodwill and other intangible assets, valuation of warrant liability, deferred tax assets and the related valuation allowance, tax receivable agreement (“TRA”) liability, revenue recognition, performance and stock-based compensation and the recognition and disclosure of contingent liabilities.
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely. Additionally, while a number of U.S. legislators have introduced various bills to legalize cannabis at the federal level, none of these bills has become law. Currently, under federal law, cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is still a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines, and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA can be a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. If any state that

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
permits use of cannabis was to change their laws or the federal government was to actively enforce the CSA or other laws related to the federal prohibition on cannabis, the Company’s business could be adversely affected.
In addition, the Company’s ability to grow and meet its operating objectives depends largely on the continued legalization and regulation of cannabis on a widespread basis. There can be no assurance that such legalization will occur on a timely basis, or at all.
The geographic concentration of the Company’s clients makes the Company vulnerable to a downturn in the local market area. Historically, the Company’s business operations have been located primarily in the State of California. See Note 3, “Revenue from Contracts with Customers,” to these condensed consolidated financial statements for additional information.
Fair Value Measurements
The Company follows the guidance in ASC 820 - Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. See Note 5, “Fair Value Measurements” to these condensed consolidated financial statements for additional information.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $6.6 million and $8.7 million as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, no customer accounted for more than 10% of the total gross accounts receivable outstanding.

The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended March 31,
	2024	2023 As Restated[1]
Allowance, beginning of period	$8,748	$12,232
Provision (benefit) for credit losses	(658)	360
Write-off, net of recoveries	(1,494)	(770)
Allowance, end of period	$6,596	$11,822
___________________________
1 The Provision (benefit) for credit losses for the three months ended March 31, 2023 and related allowance at the end of the period March 31, 2023, has been retrospectively adjusted to reflect the restatement of previously reported credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s investments in equity securities without a readily determinable fair value was nil, which is recorded within other assets on the Company’s condensed consolidated balance sheets.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value and the impairment charge is included in asset impairment charges in the accompanying condensed consolidated statements of operations. No impairments to investments in equity securities were recorded during the three months ended March 31, 2024 and 2023.
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
The Company assesses impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. No impairments to property and equipment were recorded during the three months ended March 31, 2024 and 2023.
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
As of March 31, 2024 and December 31, 2023, the Company has $24.2 million and $23.1 million in capitalized software costs, net, respectively which are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company amortized $2.5 million and $1.5 million, respectively, of internal-use software development costs included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually as of December 31, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. See Note 6, “Intangible Assets,” to these condensed consolidated financial statements for additional information.
Leases
The Company’s operating leases consist of office space located in the United States. The Company does not have any leases classified as financing leases. The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the condensed consolidated balance sheets as both a right-of-use asset (“ROU”) and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
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
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows. Net rent expense for the three months ended March 31, 2024 and 2023 was $2.2 million and $2.2 million, respectively and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
In 2022, the Company entered into a sublease agreement with an affiliate of the Executive Chair. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. See Note 13, “Related Party Transactions,” to these condensed consolidated financial statements for additional information.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three months ended March 31, 2024 and 2023, the Company recorded rent income related to a sublease of $0.5 million and $0.5 million, respectively.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of March 31, 2024, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A equity holders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in change in fair value of warrant liabilities within the condensed consolidated statements of operations at each reporting date. See Note 9, “Warrant Liability,” to these consolidated financial statements for additional information.
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a TRA with continuing members that provides for a payment to the continuing Class A Unit holders of 85% of the amount of tax benefits, if any, that the Company realizes, or is deemed to realize, as a result of redemptions or exchanges of Units. In connection with such potential future tax benefits resulting from the Business Combination, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded to additional paid-in capital.
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (loss) on the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, tax receivable agreement liability was $2.3 million and $1.8 million, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized a loss of $0.5 million and $0.1 million, respectively, related to the remeasurement of its TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. The transaction price reflects the amount the Company expects to receive for such goods, net of discounts. Discounts issued are primarily related to the Company’s WM Teal program, which stands for “Together for Equity Access and Legislation”, through which the Company provides discounts including free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. The Company provides a discount to license holders who were awarded special status by the state based on owner qualifications. These are typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by the Company on the applicable state’s website. During the three months ended March 31, 2024 and 2023, total discount issued was $0.2 million and $1.1 million, respectively. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Revenue for service contracts that the Company assesses are not probable of collection is not recognized until the contract is completed and payment is received. Collectability is reassessed when there is a significant change in facts or circumstances. The assessment of collectability considers whether the Company may limit its exposure to credit risk through its right to stop transferring additional service in the event the customer is delinquent. See Note 3, “Revenue from Contracts with Customers,” to these condensed consolidated financial statements for additional information.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The Company’s cost of revenue primarily consists of web hosting, internet service costs, credit card processing costs and other third party services.
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $2.5 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
Stock-Based Compensation
The Company measures fair value of employee stock-based compensation awards on the date of grant and allocates the related expense over the requisite service period. The fair value of restricted stock units and performance-based restricted stock units is equal to the market price of the Company’s common stock on the date of grant. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. The expected volatility is based on the historical volatility and implied volatilities for comparable companies, the expected life of the award is based on the simplified method. When awards include a performance condition that impacts the vesting of the award, the Company records compensation cost when it becomes probable that the performance condition will be met and the expense will be attributed over the performance period. See Note 11, “Stock-based Compensation,” to these condensed consolidated financial statements for additional information.
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended March 31, 2024 and 2023, the Company expensed $0.5 million and $0.6 million, respectively, related to employer contributions for the 401(k) saving plan.
Other Income (Expense), net
Other income (expense), net consists primarily of change in fair value of warrant liability, TRA liability remeasurement and other tax related expenses.
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
For the year ending December 31, 2023 and for three months ended March 31, 2024, the Company conducted similar analyses, and determined that a full valuation allowance was still required. As of March 31, 2024 and December 31, 2023, tax receivable agreement liability $2.3 million and $1.8 million, respectively.
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
WMH LLC will generally be required from time to time to make pro rata distributions in cash to the Company and the other holders of WMH Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on the Company’s and the other WMH equity holders’ respective allocable shares of the taxable income of WMH LLC
For the three months ended March 31, 2024, the Company recorded $9 thousand in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. For the three months ended March 31, 2023, the Company recorded zero income tax provisions due to the impact of the full valuation allowance on its net deferred assets. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
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
Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if-converted method, as applicable. Potential common shares are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 12, “Earnings Per Share,” for additional information on dilutive securities.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions and the Company’s cash balances at these institutions typically exceed the Federal Deposit Insurance Corporation limit. As of March 31, 2024, the Company had cash balances that exceeded the deposit insurance limit with four financial institutions. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Recently Adopted Accounting Pronouncements
The Company reviewed the accounting pronouncements that became effective for fiscal year 2024 and determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Disaggregation of revenue
The following table summarizes the Company’s disaggregated net revenues information (in thousands):

	Three Months Ended March 31,
	2024	2023 As Restated[2]
Net revenues:
Weedmaps for Business and other SaaS solutions	$13,282	$11,310
Featured and deal listings	28,166	32,280
Subtotal	41,448	43,590
Other ad solutions	2,941	2,826
Total net revenues[1]	$44,389	$46,416
___________________________
1 Net revenues are net of discounts of $0.2 million and $1.1 million, respectively, for three months ended March 31, 2024 and 2023.
2 For the three months ended March 31, 2023, net revenue has been retrospectively adjusted to reflect the restatement of previously reported 2023 revenue. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue balance as of March 31, 2024 and December 31, 2023 were $5.8 million and $5.9 million, respectively, and the balance is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
Substantially all of the Company’s revenue has been generated in the United States for the three months ended March 31, 2024 and 2023. For three months ended March 31, 2024, approximately 52% of the Company’s net revenue originated in California compared with 53% of the for the three months ended March 31, 2023.
4.    Commitments and Contingencies
Litigation
During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.
Purchase Obligations
The Company has minimum outstanding purchase obligations of $5.3 million for the remaining nine months in 2024, $7.3 million in 2025 and $7.5 million in 2026, due under software license agreements, of which the majority relates to the Company’s three-year AWS Enterprise agreement.

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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	March 31, 2024	December 31, 2023
Liabilities:
Warrant liability – Public Warrants	1	$875	$375
Warrant liability – Private Placement Warrants	3	560	210
Total warrant liability		$1,435	$585
The following tables summarizes the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended March 31, 2024
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$375	$210	$585
Change in valuation inputs or other assumptions	500	350	850
Fair value, end of period	$875	$560	$1,435

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2023
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$1,250	$840	$2,090
Change in valuation inputs or other assumptions	(375)	(350)	(725)
Fair value, end of period	$875	$490	$1,365
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $0.9 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$1.33	$0.72
Volatility	83.0%	87.5%
Term (years)	2.21	2.46
Risk-free interest rate	4.55%	4.13%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $0.6 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     Intangible Assets
Intangible assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,128)	$2,128
Software technology	5.0	249	(125)	124
Customer relationships	8.0	170	(53)	117
Total intangible assets	14.5	$7,675	$(5,306)	$2,369

	December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,008)	$2,248
Software technology	5.0	249	(112)	137
Customer relationships	8.0	170	(48)	122
Total intangible assets	14.5	$7,675	$(5,168)	$2,507

Amortization expense for intangible assets was $0.1 million and $0.6 million, respectively, for the three months ended March 31, 2024 and 2023. The estimated future amortization expense of intangible assets as of March 31, 2024 is as follows (in thousands):

Remaining period in 2024 (nine months)	$416
Year ended December 31, 2025	555
Year ended December 31, 2026	543
Year ended December 31, 2027	505
Year ended December 31, 2028	222
Thereafter	128
Total	$2,369
7.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$696	$1,530
Prepaid marketing	320	387
Prepaid software	2,402	2,406
Other prepaid expenses and other current assets	3,233	1,655
Total	$6,651	$5,978
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
8.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable and other accrued liabilities	$8,793	$7,323
Accrued employee expenses	7,760	13,859
Total	$16,553	$21,182

Accrued employee expenses include accrued bonuses and commission of $2.7 million and $7.4 million as of March 31, 2024 and December 31, 2023 respectively. The decrease in accrued bonuses and commission as of March 31, 2024 compared to December 31, 2023 is primarily due to payment of accrued bonus and commission related to the year ended December 31, 2023.
9.     Warrant Liability
At March 31, 2024, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
balance sheet date, which resulted in a non-cash loss of $0.9 million and non-cash gain of $0.7 million on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively. For additional information, see Note 5, “Fair Value Measurements.”
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of March 31, 2024, the noncontrolling interests owned 38.2% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Class P Unit activity for the three months ended March 31, 2024 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2023	14,804,507
Cancellations	—
Exchanged for Class A Common Stock	(125,000)
Outstanding, Class P Units, March 31, 2024	14,679,507
Vested, March 31, 2024	14,619,079
As of March 31, 2024, unrecognized stock-based compensation expense for non-vested Class P Units was $0.2 million, which is expected to be recognized over a weighted-average period of 0.7 years. For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense for the Class P Units of $0.1 million and $0.3 million, respectively.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of March 31, 2024, 33,146,412 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of March 31, 2024, 22,446,927 shares of Class A Common Stock are available for future issuance.
A summary of the restricted stock unit (“RSU”) activity for the three months ended March 31, 2024 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2023	7,683,598	$2.96
Granted	151,516	$0.99
Vested	(629,884)	$4.03
Forfeited	(710,060)	$2.37
Non-vested at March 31, 2024	6,495,170	$2.87
As of March 31, 2024, unrecognized stock-based compensation expense for non-vested RSUs was $16.0 million, which is expected to be recognized over a weighted-average period of 1.6 years. For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense for the RSUs of $2.7 million and $4.0 million, respectively.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2023	234,375	$6.40
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at March 31, 2024	234,375	$6.40
The performance period for PRSUs ended at December 31, 2023 and the estimated attainment is 25.0%. For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense for the PRSUs of $0.0 million and $0.1 million, respectively.
The Company recorded stock-based compensation cost related to the RSUs, PRSUs, and Class P Units in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales and marketing	$380	$897
Product development	855	1,168
General and administrative	1,584	2,318
Total stock-based compensation expense	2,819	4,383
Amount capitalized to software development	356	298
Total stock-based compensation cost	$3,175	$4,681
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The computation of income (loss) per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three months ended March 31, 2024 and 2023 (amounts in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$1,959	$(3,969)
Less: net income (loss) attributable to noncontrolling interests	719	(1,494)
Net income (loss) attributable to WM Technology, Inc. Class A Common Stock - basic and diluted	$1,240	$(2,475)
Effect of dilutive securities:
Less: fair value change of Public and Private Placement Warrants, net of amounts attributable to noncontrolling interests	—	—
Net income (loss) attributable to WM Technology, Inc. Class A Common Stock - diluted	$1,240	$(2,475)
Denominator:
Weighted average of shares of Class A Common Stock outstanding - basic	94,704,164	92,323,757
Weighted average effect of dilutive securities:
Public warrants[1]	—	—
Private warrants[1]	—	—
Restricted stock units[1]	1,319,188	—
Weighted average of shares of Class A Common Stock outstanding - diluted	96,023,352	92,323,757

Net income (loss) per share of Class A Common Stock - basic	$0.01	$(0.03)
Net income (loss) per share of Class A Common Stock - diluted	$0.01	$(0.03)
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
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Class V Units	55,486,361	55,486,361
Class P Units	14,679,507	15,024,862
RSUs	6,495,170	5,909,464
PRSUs	—	859,375
Public Warrants	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000
Acquisition holdback shares	—	677,847
13.     Related Party Transactions

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate of the Executive Chair. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of March 31, 2024 and December 31, 2023, rent receivable was $0.8 million and $0.7 million, respectively, and these amounts are included in prepaid expenses and other current assets on the accompanying condensed balance sheets. Rent receivable of $0.7 million was subsequently collected in April 2024. For the three months ended March 31, 2024 and 2023, income on the sublease with related party were $0.2 million. The income on sublease is netted with rent expense and included in general and administrative expenses on the consolidated statements of operations.
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
As of March 31, 2024, the remaining balance of the promissory note receivable was $0.6 million of which $0.3 million was included in prepaid expenses and other current assets and $0.3 million was included in other assets on the consolidated balance sheets. As of December 31, 2023, the remaining balance of the promissory note receivable was $0.7 million of which, $0.4 million was included in prepaid expenses and other current assets and $0.3 million was included in other assets on the consolidated balance sheets. During the three months ended March 31, 2024, interest income on the promissory note was less than $0.1 million, which is included in other income (expense), net on the condensed consolidated statements of operations.

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
First Quarter 2024 Financial Highlights
•Net Revenue was $44.4 million as compared to $46.4 million in the prior year.
•Average monthly paying clients was 4,937, as compared to 5,641 in the prior year.
•Average monthly revenue per paying clients was $2,997, as compared to $2,743 in the prior year.
•Net income was $2.0 million as compared to net loss of $4.0 million in the prior year.
•Adjusted EBITDA was $9.6 million.
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
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 4,937 average monthly paying business clients during the three months ended March 31, 2024 on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 7,800 listing pages as of March 31, 2024.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of March 31, 2024, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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

Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following table summarize our financial performance for three months ended March 31, 2024 compared with the same period in 2023. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands, except for revenue per paying client)
Net revenues (4)	$44,389	$46,416
Net income (loss)	$1,959	$(3,969)
EBITDA(1)	$4,894	$(802)
Adjusted EBITDA(1)	$9,599	$7,130
Average monthly revenue per paying client(2)(4)	$2,997	$2,743
Average monthly paying clients(3)	4,937	5,641
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
(4)For the three months ended March 31, 2023, net revenues has been retrospectively adjusted to reflect the restatement of previously reported revenue. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Non-GAAP Financial Measures
Net Income (loss) to EBITDA and Adjusted EBITDA
Our financial statements, including net income (loss), are prepared in accordance with GAAP. For more information regarding the components within our net income (loss), see “Components of Our Results of Operations” below.
Net income for the three months ended March 31, 2024 was $2.0 million compared to net loss of $4.0 million for the three months ended March 31, 2023. The increase in net income was primarily due to decrease in operating expenses of $9.9 million, which was partially offset by a decrease in revenue of $2.0 million and unfavorable change in fair value of warrant liability of $1.6 million. For more information regarding the components of our net income (loss), see “Components of Our Results of Operations” below.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income (loss) before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, transaction related bonus, legal settlements and other legal costs, reduction in force, asset impairment charges, change in TRA liability and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (loss) (the most directly comparable GAAP financial measure) to EBITDA; and from EBITDA to Adjusted EBITDA.
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
A reconciliation of net income (loss) to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income (loss)	$1,959	$(3,969)
Provision for income taxes	9	—
Depreciation and amortization expenses	2,937	3,167
Interest income	(11)	—
EBITDA	4,894	(802)
Stock-based compensation	2,819	4,383
Change in fair value of warrant liability	850	(725)
Transaction related bonuses	—	2,842
Legal settlements and other legal costs	493	867
Reduction in force	—	465
Change in tax receivable agreement liability	543	100
Adjusted EBITDA	$9,599	$7,130
Average Monthly Revenue Per Paying Client
Average monthly revenue per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements. We calculate this metric by dividing the average monthly revenue for any particular period by the average monthly number of paying clients in the same respective period. The increase in our average monthly revenue per paying client for the three months ended March 31, 2024 compared to the same period in 2023 was due to sunset of certain products, which had lower average monthly spending clients, in the fourth quarter of 2023.

	Three Months Ended March 31,
	2024	2023
Average monthly revenue per paying client	$2,997	$2,743
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
Average monthly paying clients for the three months ended March 31, 2024 decreased 12% to 4,937 average monthly paying clients from 5,641 average monthly paying clients in the same period in 2023. The decrease in average monthly paying clients in the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to elevated churn as a result of the cannabis industry facing price deflation.

	Three Months Ended March 31,
	2024	2023
Average monthly paying clients	4,937	5,641
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
Other Income (Expense), Net
Other income (expense), net consists primarily of change in fair value of warrant liability. TRA liability remeasurement, legal settlements and other legal costs, interest income and other tax related expenses.
Provision for Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more-likely-than-not that all or a portion of a deferred tax asset will not be recognized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. See Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements for further information.

Results of Operations
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2024		2023 [1]
	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)
Net revenues	$44,389	100%	$46,416	100%

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization)	2,302	5%	3,494	8%
Sales and marketing	9,634	22%	12,060	26%
Product development	9,229	21%	10,934	24%
General and administrative	16,526	37%	20,909	45%
Depreciation and amortization	2,937	7%	3,167	7%
Total operating expenses	40,628	92%	50,564	109%
Operating income (loss)	3,761	8%	(4,148)	(9)%
Other income (expense), net:
Change in fair value of warrant liability	(850)	(2)%	725	2%
Change in tax receivable agreement liability	(543)	(1)%	(100)	—%
Other income (expense)	(400)	(1)%	(446)	(1)%
Income (loss) before income taxes	1,968	4%	(3,969)	(9)%
Provision for income taxes	9	—%	—	—%
Net income (loss)	1,959	4%	(3,969)	(9)%
Net income (loss) attributable to noncontrolling interests	719	2%	(1,494)	(3)%
Net income (loss) attributable to WM Technology, Inc.	$1,240	3%	$(2,475)	(5)%
___________________________
1. For the three months ended March 31, 2023, net revenues and general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported revenue and credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Comparison of Three Months Ended March 31, 2024 and 2023
Revenues

	Three Months Ended March 31,		Change
	2024	2023 [1]	($)	(%)
	(dollars in thousands)
Net revenues	$44,389	$46,416	$(2,027)	(4)%
___________________________
1. For the three months ended March 31, 2023, net revenues has been retrospectively adjusted to reflect the restatement of previously reported revenue. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Total revenues decreased by $2.0 million or 4% for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in revenue from our Featured Listing and WM Deal products of $4.1 million, partially offset by an increase in revenue from our Weedmaps for Business of $2.0 million and an increase in revenue from other WM Ad solutions of $0.1 million.
For the three months ended March 31, 2024, Featured Listing and WM Deal products, Weedmaps for Business and other ad solutions represented approximately 63%, 30% and 7% our total net revenues, respectively.

Costs and Expenses
The following table shows our total costs and expenses:

	Three Months Ended March 31,		Change
	2024	2023 [1]	($)	(%)
	(dollars in thousands)
Cost of revenues	$2,302	$3,494	$(1,192)	(34)%
Sales and marketing	9,634	12,060	(2,426)	(20)%
Product development	9,229	10,934	(1,705)	(16)%
General and administrative	16,526	20,909	(4,383)	(21)%
Depreciation and amortization	2,937	3,167	(230)	(7)%
Total costs and expenses	$40,628	$50,564	$(9,936)	(20)%
___________________________
1. For the three months ended March 31, 2023, general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Cost of Revenues
Cost of revenues was $2.3 million or 5% of net revenues, for the three months ended March 31, 2024 compared to $3.5 million, or 8% of net revenues, for the same period in 2023. The decrease of $1.2 million was primarily related to a decrease of $0.9 million for cost of revenues associated with multi-channel marketing and cloud communication platforms primarily due to the sunset of WM CRM, WM Screens and WM AdSuite and a decrease of $0.3 million in server costs.
Sales and Marketing Expenses
The decrease in sales and marketing expenses was primarily related to a decrease in personnel-related costs of $3.6 million, outside services expense of $0.3 million, branding and advertising expenses of $0.3 million, partially offset by an increase in web advertising of $1.0 million, an increase in print and products expense of $0.4 million and an increase in events expense of $0.2 million. The decrease in personnel-related costs was primarily related to a decrease in transaction related bonuses of $1.8 million and the impact of a reduction in workforce, including decreases in salaries and wages of $1.0 million and stock-based compensation expense of $0.5 million.
Product Development Expenses
The decrease in product development expenses was primarily due to a decrease in personnel-related costs of $2.0 million, partially offset by an increase in outside services expense of $0.2 million. The decrease in personnel-related costs was primarily related to the impact of a reduction in workforce, including decreases in salaries and wages of $1.1 million and stock-based compensation expense of $0.3 million and a decrease in transaction related bonuses of $1.0 million.
General and Administrative Expenses
The decrease in general and administrative expenses was primarily due to decreases in provision (benefit) for credit losses of $1.1 million, stock-based compensation expense of $0.7 million, salaries and wages of $0.7 million, insurance expense of $0.5 million, software expense of $0.5 million, employee benefits expense of $0.3 million, professional fees of $0.2 million and facilities expense of $0.2 million.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expense was primarily due lower amortization expense related to intangible assets that have been fully amortized of 0.5 million, partially offset by an increase in depreciation of $0.1 million.

Other Income (Expense), net

	Three Months Ended March 31,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$(850)	$725	$(1,575)	217%
Change in tax receivable agreement liability	(543)	(100)	(443)	(443)%
Other income (expense)	(400)	(446)	46	10%
Other income (expense), net	$(1,793)	$179	$(1,972)	1102%

The decrease in other income (expense) net was primarily due to comparatively unfavorable changes in fair value of warrant liability of $1.6 million.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Provision for income taxes	$9	$—	$9	N/M
________________________________
N/M - Not meaningful
For the three months ended March 31, 2024 and March 31, 2023, the Company recorded $9 thousand in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. See Note 2, “Summary of Significant Accounting Policies,” for further information.
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
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Cash	$35,717	$34,350
Accounts receivable, net	7,893	11,158
Working capital	20,266	17,771
As of March 31, 2024 and December 31, 2023, we had cash of $35.7 million and $34.4 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our liquidity requirements from cash and working capital on hand at March 31, 2024, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$7,402	$2,157
Net cash used in investing activities	$(4,540)	$(3,226)
Net cash used in financing activities	$(1,495)	$(1,612)
Net Cash Provided by Operating Activities
Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, change in TRA liability, stock-based compensation, deferred taxes, provision (benefit) for credit losses, net of recoveries and the effect of changes in working capital.
Net cash provided by operating activities for the three months ended March 31, 2024 was $7.4 million, which resulted from net income of $2.0 million, together with net cash outflows of $2.2 million from changes in operating assets and liabilities, and non-cash items of $7.7 million, consisting of depreciation and amortization of $2.9 million, fair value of warrant liability of $0.9 million, stock-based compensation of $2.8 million, amortization of right-of-use lease assets of $1.2 million, and change in tax receivable agreement of $0.5 million, partially offset by provision (benefit) for credit losses, net of recoveries of $0.7 million. Net cash outflows from changes in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $3.7 million, a decrease in operating lease liabilities of $1.7 million, an increase in prepaid expenses and other current assets of $0.7 million, a decrease in deferred revenue of $0.1 million, partially offset by a decrease in accounts receivable of $3.9 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the three months ended March 31, 2023 was $2.2 million, which resulted from net loss of approximately $4.0 million, together with net cash outflows of approximately $2.4 million from changes in operating assets and liabilities, and non-cash items of $8.5 million, consisting of depreciation and amortization of $3.2 million, fair value of warrant liability of $0.7 million, stock-based compensation of $4.4 million, amortization of right-of-use lease assets of $1.2 million, provision (benefit) for credit losses of $0.4 million and change in tax receivable agreement of $0.1 million.
Net cash outflows from changes in operating assets and liabilities were primarily due to a decrease in accounts payable and accrued expenses of $5.1 million and a decrease in operating lease liabilities of $1.5 million, offset by a decrease in accounts receivables of $1.7 million, an increase in deferred revenue of $0.1 million and a decrease in prepaid expenses and other current assets of $2.4 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2024 was $4.5 million, which resulted from $4.5 million cash paid for capital expenditures which include purchases of property and equipment and capitalized software development costs.
Cash used in investing activities for the three months ended March 31, 2023 was $3.2 million, which resulted from $3.2 million cash paid for purchases of property and equipment, which includes capitalized software development cost.

Net Cash Used in Financing Activities
Cash outflows from financing activities for the three months ended March 31, 2024 was $1.5 million, which primarily consists of $1.6 million in distributions payments to members of WMH LLC and $0.1 million in proceeds from collection of related party note receivable.
Cash outflows from financing activities for three months ended March 31, 2023 was $1.6 million, which primarily consists of $1.5 million in repayments of insurance premium financing, $0.3 million in distributions payments to members of WMH LLC, and $0.1 million in proceeds from collection of related party note receivable.
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
We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, capitalized software development costs, provision for doubtful accounts, goodwill and intangible assets and fair value measurements to have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included herein.
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
When a customer is identified to be a significant collection risk, the Company fully reserves for all outstanding accounts receivable and records a credit loss for these receivables. Revenue for any new service provided to the customer is not probable of collection until the Company has collected or reached a settlement on the customers old outstanding accounts receivable balances. The Company applies all payments received against the customers oldest invoices and does not recognize revenue for any new services provided until the company has collected or reached a settlement on all prior outstanding accounts receivable. Collectability is reassessed when there is a significant change in facts or circumstances. The assessment of collectability considers whether the Company may limit its exposure to credit risk through its right to stop transferring additional service in the event the customer is delinquent. See “Restatement of Previously Reported 2023 Quarterly Revenue and Credit Losses” of Note 2, “Summary of Significant Accounting Policies and Note 3, “Revenue from Contracts with Customers,” to our condensed consolidated financial statements for further discussion.
Critical Accounting Estimates
The Company had no significant changes to our critical accounting estimates from those disclosed in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on May 24, 2024.

Recent Accounting Pronouncements
We currently have no material recent accounting pronouncements yet to be adopted..
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
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three months ended March 31, 2024 and 2023. For all periods presented, we believe the exposure to foreign currency fluctuation from operating expenses is immaterial as the related costs do not constitute a significant portion of our total expenses.
Interest Rate Fluctuation Risk
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2024, we did not have any cash equivalents.
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
Concentrations of Credit Risk
Our financial instruments are potentially subject to concentrations of credit risk. We place our cash with high quality credit institutions. From time to time, we maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. As of March 31, 2024, we had cash balances that exceeded the deposit insurance limit with five financial institutions. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Inflation
Other than as set forth in the note above titled “Growth and Retention of Our Paying Clients”, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024.
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
With the foregoing in mind, our executive chair and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our executive chair and chief financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
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
•We did not design and maintain effective process-level controls related to the order-to-cash cycle (including revenues, accounts receivables, and deferred revenue), procure-to-pay-cycle (including operating expenses, prepaid expenses and other current assets, accounts payable and accrued expenses), capitalized software, and long-term assets.The material weakness related to the order-to-cash cycle resulted in an inadequate policy associated with our revenue recognition policies related to the cash collection of a certain subset of our customers that had been placed on a cash basis and, in turn, the restatement of our unaudited condensed consolidated financial statements in its prior three quarters reported in 2023 as of and for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023 included in our quarterly reports on Form 10-Q for the corresponding periods. Additionally, this material weakness could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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

Part II - Other Information

Item 1.    Legal Proceedings
The information set forth under "Commitments and Contingencies—Litigation" in Note 4 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
As previously disclosed, in the second quarter of 2022, our board of directors received an internal complaint regarding the calculation, definition and reporting of our monthly active users (“MAUs”) metric. In response, the board of directors formed a special committee of independent directors to conduct an internal investigation with the assistance of outside counsel. As a result of the findings of that internal investigation, we provided certain additional information regarding the growth and nature of our previously-reported MAUs in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022. This investigation found no impact on our financial results under accounting principles generally accepted in the United States of America (“GAAP”) or the reporting or disclosure of any currently disclosed non-GAAP financial metric. As also previously reported, in the third quarter of 2022, we determined not to report MAUs going forward. In August 2022, our board of directors determined to voluntarily report the internal complaint and subsequent internal investigation to the SEC. Since that date, we have received two subpoenas from the SEC’s Division of Enforcement requesting additional information and documents. In addition, the SEC issued subpoenas to several of our current and former employees seeking their testimony, and their testimony occurred in July and August of 2023. We have been fully cooperating with the SEC’s investigation. Such investigations are inherently uncertain and their results cannot be predicted with certainty, but could result in penalties or other sanctions against us, as well as negative publicity and reputational harm. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors.
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
Item 1A.    Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”) when making investment decisions regarding our securities. The risk factors that were disclosed in our 2023 Form 10-K have not materially changed since the date of our 2023 Form 10-K was filed.
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

WM TECHNOLOGY, INC.

Date:	May 24, 2024	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Executive Chair
(Principal Executive Officer)

Date:	May 24, 2024	By:	/s/ Susan Echard
			Name:	Susan Echard
			Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)