Form 10-Q
period 2024-06-30
WM TECHNOLOGY, INC.
filed 2024-08-08
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of August 5, 2024, there were 96,948,250 shares of the registrant’s Class A common stock outstanding and 55,486,361 shares of Class V common stock outstanding.

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
•the effect of macroeconomic conditions, including but not limited to inflation, uncertain credit and global financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures; recent and potential future geopolitical events, including the military conflicts between Russia and Ukraine and the recent state of war between Israel and Hamas and the related risk of a larger regional conflict; and the occurrence of a catastrophic event, including but not limited to severe weather, war, or terrorist attack;
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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash	$41,292	$34,350
Accounts receivable, net	7,000	11,158
Prepaid expenses and other current assets	5,547	5,978
Total current assets	53,839	51,486
Property and equipment, net	25,909	24,255
Goodwill	68,368	68,368
Intangible assets, net	2,230	2,507
Right-of-use assets	13,064	15,629
Other assets	4,553	4,776
Total assets	$167,963	$167,021
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$18,563	$21,182
Deferred revenue	5,844	5,918
Operating lease liabilities, current	4,471	6,493
Tax receivable agreement liability, current	1,455	122
Total current liabilities	30,333	33,715
Operating lease liabilities, non-current	24,632	26,550
Tax receivable agreement liability, non-current	1,123	1,634
Warrant liability	975	585
Other long-term liabilities	1,714	1,386
Total liabilities	58,777	63,870
Commitments and contingencies
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 96,948,250 shares issued and outstanding at June 30, 2024 and 94,383,053 shares issued and outstanding at December 31, 2023	10	9
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 55,486,361 shares issued and outstanding at June 30, 2024 and December 31, 2023	5	5
Additional paid-in capital	87,005	80,884
Accumulated deficit	(62,562)	(64,518)
Total WM Technology, Inc. stockholders’ equity	24,458	16,380
Noncontrolling interests	84,728	86,771
Total stockholders’ equity	109,186	103,151
Total liabilities and stockholders’ equity	$167,963	$167,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 As Restated[1]	2024	2023 As Restated[1]
Net revenues	$45,903	$48,423	$90,292	$94,839

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,245	3,239	4,547	6,733
Sales and marketing	11,069	12,567	20,703	24,627
Product development	9,642	9,200	18,871	20,134
General and administrative	18,529	16,779	35,055	37,688
Depreciation and amortization	3,187	2,855	6,124	6,022
Total costs and expenses	44,672	44,640	85,300	95,204
Operating income (loss)	1,231	3,783	4,992	(365)
Other income (expenses), net
Change in fair value of warrant liability	460	(1,045)	(390)	(320)
Change in tax receivable agreement liability	(395)	(520)	(938)	(620)
Other income (expense)	(60)	(235)	(460)	(681)
Income (loss) before income taxes	1,236	1,983	3,204	(1,986)
Provision for income taxes	42	—	51	—
Net income (loss)	1,194	1,983	3,153	(1,986)
Net income (loss) attributable to noncontrolling interests	478	757	1,197	(737)
Net income (loss) attributable to WM Technology, Inc.	$716	$1,226	$1,956	$(1,249)

Class A Common Stock:
Basic income (loss) per share	$0.01	$0.01	$0.02	$(0.01)
Diluted income (loss) per share	$0.01	$0.01	$0.02	$(0.01)

Class A Common Stock:
Weighted average basic shares outstanding	95,342,596	92,851,349	95,023,380	92,589,011
Weighted average diluted shares outstanding	97,275,700	93,622,582	96,647,173	92,589,011
___________________________
1. For the three and six months ended June 30, 2023, net revenues and general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported revenue and credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three and Six Months Ended June 30, 2024
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2023	94,383,053	$9	55,486,361	$5	$80,884	$(64,518)	$16,380	$86,771	$103,151
Stock-based compensation	—	—	—	—	3,115	—	3,115	60	3,175
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	628,941	—	—	—	(2)	—	(2)	—	(2)
Distributions	—	—	—	—	—	—	—	(1,455)	(1,455)
Issuance of common stock - Class P Unit exchange	39,741	—	—	—	59	—	59	(59)	—
Net income	—	—	—	—	—	1,240	1,240	719	1,959
As of March 31, 2024	95,051,735	$9	55,486,361	$5	$84,056	$(63,278)	$20,792	$86,036	$106,828
Stock-based compensation		—	—	—	2,950	—	2,950	59	3,009
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	1,896,515	1	—	—	(1)	—	—	—	—
Distributions	—	—	—	—	—	—	—	(1,845)	(1,845)
Net income	—	—	—	—	—	716	716	478	1,194
As of June 30, 2024	96,948,250	$10	55,486,361	$5	$87,005	$(62,562)	$24,458	$84,728	$109,186

	Three and Six Months Ended June 30, 2023
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2022	92,062,468	$9	55,486,361	$5	$67,986	$(54,620)	$13,380	$101,397	$114,777
Stock-based compensation	—	—	—	—	4,396	—	4,396	285	4,681
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	475,510	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(250)	(250)
Issuance of common stock - Class P Unit exchange	35,488	—	—	—	62	—	62	(62)	—
Net loss	—	—	—	—	—	(2,475)	(2,475)	(1,494)	(3,969)
As of March 31, 2023	92,573,466	$9	55,486,361	$5	$72,444	$(57,095)	$15,363	$99,876	$115,239
Stock-based compensation	—	—	—	—	3,908	—	3,908	97	4,005
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	842,178	—	—	—	(1)	—	(1)	—	(1)
Distributions	—	—	—	—	—	—	—	(752)	(752)
Net Income	—	—	—	—	—	1,226	1,226	757	1,983
As of June 30, 2023	93,415,644	$9	55,486,361	$5	$76,351	$(55,869)	$20,496	$99,978	$120,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023 As Restated[1]
Cash flows from operating activities
Net income (loss)	$3,153	$(1,986)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,124	6,022
Change in fair value of warrant liability	390	320
Change in tax receivable agreement liability	938	620
Amortization of right-of-use lease assets	2,385	2,423
Stock-based compensation	5,571	8,092
Gain on lease termination	(109)	—
Provision (benefit) for credit losses	(616)	(415)
Changes in operating assets and liabilities:
Accounts receivable	4,774	2,882
Prepaid expenses and other current assets	328	1,623
Other assets	123	41
Accounts payable and accrued expenses	610	(12,880)
Deferred revenue	(74)	406
Operating lease liabilities	(3,543)	(3,056)
Net cash provided by operating activities	20,054	4,092

Cash flows from investing activities
Capitalized software and expenditures	(7,140)	(5,806)
Net cash used in investing activities	(7,140)	(5,806)

Cash flows from financing activities
Repayments of insurance premium financing	—	(1,450)
Distributions	(5,950)	(1,002)
Proceeds from repayment of related party note	96	187
Tax receivable agreement payment	(116)	—
Taxes paid related to net share settlement of equity awards	(2)	(1)
Net cash used in financing activities	(5,972)	(2,266)

Net increase (decrease) in cash	6,942	(3,980)
Cash – beginning of period	34,350	28,583
Cash – end of period	$41,292	$24,603
___________________________
1. For the six months ended June 30, 2023, provision (benefit) for credit losses and change in accounts receivable have been retrospectively adjusted to reflect the restatement of previously reported revenue and credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$613	$594
Capitalized assets included in accounts payable and accrued expenses	$789	$704

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business and Organization
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. (the “Company”) operates a leading online cannabis marketplace for consumers together with a comprehensive set of eCommerce and compliance software solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the U.S. states and U.S. territories legalized cannabis markets. The Company’s comprehensive two-sided marketplace of business-to-consumer and business-to-business suite of products afford cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
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
Weedmaps for Business, the Company’s SaaS offering, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands that streamline front and back-end operations and help manage compliance needs. With the development of Weedmaps for Business, the Company offers an end-to-end platform for licensed cannabis retailers to comply with state laws. The Company sells a monthly subscription offering to storefront, delivery and brand clients as well as upsell and add-on offerings to licensed clients. The Company also offers other ad solutions and WM Dispatch for additional fees.
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
As of June 30, 2024, the Company had an accumulated deficit of $62.6 million. The Company has funded its operations primarily with customer payments for its services and proceeds from the issuance of common stock in connection with its initial public offering and follow-on offering. As of June 30, 2024, the Company had cash of $41.3 million. The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least the next twelve months.
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on May 24, 2024. The condensed consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of June 30, 2024, and results of its operations and its cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
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
All periods presented below have been retrospectively restated to reflect the effects of the change to revenues and operating expenses. There was no impact to operating income (loss), net income (loss), net income (loss) per share, net cash provided by operating activities and adjusted EBITDA for any periods presented. The consolidated statement of equity is not affected by this restatement.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has restated its unaudited condensed consolidated statements of operations for the period ended June 30, 2023 as follows (in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Net revenues	$50,852	$(2,429)	$48,423	$98,859	$(4,020)	$94,839
General and administrative expenses	$19,208	$(2,429)	$16,779	$41,708	$(4,020)	$37,688
Total costs and expenses	$47,069	$(2,429)	$44,640	$99,224	$(4,020)	$95,204
The Company has restated its unaudited condensed consolidated Statements of Cash Flows for period ended June 30, 2023 as follows (in thousands):

	Six Months Ended June 30, 2023
	Previously Reported	Adjustment	As Restated
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for credit losses	$3,605	$(4,020)	$(415)

Changes in operating assets and liabilities:
Accounts receivable	$(1,138)	$4,020	$2,882
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and six months ended June 30, 2024 and 2023.
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
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only three states continue to prohibit cannabis entirely. Additionally, while a number of U.S. legislators have introduced various bills to legalize cannabis at the federal level, none of these bills has become law. Currently, under federal law, cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is still a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines, and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
another in violating the CSA, or conspire with another to violate the law, and violating the CSA can be a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. If any state that permits use of cannabis was to change their laws or the federal government was to actively enforce the CSA or other laws related to the federal prohibition on cannabis, the Company’s business could be adversely affected.
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
Fair Value Measurements
The Company follows the guidance in ASC 820 – Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. See Note 5, “Fair Value Measurements” to these condensed consolidated financial statements for additional information.
Accounts Receivable, Net
A receivable is recorded when an unconditional right to invoice and receive payment exists. Accounts receivable primarily include amounts related to receivables from customers. Receivables are shown net of allowance for credit losses which is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The Company measures credit losses on its trade accounts receivable using the current expected credit loss model under ASC 326 – Financial Instruments – Credit Losses.
The Company calculates the expected credit losses on a pool basis for trade receivables that have similar risk characteristics. For trade receivables that do not share similar risk characteristics, the allowance for credit losses is calculated on an individual basis. Risk characteristics relevant to the Company’s accounts receivable include balance of customer account and aging status.
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $2.8 million and $8.7 million as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, no customer accounted for more than 10% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for credit losses:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Allowance, beginning of period	$6,596	$11,822	$8,748	$12,232
Provision (benefit) for credit losses	42	(775)	(616)	(415)
Write-offs	(3,882)	(845)	(5,376)	(1,615)
Allowance, end of period	$2,756	$10,202	$2,756	$10,202
___________________________
1 The Provision (benefit) for credit losses for the three and six months ended June 30, 2023 and related allowance at the end of the period June 30, 2023, has been retrospectively adjusted to reflect the restatement of previously reported credit losses. See Restatement of Previously Reported 2023 Quarterly Revenue and Credit Losses above for further information.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation, and consist of internally developed software, computer equipment, furniture and fixtures and leasehold improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and generally over three years for computer equipment and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining term of the related lease. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s condensed consolidated statements of operations.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company assesses impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. No impairments to property and equipment were recorded during the three and six months ended June 30, 2024 and 2023.
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
As of June 30, 2024 and December 31, 2023, the Company has $24.4 million and $23.1 million in capitalized software costs, net, respectively which are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets. During the three months ended June 30, 2024 and 2023, the Company amortized $2.8 million and $1.7 million, respectively. During the six months ended June 30, 2024 and 2023, the Company amortized $5.3 million and $3.2 million, respectively. Amortization of internal-use software development costs is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually as of December 31, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. As of June 30, 2024 and December 31, 2023, the Company has $68.4 million in goodwill.
In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill or intangible asset impairment charges were recorded for the three and six months ended June 30, 2024 and 2023.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows. During the three and six months ended June 30, 2024 and 2023, the Company recognized no impairment charge related to ROU assets.
Net rent expense for the three months ended June 30, 2024 and 2023 was $2.0 million and $2.2 million, respectively. Net rent expense for the six months ended June 30, 2024 and 2023 was $4.2 million and $4.4 million, respectively. Rent expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
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
During the three months ended June 30, 2024, the Company paid $0.1 million to terminate a lease agreement for one of the offices. In conjunction with the early lease termination, the Company reported a gain of $0.1 million which is recognized as a reduction to the related lease expense. The Company also de-recognized a ROU asset of $0.2 million and a lease liability of $0.4 million on the condensed consolidated balance sheet related to early lease termination.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three months ended June 30, 2024 and 2023, the Company recorded rent income related to sublease of $0.5 million and $0.5 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded rent income related to sublease of $1.1 million and $1.1 million, respectively.
Warrant Liability
The Company assumed public warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and private placement warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering. The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. See Note 9, “Warrant Liability,” to these condensed consolidated financial statements for additional information.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (loss), net on the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the TRA liability was $2.6 million and $1.8 million, respectively. During the three and six months ended June 30, 2024, the Company recognized a loss of $0.4 million and $0.9 million, respectively, related to the remeasurement of its TRA liability. During the three and six months ended June 30, 2023, the Company recognized a loss of $0.5 million and $0.6 million, respectively, related to the remeasurement of its TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC 606 - Revenue from Contracts with Customers, the Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. The transaction price reflects the amount the Company expects to receive for such goods, net of discounts. Discounts issued are primarily related to the Company’s WM Teal program, which stands for “Together for Equity Access and Legislation”, through which the Company provides discounts including free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. The Company provides a discount to license holders who were awarded special status by the state based on owner qualifications. These are typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by the Company on the applicable state’s website. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
The Company’s revenues are derived primarily from monthly subscriptions to Weedmaps for Business, featured and deal listings and other ad solutions. The Company’s Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured and deal listings and other ad solutions are offered as add-on products to the Weedmaps for Business subscriptions. Featured and deal listings provide customers with premium placement ad solutions and discount and promotion pricing tools. Other ad solutions include banner ads and promotion tiles on the Company’s marketplace ad as well as other advertising products on and off the Weedmaps marketplace. The Company has a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the services are provided. The Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices of the underlying services at contract inception.
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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $3.8 million and $3.5 million for the three months ended June 30, 2024 and 2023, respectively, and $6.3 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended June 30, 2024 and 2023, the Company recognized an expense of $0.5 million and $0.4 million, respectively, and for the six months ended June 30, 2024 and 2023, the Company recognized an expense of $0.9 million and $0.9 million, respectively, related to employer contributions for the Company’s 401(k) plan.
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
For six months ended June 30, 2024 and for the year ending December 31, 2023, the Company conducted similar analyses, and determined that a full valuation allowance was still required. As of June 30, 2024 and December 31, 2023, the TRA liability was $2.6 million and $1.8 million, respectively.
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
For the three and six ended June 30, 2024, the Company recorded $0.04 million and $0.05 million, respectively, in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. For the three and six months ended June 30, 2023, the Company recorded zero in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
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
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions and the Company’s cash balances at these institutions typically exceed the Federal Deposit Insurance Corporation limit. As of June 30, 2024, the Company had cash balances that exceeded the FDIC limit with four financial institutions. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.
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
The Company also offers other add-on products for additional fees, including:
•WM Ads, which includes, featured and deal listings and other ad solutions on the Weedmaps marketplace designed for clients to amplify their businesses and reach more highly engaged cannabis consumers throughout their buying journey including:
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
◦Other ad solutions: Includes banner ads and promotion tiles on our marketplace as well as banner ads that can be tied to keyword searches. These products provide clients with targeted ad solutions in highly visible slots across our digital surfaces.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of revenue
The following table summarizes the Company’s disaggregated net revenues information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 As Restated[1]	2024	2023 As Restated[1]
Revenues:
Weedmaps for Business and other SaaS solutions	$13,420	$11,286	$26,702	$22,970
Featured and deal listings	28,415	32,972	56,581	64,875
Subtotal	41,835	44,258	83,283	87,845

Other ad solutions	4,068	4,165	7,009	6,994
Total net revenues[2]	$45,903	$48,423	$90,292	$94,839
___________________________
1 For the three and six months ended June 30, 2023, net revenues have been retrospectively adjusted to reflect the restatement of previously reported 2023 revenue. See Note 2, “Summary of Significant Accounting Policies,” for further information.
2 Net revenues are net of discounts of $0.3 million and $1.1 million, respectively, for the three months ended June 30, 2024 and 2023 and $0.5 million and $2.2 million, respectively, for the six months ended June 30, 2024 and 2023.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue balance as of June 30, 2024 and December 31, 2023 were $5.8 million and $5.9 million, respectively, and the balance is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
Substantially all of the Company’s revenue has been generated in the United States for the three and six months ended June 30, 2024 and 2023. For the three and six ended June 30, 2024, approximately 53% of the Company’s net revenues originated in California. For the three and six ended June 30, 2023, approximately 52% of the Company’s net revenues originated in California.
4.    Commitments and Contingencies
Litigation
During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.
SEC Matter
As previously disclosed, in the second quarter of 2022, the Company’s board of directors received an internal complaint regarding the calculation, definition and reporting of the Company’s monthly active users (“MAUs”) metric. In response, the Company’s board of directors formed a special committee of independent directors to conduct an internal investigation with the assistance of outside counsel. As a result of the findings of that internal investigation, the Company provided certain additional information regarding the growth and nature of the Company’s previously-reported MAUs in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022. This investigation found no impact on the Company’s financial results under GAAP or the reporting or disclosure of any currently disclosed non-GAAP financial metric. As also previously reported, in the third quarter of 2022, the Company determined not to report MAUs going forward. In August 2022, the Company’s board of directors determined to voluntarily report the internal complaint and subsequent internal investigation to the SEC, following which the SEC’s Division of Enforcement commenced an investigation. The Company has been fully cooperating with the SEC’s investigation.
As also previously reported in the Current Report on Form 8-K filed on July 25, 2024, on July 22, 2024 the Company reached an agreement in principle with the SEC staff to resolve the SEC’s investigation with respect to the Company. Under the terms of the settlement, the Company would consent, without admitting or denying the SEC’s findings, to the entry of an administrative cease-and-desist order finding violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended,

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sections 13(a) and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder, and would pay a civil money penalty of $1.5 million. This agreement is subject to mutual agreement on the language of the settlement documents and then approval by the SEC. Accordingly, there can be no assurance that the settlement will be consummated or approved on the terms set forth above or at all.
As of June 30, 2024, the Company recorded a liability of $1.5 million for the potential SEC settlement which is included in general and administrative expenses and accounts payable and accrued expenses in the condensed consolidated financial statements.
Purchase Obligations
The Company has minimum outstanding purchase obligations of $3.6 million for the remaining six months in 2024, $7.3 million in 2025 and $7.5 million in 2026, due under software license agreements, of which the majority relates to the Company’s three-year AWS Enterprise agreement.
5.    Fair Value Measurements
The Company follows the guidance in ASC 820 – Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.
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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	June 30, 2024	December 31, 2023
Liabilities:
Warrant liability – Public Warrants	1	$625	$375
Warrant liability – Private Placement Warrants	3	350	210
Total warrant liability		$975	$585
The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Warrants	Warrant Liabilities
Fair value, beginning of period	$875	$560	$1,435	$375	$210	$585
Change in valuation inputs or other assumptions	(250)	(210)	(460)	250	140	390
Fair value, end of period	$625	$350	$975	$625	$350	$975

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Warrants	Warrant Liabilities
Fair value, beginning of period	$875	$490	$1,365	$1,250	$840	$2,090
Change in valuation inputs or other assumptions	625	420	1,045	250	70	320
Fair value, end of period	$1,500	$910	$2,410	$1,500	$910	$2,410
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $0.6 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$1.04	$0.72
Volatility	93.0%	87.5%
Term (years)	1.96	2.46
Risk-free interest rate	4.72%	4.13%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $0.4 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
6.    Intangible Assets
Intangible assets consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,249)	$2,007
Software technology	5.0	249	(137)	112
Customer relationships	8.0	170	(59)	111
Total intangible assets	14.5	$7,675	$(5,445)	$2,230

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
Amortization expense for intangible assets was $0.1 million and $0.5 million during the three months ended June 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $0.3 million and $1.1 million during the six months ended June 30, 2024 and 2023, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2024 is as follows (in thousands):

Remaining period in 2024 (six months)	$278
Year ended December 31, 2025	555
Year ended December 31, 2026	543
Year ended December 31, 2027	505
Year ended December 31, 2028	222
Thereafter	127
Total	$2,230
7.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$422	$1,530
Prepaid marketing	354	387
Prepaid software	2,233	2,406
Other prepaid expenses and other current assets	2,538	1,655
Total	$5,547	$5,978
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
8.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable and other accrued liabilities	$8,159	$7,323
Accrued employee expenses	10,404	13,859
Total	$18,563	$21,182
Accrued employee expenses include accrued bonuses and commission of $4.2 million and $7.4 million as of June 30, 2024 and December 31, 2023, respectively. Accounts payable and other accrued liabilities as of June 30, 2024 include $1.5 million in

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
potential SEC settlement. See Note 4, “Commitments and Contingencies” to these condensed consolidated financial statements for further information.
9.     Warrant Liability
At June 30, 2024, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in a non-cash gain of $0.5 million and non-cash loss $0.4 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively, and a non-cash loss of $1.0 million and $0.3 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively. See Note 5, “Fair Value Measurements” to these condensed consolidated financial statements for additional information.
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were no shares of preferred stock issued or outstanding.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of June 30, 2024, the noncontrolling interests owned 37.3% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests.
11.     Stock-based Compensation
WM Holding Company, LLC Equity Incentive Plan
The Company has accounted for the issuance of Class A-3 and Class B Units issued under WM Holding Company, LLC’s Equity Incentive Plan in accordance with ASC 718 – Stock Based Compensation. The Company considers the limitation on the exercisability of the Class A-3 and Class B Units to be a performance condition and records compensation cost when it becomes probable that the performance condition will be met.
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
A summary of the Class P Unit activity for the six months ended June 30, 2024 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2023	14,804,507
Cancellations	—
Exchanged for Class A Common Stock	(125,000)
Outstanding, Class P Units, June 30, 2024	14,679,507
Vested, June 30, 2024	14,639,221
As of June 30, 2024, unrecognized stock-based compensation expense for non-vested Class P Units was $0.1 million which is expected to be recognized over a weighted-average period of 0.4 years. For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense for the Class P Units of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense for the Class P Units of $0.1 million and $0.4 million, respectively.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of June 30, 2024, 33,146,412 shares of Class A Common Stock were authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of June 30, 2024, 20,415,013 shares of Class A Common Stock were available for future issuance.
A summary of the restricted stock unit (“RSU”) activity for the six months ended June 30, 2024 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2023	7,683,598	$2.96
Granted	340,195	$1.12
Vested	(2,468,762)	$2.66
Forfeited	(1,049,381)	$2.91
Non-vested at June 30, 2024	4,505,650	$2.99
As of June 30, 2024, unrecognized stock-based compensation expense for non-vested RSUs was $11.9 million, which is expected to be recognized over a weighted-average period of 1.4 years. For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense for the RSUs of $2.7 million and $3.4 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense for the RSUs of $5.4 million and $7.4 million, respectively.
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

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2023	234,375	$6.40
Granted	0	$—
Vested	(58,594)	$6.40
Forfeited	(175,781)	$6.40
Non-vested at June 30, 2024	—	$—
As of June 30, 2024, the Company has no outstanding grants for PRSUs. For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense for the PRSUs of $0.04 million and $0.2 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense for the PRSUs of $0.1 million and $0.3 million, respectively.
The Company recorded stock-based compensation cost related to the Class P Units, RSUs and PRSUs in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$385	$696	$765	$1,593
Product development	971	1,114	1,826	2,282
General and administrative	1,396	1,899	2,980	4,217
Total stock-based compensation expense	2,752	3,709	5,571	8,092
Amount capitalized to software development	257	296	613	594
Total stock-based compensation cost	$3,009	$4,005	$6,184	$8,686

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The computation of income (loss) per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three and six months ending June 30, 2024 and 2023 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$1,194	$1,983	$3,153	$(1,986)
Less: net income (loss) attributable to noncontrolling interests	478	757	1,197	(737)
Net income (loss) attributable to WM Technology, Inc. Class A Common Stock – basic and diluted	$716	$1,226	$1,956	$(1,249)
Denominator:
Weighted average of shares of Class A Common Stock outstanding – basic	95,342,596	92,851,349	95,023,380	92,589,011
Weighted average effect of dilutive securities:
Acquisition holdback shares	—	677,847	—	—
Restricted stock units[1]	1,916,690	93,386	1,614,946	—
Performance-based restricted stock units	16,414	—	8,847	—
Weighted average of shares of Class A Common Stock outstanding – diluted	97,275,700	93,622,582	96,647,173	92,589,011

Net income (loss) per share of Class A Common Stock – basic	$0.01	$0.01	$0.02	$(0.01)
Net income (loss) per share of Class A Common Stock – diluted	$0.01	$0.01	$0.02	$(0.01)
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Class V Units	55,486,361	55,486,361	55,486,361	55,486,361
Class P Units	14,679,507	14,986,127	14,679,507	14,986,127
RSUs	4,505,650	—	4,505,650	6,977,020
PRSUs	—	859,375	—	859,375
Public Warrants	12,499,973	12,499,973	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000	7,000,000	7,000,000
Acquisition holdback shares	—	—	—	677,847
13.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate of the Executive Chair. The sublease commenced on June 1, 2022, and the term is for the remainder of the original lease and will expire on February 28, 2025, or sooner in the event that the original lease is cancelled prior to the expiration date. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of June 30, 2024 and December 31, 2023, rent receivable was $0.0 million and $0.7 million, respectively, and these amounts are included in prepaid expenses and other current assets on the accompanying condensed balance sheets. Rent receivable of $0.7 million from December 31, 2023 was subsequently collected in April 2024. For the three and six months ended June 30, 2024, income on the sublease with a related party was $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2023, income on the sublease with a related party was $0.2 million and $0.4 million, respectively. The income on sublease is netted with rent expense and included in general and administrative expenses on the condensed consolidated statements of operations.
In connection with the Business Combination, the Company paid $1.1 million in certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount of $1.1 million in 12 equal quarterly installments commencing on March 31, 2023. The promissory note bears interest at a rate of 5% per annum commencing on March 31, 2023. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of June 30, 2024, the remaining balance of the promissory note receivable was the $0.6 million of which $0.4 million was included in prepaid expenses and other current assets and $0.2 million was included in other assets on the condensed consolidated balance sheets. As of December 31, 2023, the remaining balance of the promissory note receivable was $0.7 million of which $0.4 million was included in prepaid expenses and other current assets and $0.3 million was included in other assets on the consolidated balance sheets. For the three and six ended June 30, 2024 and 2023, interest income on the promissory note was less than $0.1 million, which is included in other income (expense), net on the accompanying condensed consolidated statements of operations.

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
Second Quarter 2024 Financial Highlights
•Net revenues were $45.9 million as compared to $48.4 million in the prior year.
•Average monthly paying clients was 5,045, as compared to 5,609 in the prior year.
•Average monthly net revenues per paying client was $3,033, as compared to $2,878 in the prior year.
•Net income was $1.2 million as compared to $2.0 million in the prior year.
•Adjusted EBITDA was $10.1 million as compared to $10.2 million in the prior year.
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
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,045 average monthly paying clients during the three months ended June 30, 2024 on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 8,000 listing pages as of June 30, 2024.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of June 30, 2024, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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

Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following table summarize our financial performance for the three and six ended June 30, 2024 compared with the same period in 2023. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands, except for net revenues per paying client)
Net revenues(1)	$45,903	$48,423	$90,292	$94,839
Net income (loss)	$1,194	$1,983	$3,153	$(1,986)
EBITDA(2)	$4,383	$4,826	$9,277	$4,024
Adjusted EBITDA(2)	$10,090	$10,227	$19,689	$17,357
Average monthly net revenues per paying client(1)(3)	$3,033	$2,878	$3,015	$2,810
Average monthly paying clients(4)	5,045	5,609	4,991	5,625
___________________________
(1)For the three and six ended June 30, 2023, net revenues has been retrospectively adjusted to reflect the restatement of previously reported revenue. See Note 2, “Summary of Significant Accounting Policies,” for further information.
(2)For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), see “Net Income (Loss) to EBITDA and Adjusted EBITDA” below.
(3)Average monthly net revenues per paying client is defined as the average monthly net revenues for any particular period divided by the average monthly paying clients in the same respective period. Average monthly net revenues per paying client is calculated in the same manner as our previously-reported “average monthly revenue per paying client,” and the description of the metric is being updated solely to clarify that it is calculated using net revenues.
(4)Average monthly paying clients are defined as the average of the number of paying clients billed in a month across a particular period (and for which services were provided).
Non-GAAP Financial Measures
Net Income (Loss) to EBITDA and Adjusted EBITDA
Our financial statements, including net income (loss), are prepared in accordance with GAAP. For more information regarding the components within our net income (loss), see “Components of Our Results of Operations” below.
Net income for the three months ended June 30, 2024 and 2023 was $1.2 million and $2.0 million, respectively. The change in net income was primarily due to a decrease in revenue of $2.5 million, partially offset by change in fair value of warrant liability of $1.5 million, change in tax receivable agreement (“TRA”) liability of $0.1 million and a decrease in other expense, net of $0.2 million.
Net income for the six months ended June 30, 2024 was $3.2 million compared with a net loss for the six months ended June 30, 2023 of $2.0 million. The increase in net income was primarily due to a decrease in total costs and expenses of $9.9 million, partially offset by a decrease in revenue of $4.5 million and change in tax receivable agreement (“TRA”) liability of $0.3 million.
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
A reconciliation of net income (loss) to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$1,194	$1,983	$3,153	$(1,986)
Provision for income taxes	42	—	51	—
Depreciation and amortization expenses	3,187	2,855	6,124	6,022
Interest income	(40)	(12)	(51)	(12)
EBITDA	4,383	4,826	9,277	4,024
Stock-based compensation	2,752	3,709	5,571	8,092
Change in fair value of warrant liability	(460)	1,045	390	320
Transaction related bonus (recovery) expense	—	(275)	—	2,567
Legal settlements and other legal costs	3,020	666	3,513	1,533
Reduction in force (recovery) expense	—	(264)	—	201
Change in tax receivable agreement liability	395	520	938	620
Adjusted EBITDA	$10,090	$10,227	$19,689	$17,357
Average Monthly Net Revenues Per Paying Client
Average monthly net revenues per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements. We calculate this metric by dividing the average monthly net revenues for any particular period by the average monthly number of paying clients in the same respective period. The increase in our average monthly net revenues per paying client was due to sunset of certain products, which had lower average monthly spending clients, in the fourth quarter of 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average monthly net revenues per paying client	$3,033	$2,878	$3,015	$2,810
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
Average monthly paying clients for the three months ended June 30, 2024 decreased 10% to 5,045 average monthly paying clients from 5,609 average monthly paying clients in the same period in 2023. Average monthly paying clients for the six months ended June 30, 2024 decreased 11% to 4,991 average monthly paying clients from 5,625 average monthly paying clients in the same period in 2023. The decrease in average monthly paying clients compared to the same periods in 2023 was primarily due to the removal of paying clients from our platform who have become delinquent, the impact on client count related to the sunset of certain products in December 2023, as well as expected client churn due to continued industry challenges, such as price deflation and ongoing consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average monthly paying clients	5,045	5,609	4,991	5,625

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
Components of Our Results of Operations
Net revenues
Our revenues are derived primarily from monthly subscriptions to Weedmaps for Business, featured and deal listings, other ad solutions and WM Dispatch. Our Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured and deal listings and other ad solutions are offered as add-on products to the Weedmaps for Business subscriptions. Featured and deal listings provide customers with premium placement ad solutions and discount and promotion pricing tools. Other ad solutions include banner ads and promotion tiles on the Company’s marketplace ad as well as other advertising products on and off the Weedmaps marketplace. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. We rarely need to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, we recognize revenue in proportion to the standalone selling prices of the underlying services at contract inception.
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
General and Administrative Expenses
General and administrative expenses consist primarily of payroll, benefit costs and stock-based compensation expense for our employees involved in general corporate functions including our senior leadership team as well as costs associated with the use by these functions of software and facilities and equipment, such as rent, insurance and other occupancy expenses. General and administrative expenses also include provision for credit losses and professional and outside services related to legal and other consulting services. General and administrative expenses are primarily driven by headcount required to support our business and meet our obligations as a public company. We expect general and administrative expenses to decline as percentage of revenue as we scale our business and leverage investments in these areas.
Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, furniture and fixtures, leasehold improvements, capitalized software development costs and amortization of intangibles. We expect depreciation and amortization expenses to increase on an absolute basis for the foreseeable future as we scale our business.
Other Income (Expense), Net
Other income (expense), net consists primarily of change in fair value of warrant liability, TRA liability remeasurement, interest income and other tax related expenses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 As Restated[1]	2024	2023 As Restated[1]
	(in thousands)
Net revenues	$45,903	$48,423	$90,292	$94,839

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	2,245	3,239	4,547	6,733
Sales and marketing	11,069	12,567	20,703	24,627
Product development	9,642	9,200	18,871	20,134
General and administrative	18,529	16,779	35,055	37,688
Depreciation and amortization	3,187	2,855	6,124	6,022
Total costs and expenses	44,672	44,640	85,300	95,204
Operating income (loss)	1,231	3,783	4,992	(365)
Other income (expense), net:
Change in fair value of warrant liability	460	(1,045)	(390)	(320)
Change in tax receivable agreement liability	(395)	(520)	(938)	(620)
Other income (expense)	(60)	(235)	(460)	(681)
Income (loss) before income taxes	1,236	1,983	3,204	(1,986)
Provision for income taxes	42	—	51	—
Net income (loss)	1,194	1,983	3,153	(1,986)
Net income (loss) attributable to noncontrolling interests	478	757	1,197	(737)
Net income (loss) attributable to WM Technology, Inc.	$716	$1,226	$1,956	$(1,249)
___________________________
1. For the three and six months ended June 30, 2023, net revenues and general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported revenue and credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 As Restated[1]	2024	2023 As Restated[1]
Net revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	5%	7%	5%	7%
Sales and marketing	24%	26%	23%	26%
Product development	21%	19%	21%	21%
General and administrative	40%	35%	39%	40%
Depreciation and amortization	7%	6%	7%	6%
Total costs and expenses	97%	92%	94%	100%
Operating income (loss)	3%	8%	6%	0%
Other income (expense), net:
Change in fair value of warrant liability	1%	(2)%	0%	0%
Change in tax receivable agreement liability	(1)%	(1)%	(1)%	(1)%
Other income (expense)	0%	0%	(1)%	(1)%
Income (loss) before income taxes	3%	4%	4%	(2)%
Provision for income taxes	0%	0%	0%	0%
Net income (loss)	3%	4%	3%	(2)%
Net income (loss) attributable to noncontrolling interests	1%	2%	1%	(1)%
Net income (loss) attributable to WM Technology, Inc.	2%	3%	2%	(1)%
___________________________
1. For the three and six months ended June 30, 2023, net revenues and general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported revenue and credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Comparison of Three Months Ended June 30, 2024 and 2023
Net Revenues

	Three Months Ended June 30,		Change
	2024	2023 As Restated[1]	($)	(%)
	(dollars in thousands)
Net revenues	$45,903	$48,423	$(2,520)	(5)%
___________________________
1. For the three months ended June 30, 2023, net revenues has been retrospectively adjusted to reflect the restatement of previously reported revenue. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Net revenues decreased by $2.5 million or 5% for the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in net revenues from our Featured Listing and WM Deal products of $4.6 million driven by our clients continuing to face constrained marketing budgets, the ongoing consolidation of our industry, partially offset by an increase in net revenues from our Weedmaps for Business and other SaaS solutions of $2.1 million driven by favorable pricing changes partially offset by a loss in revenue from products that were sunset in December 2023.
For the three months ended June 30, 2024, Featured Listing and WM Deal products, Weedmaps for Business and other ad solutions represented approximately 62%, 29% and 9% of our total net revenues, respectively.

Costs and Expenses
The following table shows our total costs and expenses:

	Three Months Ended June 30,		Change
	2024	2023 As Restated[1]	($)	(%)
	(dollars in thousands)
Cost of revenues	2,245	3,239	(994)	(31)%
Sales and marketing	11,069	12,567	(1,498)	(12)%
Product development	9,642	9,200	442	5%
General and administrative	18,529	16,779	1,750	10%
Depreciation and amortization	3,187	2,855	332	12%
Total costs and expenses	44,672	44,640	32	(16)%
___________________________
1. For the three months ended June 30, 2023, general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Cost of Revenues
The decrease in cost of revenues was primarily related to a decrease of $0.7 million for cost of revenues associated with multi-channel marketing and cloud communication platforms, primarily due to the sunset in December 2023 of WM CRM, WM Screens and WM AdSuite and a decrease of $0.2 million in server costs.
Sales and Marketing Expenses
The decrease in sales and marketing expenses was primarily related to decreases in personnel-related costs of $1.5 million and outside services expense of $0.3 million partially offset by increases in advertising of $0.3 million. The decrease in personnel-related costs was primarily driven by lower headcount resulting in decreases in salaries and wages of $1.0 million, stock-based compensation expense of $0.3 million, bonus and commission expense of $0.1 million and payroll tax expense of $0.1 million.
Product Development Expenses
The increase in product development expenses was primarily due to an increase in contracted outside services expense of $0.7 million, partially offset by a decrease in personnel-related costs of $0.4 million. The decrease in personnel-related costs was primarily driven by lower headcount resulting in decreases in salaries and wages of $0.6 million and stock-based compensation expense of $0.1 million, partially offset by an increase in bonus and commission expense of $0.3 million.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to a charge recorded in the second quarter of 2024 related to the potential settlement of an SEC matter of $1.5 million, increases in professional legal and audit services of $1.4 million, provision for credit losses of $0.8 million, outside service expense of $0.3 million, bonus expense of 0.2 million, partially offset by decreases in salaries and wages of $0.4 million, stock-based compensation expense of $0.5 million, severance expense of $0.5 million, insurance expense of $0.6 million, facilities expense of $0.4 million and rent expense of 0.2 million. See Note 4, “Commitments and Contingencies” to these condensed consolidated financial statements for additional information related to the potential settlement of an SEC matter.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expense was primarily due to an increase in capitalized software amortization, partially offset by a decrease in amortization of intangible assets.
Other Income (Expense), net

	Three Months Ended June 30,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$460	$(1,045)	$1,505	(144)%
Change in tax receivable agreement liability	(395)	(520)	125	(24)%
Other income (expense)	(60)	(235)	175	74%
Other income (expense), net	$5	$(1,800)	$1,805	(100)%

The decrease in other income (expense) net was primarily due to favorable changes in fair value of warrant liability of $1.5 million, a decrease in TRA liability of $0.1 million and a decrease in other expense of $0.2 million.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Provision for income taxes	$42	$—	$42	N/M
________________________________
N/M – Not meaningful
For the three months ended June 30, 2024, we recorded forty-two in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Comparison of Six Months Ended June 30, 2024 and 2023
Net Revenues

	Six Months Ended June 30,		Change
	2024	2023 As Restated[1]	($)	(%)
	(dollars in thousands)
Net revenues	$90,292	$94,839	$(4,547)	(5)%
___________________________
1. For the six months ended June 30, 2023, net revenues has been retrospectively adjusted to reflect the restatement of previously reported revenue. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Net revenues decreased by $4.5 million, or 5%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in net revenues from our Featured Listing and WM Deal products of $8.3 million driven by our clients continuing to face constrained marketing budgets, the ongoing consolidation of our industry, partially offset by an increase in net revenues from our Weedmaps for Business and other SaaS solutions of $3.7 million driven by favorable pricing changes partially offset by a loss in revenue from products that were sunset in December 2023.
For six months ended June 30, 2024, Featured Listing and WM Deal products, Weedmaps for Business and other ad solutions represented approximately 63%, 29% and 8% of our total net revenues, respectively.
Costs and Expenses
The following table shows our total costs and expenses:

	Six Months Ended June 30,		Change
	2024	2023 As Restated[1]	($)	(%)
	(dollars in thousands)
Cost of revenues	$4,547	$6,733	(2,186)	(32)%
Sales and marketing	20,703	24,627	(3,924)	(16)%
Product development	18,871	20,134	(1,263)	(6)%
General and administrative	35,055	37,688	(2,633)	(7)%
Depreciation and amortization	6,124	6,022	102	2%
Total costs and expenses	$85,300	$95,204	(9,904)	(59)%
___________________________
1. For the six months ended June 30, 2023, general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Cost of Revenues
The decrease in cost of revenue was primarily related to a decrease of $1.6 million for cost of revenues associated with multi-channel marketing and cloud communication platforms primarily due to the sunset in December 2023 of WM CRM, WM Screens and WM AdSuite and a decrease of $0.5 million in server costs.

Sales and Marketing Expenses
The decrease in sales and marketing expenses was primarily due to a decrease in personnel-related costs of $5.1 million, a decrease in outside services of $0.5 million and a decrease in branding, advertising and endorsement expense of $2.0 million, partially offset by an increase in event expense of $0.5 million, an increase in print and products expense of $0.8 million and an increase in web advertising of $2.5 million. The decrease in personnel-related costs was primarily driven by lower headcount resulting in decreases in salaries and wages of $2.0 million, bonus expense of $2.1 million, payroll taxes of $0.2 million and $0.8 million in stock-based compensation expense.
Product Development Expenses
The decrease in product development expenses was due to a decrease in personnel-related costs of $2.2 million, partially offset by an increase in outside service expense of $1.1 million. The decrease in personnel-related costs was primarily due to decreases in salaries and wages of $1.5 million, bonus expense of $0.2 million and stock-based compensation expense of $0.4 million.
General and Administrative Expenses
The decrease in general and administrative expenses was primarily due to a decrease in personnel-related costs of $2.7 million, a decrease in facilities expense of $0.6 million, a decrease in insurance expense of $1.1 million, a decrease in rent expense of $0.3 million, a decrease in software expense of $0.7 million and a decrease in provision for credit losses of $0.2 million, partially offset by $1.5 million charge recorded in the second quarter of 2024 related to potential settlement of an SEC matter, increases in professional legal and audit services of $0.8 million and an increase in outside service expense of $0.5 million. The decrease in personnel-related costs was primarily driven by lower headcount resulting into a decrease in salaries and wages of $1.0 million, a decrease in severance costs of $0.6 million, a decrease in stock-based compensation expense of $1.2 million, a decrease in employee benefit expense of $0.2 million, partially offset by an increase in bonus expense of $0.3 million. See Note 4, “Commitments and Contingencies” to these condensed consolidated financial statements for additional information related to the potential settlement of an SEC matter.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expense was primarily due to an increase in capitalized software amortization, partially offset by a decrease in amortization of intangible assets.
Other Income (Expense), net

	Six Months Ended June 30,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$(390)	$(320)	(70)	22%
Change in tax receivable agreement liability	(938)	(620)	(318)	51%
Other income (expense)	(460)	(681)	221	(32)%
Other (expense) income, net	$(1,788)	$(1,621)	$(167)	10%
The decrease in other income (expense) net was primarily due to unfavorable changes in fair value of warrant liability of $0.1 million and an increase in change in TRA liability of $0.3 million, partially offset by a decrease in other expense of $0.2 million.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Provision for income taxes	$51	$—	$51	N/M
________________________________
N/M – Not meaningful
For the six months ended June 30, 2024, we recorded fifty-one in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. See Note 2, “Summary of Significant Accounting Policies,” for further information.

Seasonality
The cannabis industry has certain industry holidays that in recent years have resulted in increased purchases by cannabis consumers. Such “holidays” include, but are not limited to 420, July 10th and the Wednesday before Thanksgiving (“Green Wednesday”). Likewise, our clients will typically increase their spend heading into these events. We also typically invest in marketing spend around these holidays which can create some seasonality in our sales and market expenses from quarter to quarter. While seasonality has not had a significant impact on our results in the past, our clients may experience seasonality in their businesses which in turn can impact the revenue generated from them. Our business may become more seasonal in the future and historical patterns in our business may not be a reliable indicator of future performance.
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Cash	$41,292	$34,350
Accounts receivable, net	$7,000	$11,158
Working capital	$23,506	$17,771
As of June 30, 2024 and December 31, 2023, we had cash of $41.3 million and $34.4 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our liquidity requirements from cash and working capital on hand at June 30, 2024, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$20,054	$4,092
Net cash used in investing activities	$(7,140)	$(5,806)
Net cash used in financing activities	$(5,972)	$(2,266)
Net Cash Provided by Operating Activities
Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, change in TRA liability, amortization of right-of-use lease assets, stock-based compensation, gain on lease termination, provision (benefit) for credit losses, net of recoveries and the effect of changes in working capital.
Net cash provided by operating activities for the six months ended June 30, 2024 was $20.1 million, which resulted from a net income of $3.2 million, together with net cash inflows of $2.2 million from changes in operating assets and liabilities, and non-cash items of $14.7 million, consisting of depreciation and amortization of $6.1 million, fair value of warrant liability of $0.4 million, change in TRA of $0.9 million, amortization of right-of-use lease assets of $2.4 million, stock-based compensation of $5.6 million, partially offset by gain on lease termination of $0.1 million and provision (benefit) for credit losses, net of recoveries of $0.6 million. Net cash inflows from changes in operating assets and liabilities was primarily due to a decrease in accounts receivable of $4.8 million, a decrease in prepaid expenses and other current assets of $0.3 million, a decrease in other assets of $0.1 million and an increase in accounts payable and accrued expenses of $0.6 million, partially offset by a decrease in deferred revenue of $0.1 million and a decrease in operating lease liabilities of $3.5 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the six months ended June 30, 2023 was $4.1 million, which resulted from net loss of $2.0 million, together with net cash outflows of $11.0 million from changes in operating assets and liabilities, and non-cash items of $17.1 million, consisting of depreciation and amortization of $6.0 million, fair value of warrant liability of $0.3 million, change in TRA of $0.6 million, amortization of right-of-use lease assets of $2.4 million and stock-based compensation of $8.1 million, partially offset by provision (benefit) for credit losses, net of recoveries of $0.4 million. Net cash outflows from changes in operating assets and liabilities were primarily due to a decrease in accounts payables and accrued expenses of $12.9 million and a decrease in operating lease liabilities of $3.1 million, partially offset by a decrease in accounts receivables of $2.9 million, a decrease in prepaid expenses and other current assets of $1.6 million and an increase in deferred revenue of $0.4 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $7.1 million, which resulted from $7.1 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development cost.
Net cash used in investing activities for the six months ended June 30, 2023 was $5.8 million, which resulted from $5.8 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development cost.
Net Cash Used in Financing Activities
Net cash outflows from financing activities for the six months ended June 30, 2024 was $6.0 million, which primarily consists of $6.0 million in distributions payments to members of WMH LLC, $0.1 million in TRA payments and $0.1 million in proceeds from collection of related party note receivable.
Net cash outflows from financing activities for six months ended June 30, 2023 was $2.3 million, which primarily consists of $1.5 million in repayments of insurance premium financing and $1.0 million in distributions payments to members of WMH LLC and $0.2 million in proceeds from collection of related party note receivable.
Critical Accounting Policies and Estimates
The Company had no significant changes to our critical accounting policies and estimates from those disclosed in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on May 24, 2024.
Recent Accounting Pronouncements
There are no new accounting pronouncements applicable to us as of June 30, 2024.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.
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
With the foregoing in mind, our executive chair and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our executive chair and chief financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
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

•We did not design and maintain effective process-level controls related to the order-to-cash cycle (including revenues, accounts receivables, and deferred revenue), procure-to-pay-cycle (including operating expenses, prepaid expenses and other current assets, accounts payable and accrued expenses), capitalized software, and long-term assets. The material weakness related to the order-to-cash cycle resulted in an inadequate policy associated with our revenue recognition policies related to the cash collection of a certain subset of our customers that had been placed on a cash basis and, in turn, the restatement of our unaudited condensed consolidated financial statements in our prior three quarters reported in 2023 as of and for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023 included in our quarterly reports on Form 10-Q for the corresponding periods. Additionally, this material weakness could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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
Remediation
We have begun the process of and are focused on designing and implement effective internal controls to improve our internal controls over financial reporting and remediate the material weakness, including;
•the recruitment of additional personnel with extensive knowledge of GAAP,
•implementation of a new ERP system,
•strengthening IT governance and designing IT general controls including program change management, accessing and restricting user access to our internal systems used for financial reporting and accessing.
Until the remediation plan is fully implemented, tested, and deemed effective we cannot assure that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected and could reduce the market’s confidence in our financial statements and harm our stock price.

Part II - Other Information
Item 1.    Legal Proceedings
The information set forth under "Commitments and Contingencies—Litigation" in Note 4 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
As previously disclosed, in the second quarter of 2022, our board of directors received an internal complaint regarding the calculation, definition and reporting of our monthly active users (“MAUs”) metric. In response, our board of directors formed a special committee of independent directors to conduct an internal investigation with the assistance of outside counsel. As a result of the findings of that internal investigation, we provided certain additional information regarding the growth and nature of our previously-reported MAUs in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022. This investigation found no impact on our financial results under accounting principles generally accepted in the United States of America (“GAAP”) or the reporting or disclosure of any currently disclosed non-GAAP financial metric. As also previously reported, in the third quarter of 2022, we determined not to report MAUs going forward. In August 2022, our board of directors determined to voluntarily report the internal complaint and subsequent internal investigation to the SEC, following which the SEC’s Division of Enforcement commenced an investigation. We have been fully cooperating with that investigation.
As also previously reported in the Current Report on Form 8-K filed on July 25, 2024, on July 22, 2024, we reached an agreement in principle with the SEC staff to resolve the SEC staff’s investigation with respect to the Company. Under the terms of the settlement, we would consent, without admitting or denying the SEC’s findings, to the entry of an administrative cease-and-desist order finding violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, Sections 13(a), and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder, and would pay a civil money penalty of $1.5 million. This agreement is subject to mutual agreement on the language of the settlement documents and then approval by the SEC. Accordingly, there can be no assurance that the settlement will be consummated or approved on the terms set forth above or at all.
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
Item 1A.    Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”) and the risk factor discussed below when making investment decisions regarding our securities. Except for the risk factors discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our 2023 Form 10-K.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we may be party to various claims and legal proceedings. For example, in August 2022, our board of directors determined to voluntarily report an internal complaint and subsequent internal investigation to the SEC. Since that date, we have responded to subpoenas from the SEC’s Division of Enforcement and on July 22, 2024, we reached an agreement in principle with the SEC staff to resolve the SEC staff’s investigation with respect to the Company, which remains subject to approval by the SEC. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, penalties and other sanctions, diversion of management resources, negative publicity and reputational harm and other factors. See Part II, Item 1. Legal Proceedings to this Form 10-Q for more information.
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

WM TECHNOLOGY, INC.

Date:	August 8, 2024	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Executive Chair
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Susan Echard
			Name:	Susan Echard
			Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)