Form 10-K/A
period 2023-12-31
WM TECHNOLOGY, INC.
filed 2024-08-30
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $69.4 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of May 13, 2024, there were 95,051,735 shares of the registrant’s Class A common stock outstanding and 55,486,361 shares of Class V common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) to the annual report of WM Technology, Inc. (the “Company”) on Form 10-K/A amends the Company’s annual report on Form 10-K for the year ended December 31, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 24, 2024 (the “Original Form 10-K”). The Company is filing this Amendment solely to amend and restate Part II, Item 9A in its entirety of the Original Form 10-K to disclose in its management report on internal controls over financial reporting, management’s conclusion that the Company’s internal controls over financial reporting was not effective as of December 31, 2023.
In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” paragraph 3 of each of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2, has been omitted. Because no financial statements have been included in this Amendment, the Company is not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures, other than those discussed herein. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the evaluation, our executive chair and chief financial officer have concluded that as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Amendment.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on May 24, 2024).
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

10.15#	WM Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2021).
10.16#	Amended and Restated WM Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 6, 2023).
10.17#	Offer letter by and between Ghost Management Group, LLC and Duncan Grazier, dated August 23, 2019 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on May 24, 2024)
10.18#	Retention Agreement, effective October 2, 2023, by and between the Company and Duncan Grazier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2023).
10.19#	Employment Agreement, dated August 15, 2023, by and between the Company and Douglas Francis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2023).
10.20#	Employment Agreement, dated April 4, 2019, by and between the Company and Brian Camire (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on May 24, 2024).
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

10.23#	Amendment to Executive Services Agreement, by and between SeatonHillPartners, L.P. and WM Technology Inc., dated February 26, 2024.
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on May 24, 2024)
23.1	Consent of Baker Tilly US, LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on May 24, 2024)
23.2	Consent of Moss Adams, LLP (incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K filed on May 24, 2024)
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
Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed on May 24, 2024)

97	Incentive Compensation Recoupment (Clawback) Policy, dated April 20, 2023 (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed on May 24, 2024)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________

#	Indicates management contract or compensatory plan, contract or agreement.
*
The certifications attached as Exhibit 32.1 that accompany this Amendment are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WM TECHNOLOGY, INC.

Date:	August 30, 2024	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Executive Chair
(Principal Executive Officer)