Form 10-Q
period 2024-09-30
WM TECHNOLOGY, INC.
filed 2024-11-12
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of November 4, 2024, there were 97,376,026 shares of the registrant’s Class A common stock outstanding and 55,486,361 shares of Class V common stock outstanding.

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
•our ability to maintain our listing on the Nasdaq Stock Exchange;
•the impact of the restatement on our reputation and investor confidence in us and the increased possibility of legal proceedings and regulatory inquiries;
•the outcome of any known and unknown litigation and regulatory proceedings;
•changes in domestic and foreign business, market, financial, political and legal conditions;
•the effect of macroeconomic conditions, including but not limited to inflation, uncertain credit and global financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures; recent and potential future geopolitical events, including the military conflicts between Russia and Ukraine and the state of war between Israel and Hamas and the related risk of a larger regional conflict; and the occurrence of a catastrophic event, including but not limited to severe weather, war, or terrorist attack;
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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash	$45,043	$34,350
Accounts receivable, net	7,907	11,158
Prepaid expenses and other current assets	6,409	5,978
Total current assets	59,359	51,486
Property and equipment, net	24,876	24,255
Goodwill	68,368	68,368
Intangible assets, net	2,091	2,507
Right-of-use assets	15,513	15,629
Other assets	3,361	4,776
Total assets	$173,568	$167,021
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$16,533	$21,182
Deferred revenue	5,765	5,918
Operating lease liabilities, current	4,088	6,493
Tax receivable agreement liability, current	1,396	122
Total current liabilities	27,782	33,715
Operating lease liabilities, non-current	26,912	26,550
Tax receivable agreement liability, non-current	1,730	1,634
Warrant liability	390	585
Other long-term liabilities	1,764	1,386
Total liabilities	58,578	63,870
Commitments and contingencies
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 97,376,026 shares issued and outstanding at September 30, 2024 and 94,383,053 shares issued and outstanding at December 31, 2023	10	9
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 55,486,361 shares issued and outstanding at September 30, 2024 and December 31, 2023	5	5
Additional paid-in capital	88,762	80,884
Accumulated deficit	(59,230)	(64,518)
Total WM Technology, Inc. stockholders’ equity	29,547	16,380
Noncontrolling interests	85,443	86,771
Total stockholders’ equity	114,990	103,151
Total liabilities and stockholders’ equity	$173,568	$167,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 As Restated[1]	2024	2023 As Restated[1]
Net revenues	$46,552	$46,687	$136,844	$141,526

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,182	3,015	6,729	9,748
Sales and marketing	9,671	11,544	30,374	36,171
Product development	9,484	7,748	28,355	27,882
General and administrative	16,494	18,151	51,549	55,839
Depreciation and amortization	3,517	3,395	9,641	9,417
Asset impairment charges	—	8,382	—	8,382
Total costs and expenses	41,348	52,235	126,648	147,439
Operating income (loss)	5,204	(5,548)	10,196	(5,913)
Other income (expenses), net
Change in fair value of warrant liability	585	(460)	195	(780)
Change in tax receivable agreement liability	(548)	(69)	(1,486)	(689)
Other income (expense)	98	3,565	(362)	2,884
Income (loss) before income taxes	5,339	(2,512)	8,543	(4,498)
Provision for income taxes	21	—	72	—
Net income (loss)	5,318	(2,512)	8,471	(4,498)
Net income (loss) attributable to noncontrolling interests	1,986	(974)	3,183	(1,711)
Net income (loss) attributable to WM Technology, Inc.	$3,332	$(1,538)	$5,288	$(2,787)

Class A Common Stock:
Basic income (loss) per share	$0.03	$(0.02)	$0.06	$(0.03)
Diluted income (loss) per share	$0.03	$(0.02)	$0.05	$(0.03)

Class A Common Stock:
Weighted average basic shares outstanding	97,166,788	93,651,871	95,743,064	92,947,191
Weighted average diluted shares outstanding	97,811,251	93,651,871	96,761,731	92,947,191
___________________________
1. For the three and nine months ended September 30, 2023, net revenues and general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported revenue and credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three and Nine Months Ended September 30, 2024
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2023	94,383,053	$9	55,486,361	$5	$80,884	$(64,518)	$16,380	$86,771	$103,151
Stock-based compensation	—	—	—	—	3,115	—	3,115	60	3,175
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	628,941	—	—	—	(2)	—	(2)	—	(2)
Distributions	—	—	—	—	—	—	—	(1,455)	(1,455)
Issuance of common stock - Class P Unit exchange	39,741	—	—	—	59	—	59	(59)	—
Net income	—	—	—	—	—	1,240	1,240	719	1,959
As of March 31, 2024	95,051,735	$9	55,486,361	$5	$84,056	$(63,278)	$20,792	$86,036	$106,828
Stock-based compensation	—	—	—	—	2,950	—	2,950	59	3,009
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	1,896,515	1	—	—	(1)	—	—	—	—
Distributions	—	—	—	—	—	—	—	(1,845)	(1,845)
Net income	—	—	—	—	—	716	716	478	1,194
As of June 30, 2024	96,948,250	$10	55,486,361	$5	$87,005	$(62,562)	$24,458	$84,728	$109,186
Stock-based compensation	—	—	—	—	1,758	—	1,758	59	1,817
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	427,776	—	—	—	(1)	—	(1)	—	(1)
Distributions	—	—	—	—	—	—	—	(1,330)	(1,330)
Net income	—	—	—	—	—	3,332	3,332	1,986	5,318
As of September 30, 2024	97,376,026	$10	55,486,361	$5	$88,762	$(59,230)	$29,547	$85,443	$114,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three and Nine Months Ended September 30, 2023
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2022	92,062,468	$9	55,486,361	$5	$67,986	$(54,620)	$13,380	$101,397	$114,777
Stock-based compensation	—	—	—	—	4,396	—	4,396	285	4,681
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	475,510	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(250)	(250)
Issuance of common stock - Class P Unit exchange	35,488	—	—	—	62	—	62	(62)	—
Net loss	—	—	—	—	—	(2,475)	(2,475)	(1,494)	(3,969)
As of March 31, 2023	92,573,466	$9	55,486,361	$5	$72,444	$(57,095)	$15,363	$99,876	$115,239
Stock-based compensation	—	—	—	—	3,908	—	3,908	97	4,005
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	842,178	—	—	—	(1)	—	(1)	—	(1)
Distributions	—	—	—	—	—	—	—	(752)	(752)
Net Income	—	—	—	—	—	1,226	1,226	757	1,983
As of June 30, 2023	93,415,644	$9	55,486,361	$5	$76,351	$(55,869)	$20,496	$99,978	$120,474
Stock-based compensation	—	—	—	—	2,587	—	2,587	75	2,662
Discharge of holdback obligation related to a prior acquisition	—	—	—	—	(1,612)	—	(1,612)	(1,995)	(3,607)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	455,820	—	—	—	(4)	—	(4)	—	(4)
Distributions	—	—	—	—	—	—	—	(2,231)	(2,231)
Issuance of common stock - Class P Unit exchange	9,666	—	—	—	17	—	17	(17)	—
Net loss	—	—	—	—	—	(1,538)	(1,538)	(974)	(2,512)
As of September 30, 2023	93,881,130	$9	55,486,361	$5	$77,339	$(57,407)	$19,946	$94,836	$114,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023 As Restated[1]
Cash flows from operating activities
Net income (loss)	$8,471	$(4,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,641	9,417
Change in fair value of warrant liability	(195)	780
Change in tax receivable agreement liability	1,486	689
Amortization of right-of-use lease assets	3,284	3,666
Asset impairment charges	—	8,382
Stock-based compensation	7,172	10,389
Gain on lease termination	(109)	—
Discharge of a holdback obligation related to a prior acquisition	—	(3,705)
Provision (recovery) for credit losses	(295)	(196)
Changes in operating assets and liabilities:
Accounts receivable	3,546	5,320
Prepaid expenses and other current assets	(439)	2,419
Other assets	1,029	21
Accounts payable and accrued expenses	(1,169)	(15,439)
Deferred revenue	(153)	(167)
Operating lease liabilities	(4,994)	(4,668)
Net cash provided by operating activities	27,275	12,410

Cash flows from investing activities
Capitalized software and expenditures	(9,499)	(8,870)
Net cash used in investing activities	(9,499)	(8,870)

Cash flows from financing activities
Repayments of insurance premium financing	—	(1,450)
Distributions	(7,250)	(3,233)
Proceeds from repayment of related party note	286	286
Tax receivable agreement payment	(116)	—
Taxes paid related to net share settlement of equity awards	(3)	(5)
Net cash used in financing activities	(7,083)	(4,402)

Net increase (decrease) in cash	10,693	(862)
Cash – beginning of period	34,350	28,583
Cash – end of period	$45,043	$27,721
___________________________
1. For the nine months ended September 30, 2023, provision (recovery) for credit losses and change in accounts receivable have been retrospectively adjusted to reflect the restatement of previously reported revenue and credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$829	$959
Capitalized assets included in accounts payable and accrued expenses	$560	$663
Remeasurement of lease liabilities and right-of-use assets due to lease modification	$3,348	$—
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
Legacy WMH was reorganized into an Up-C structure, in which substantially all of the assets and business of Legacy WMH are held by WMH LLC and continue to operate through WMH LLC and its subsidiaries, and WM Technology, Inc.’s material assets are the equity interests of WMH LLC indirectly held by it. Legacy WMH was determined to be the accounting acquirer in the Business Combination, which was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
As of September 30, 2024, the Company had an accumulated deficit of $59.2 million. The Company has funded its operations primarily with customer payments for its services and proceeds from the issuance of common stock in connection with its initial public offering and follow-on offering. As of September 30, 2024, the Company had cash of $45.0 million. The Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for at least the next twelve months.
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on May 24, 2024. The condensed consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of September 30, 2024, and results of its operations and its cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has restated its unaudited condensed consolidated statements of operations for the period ended September 30, 2023 as follows (in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Net revenues	$47,725	$(1,038)	$46,687	$146,584	$(5,058)	$141,526
General and administrative expenses	$19,189	$(1,038)	$18,151	$60,897	$(5,058)	$55,839
Total costs and expenses	$53,273	$(1,038)	$52,235	$152,497	$(5,058)	$147,439
The Company has restated its unaudited condensed consolidated Statements of Cash Flows for period ended September 30, 2023 as follows (in thousands):

	Nine Months Ended September 30, 2023
	Previously Reported	Adjustment	As Restated
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision (recovery) for credit losses	$4,862	$(5,058)	$(196)

Changes in operating assets and liabilities:
Accounts receivable	$262	$5,058	$5,320
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and nine months ended September 30, 2024 and 2023.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $0.9 million and $8.7 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, no customer accounted for more than 10% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for credit losses:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023 As Restated[1]	2024	2023 As Restated[1]
Allowance, beginning of period	$2,756	$10,202	$8,748	$12,232
Provision (recovery) for credit losses	320	219	(295)	(196)
Write-offs	(2,218)	(1,317)	(7,595)	(2,932)
Allowance, end of period	$858	$9,104	$858	$9,104
___________________________
1 The Provision (recovery) for credit losses for the three and nine months ended September 30, 2023 and related allowance at the end of the period September 30, 2023, has been retrospectively adjusted to reflect the restatement of previously reported credit losses. See Restatement of Previously Reported 2023 Quarterly Revenue and Credit Losses above for further information.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s condensed consolidated statements of operations.
The Company assesses impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. No impairments to property and equipment were recorded during the three and nine months ended September 30, 2024. The Company recorded a non-cash property and equipment impairment charge of $2.3 million for the three and nine months ended September 30, 2023 related to certain product offerings that were sunset in December 2023, which is included in asset impairment charges in the condensed consolidated statements of operations.
Capitalized Software
Capitalized website and internal-use software development costs are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company capitalizes certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. The Company began to capitalize these costs when preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Capitalization ceases upon completion of all substantial testing. Maintenance and training costs are expensed as incurred. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. Product development costs include compensation and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred.
As of September 30, 2024 and December 31, 2023, the Company has $23.7 million and $23.1 million in capitalized software costs, net, respectively which are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets. During the three months ended September 30, 2024 and 2023, the Company amortized $3.1 million and $2.2 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company amortized $8.4 million and $5.4 million, respectively. Amortization of internal-use software development costs is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually as of December 31, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. As of September 30, 2024 and December 31, 2023, the Company has $68.4 million in goodwill.
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
Goodwill is assessed for impairment annually on December 31. For the year ended December 31, 2023, in accordance with the Company’s annual assessment policy, the Company opted to bypass the qualitative assessment and performed a quantitative assessment to test goodwill for impairment. As part of the Company’s impairment assessment, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. For the year ended December 31, 2023, in conducting the quantitative assessment, it was determined that the fair value of the goodwill exceeded its carrying amount by approximately 18%, and as a result, no impairment existed as of the annual assessment date of December 31, 2023. If the Company’s forecasts of cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit would be adversely impacted, potentially leading to an impairment in the future that could materially affect our

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
operating results. There were no goodwill impairment charges recorded for the three and nine months ended September 30, 2024 and 2023.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. The Company recorded a non-cash intangible impairment charge of $6.1 million for the three and nine months ended September 30, 2023 related to certain product offerings that were sunset in December 2023, which is included in asset impairment charges in the condensed consolidated statements of operations. There were no intangible asset impairment charges recorded for the three and nine months ended September 30, 2024. See Note 6, “Intangible Assets,” to these condensed consolidated financial statements for additional information.
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
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows. During the three and nine months ended September 30, 2024 and 2023, the Company recognized no impairment charge related to ROU assets.
Net rent expense for the three months ended September 30, 2024 and 2023 was $1.7 million and $2.2 million, respectively. Net rent expense for the nine months ended September 30, 2024 and 2023 was $5.8 million and $6.6 million, respectively. Rent expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
In the third quarter of 2024, the Company amended its lease associated with its corporate headquarters located in Irvine, California. The amendment extended the lease term five years through February 2030 and reduced the leased square footage. The lease extension was accounted for as a lease modification, and the Company remeasured its lease liability and ROU asset using an incremental borrowing rate of 11.5% and recognized a non-cash lease liability of $3.3 million and the related non-cash ROU asset of $3.3 million. The lease classification remained as an operating lease.
In addition, in the second quarter 2024, the Company paid $0.1 million to terminate a lease agreement for one of the offices. In conjunction with the early lease termination, the Company reported a gain of $0.1 million which is recognized as a reduction to

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the related lease expense. The Company also de-recognized the remaining ROU asset of $0.2 million and a lease liability of $0.4 million on the condensed consolidated balance sheet related to early lease termination.
In 2022, the Company entered into a sublease agreement with an affiliate of the Chief Executive Officer. The sublease commenced on June 1, 2022, and expired on October 31, 2024. See Note 13, “Related Party Transactions,” to these condensed consolidated financial statements for additional information.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three months ended September 30, 2024 and 2023, the Company recorded rent income related to sublease of $0.2 million and $0.5 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded rent income related to sublease of $1.3 million and $1.6 million, respectively.
Warrant Liability
The Company assumed public warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and private placement warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering. The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity and concluded they do not meet the criteria to be classified in stockholders’ equity. See Note 9, “Warrant Liability,” to these condensed consolidated financial statements for additional information.
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
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (loss), net on the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the TRA liability was $3.1 million and $1.8 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized a loss of $0.5 million and $1.5 million, respectively, related to the remeasurement of its TRA liability. During the three and nine months ended September 30, 2023, the Company recognized a loss of $0.1 million and $0.7 million, respectively, related to the remeasurement of its TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $2.0 million and $3.5 million for the three months ended September 30, 2024 and 2023, respectively, and $8.3 million and $8.1 million for the nine months ended September 30, 2024 and 2023, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended September 30, 2024 and 2023, the Company recognized an expense of $0.4 million and $0.9 million, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recognized an expense of $1.4 million and $1.9 million, respectively, related to employer contributions for the Company’s 401(k) plan.
Other Income (Expense), net
Other income (expense), net consists primarily of change in fair value of warrant liability, TRA liability remeasurement, discharge of a holdback obligation related to a prior acquisition, interest income and other tax related expenses.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For nine months ended September 30, 2024 and for the year ending December 31, 2023, the Company conducted similar analyses, and determined that a full valuation allowance was still required. As of September 30, 2024 and December 31, 2023, the TRA liability was $3.1 million and $1.8 million, respectively.
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
For the three and nine ended September 30, 2024, the Company recorded $0.02 million and $0.07 million, respectively, in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. For the three and nine months ended September 30, 2023, the Company recorded zero in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
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
Segment Reporting
The Company has identified one business segment which management also considers to be one reporting unit as the Company’s Chief Executive Officer and Chief Financial Officer allocate resources, assess performance and manage the businesses as one segment.

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
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions and the Company’s cash balances at these institutions typically exceed the Federal Deposit Insurance Corporation limit. As of September 30, 2024, the Company had cash balances that exceeded the FDIC limit with four financial institutions. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Recently Adopted Accounting Pronouncements
The Company reviewed the accounting pronouncements that became effective for fiscal year 2024 and determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the adoption of this standard.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of revenue
The following table summarizes the Company’s disaggregated net revenues information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 As Restated[1]	2024	2023 As Restated[1]
Revenues:
Weedmaps for Business and other SaaS solutions	$13,583	$10,877	$40,285	$33,847
Featured and deal listings	29,233	31,907	85,814	96,782
Subtotal	42,816	42,784	126,099	130,629

Other ad solutions	3,736	3,903	10,745	10,897
Total net revenues[2]	$46,552	$46,687	$136,844	$141,526
___________________________
1 For the three and nine months ended September 30, 2023, net revenues have been retrospectively adjusted to reflect the restatement of previously reported 2023 revenue. See Note 2, “Summary of Significant Accounting Policies,” for further information.
2 Net revenues are net of discounts of $0.1 million and $0.8 million, respectively, for the three months ended September 30, 2024 and 2023 and $0.6 million and $3.0 million, respectively, for the nine months ended September 30, 2024 and 2023.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue balance as of September 30, 2024 and December 31, 2023 were $5.8 million and $5.9 million, respectively, and the balance is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
Substantially all of the Company’s revenue has been generated in the United States for the three and nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024, approximately 52% of the Company’s net revenues originated in California. For the three and nine months ended September 30, 2023, approximately 51% and 52% of the Company’s net revenues originated in California, respectively.
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
As also previously reported in the Current Report on Form 8-K filed on July 25, 2024, on July 22, 2024, the Company reached an agreement in principle with the SEC staff to resolve the SEC’s investigation with respect to the Company. Under the terms of the settlement, the Company consented, without admitting or denying the SEC’s findings, to the entry of an administrative

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
cease-and-desist order finding violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, Sections 13(a) and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder, and pay a civil money penalty of $1.5 million. The settlement was approved by the SEC, and the administrative cease-and-desist order was entered in September 2024. The Company issued payment to the SEC, and it was received by the SEC, in October 2024. Accordingly, the SEC enforcement matter is concluded with respect to the Company.
As of September 30, 2024, the Company recorded a liability of $1.5 million for the SEC settlement which is included in general and administrative expenses in the condensed consolidated statements of operations and accounts payable and accrued expenses in the condensed consolidated balance sheets. The SEC settlement of $1.5 million was paid in October 2024.
Purchase Obligations
The Company has minimum outstanding purchase obligations of approximately $1.8 million for the remaining three months in 2024, $7.3 million in 2025 and $7.5 million in 2026, due under software license agreements, of which the majority relates to the Company’s three-year AWS Enterprise agreement.
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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	September 30, 2024	December 31, 2023
Liabilities:
Warrant liability – Public Warrants	1	$250	$375
Warrant liability – Private Placement Warrants	3	140	210
Total warrant liability		$390	$585
The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Warrants	Warrant Liabilities
Fair value, beginning of period	$625	$350	$975	$375	$210	$585
Change in valuation inputs or other assumptions	(375)	(210)	(585)	(125)	(70)	(195)
Fair value, end of period	$250	$140	$390	$250	$140	$390

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Warrants	Warrant Liabilities
Fair value, beginning of period	$1,500	$910	$2,410	$1,250	$840	$2,090
Change in valuation inputs or other assumptions	250	210	460	500	280	780
Fair value, end of period	$1,750	$1,120	$2,870	$1,750	$1,120	$2,870
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $0.3 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$0.87	$0.72
Volatility	93.0%	87.5%
Term (years)	1.71	2.46
Risk-free interest rate	3.75%	4.13%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $0.1 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
6.    Intangible Assets
Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,370)	$1,886
Software technology	5.0	249	(150)	99
Customer relationships	8.0	170	(64)	106
Total intangible assets	14.5	$7,675	$(5,584)	$2,091

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
Amortization expense for intangible assets was $0.1 million and $0.5 million during the three months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $0.4 million and $1.6 million during the nine months ended September 30, 2024 and 2023, respectively.
The Company recorded a non-cash intangible impairment charge of $6.1 million for the three and nine months ended September 30, 2023 related to certain product offerings that were sunset in December, 2023, which is included in asset impairment charges in the condensed consolidated statements of operations.
The estimated future amortization expense of intangible assets as of September 30, 2024 is as follows (in thousands):

Remaining period in 2024 (three months)	$139
Year ended December 31, 2025	555
Year ended December 31, 2026	543
Year ended December 31, 2027	505
Year ended December 31, 2028	222
Thereafter	127
Total	$2,091
7.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid insurance	$1,730	$1,530
Prepaid marketing	292	387
Prepaid software	1,954	2,406
Other prepaid expenses and other current assets	2,433	1,655
Total	$6,409	$5,978
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable and other accrued liabilities	$6,932	$7,323
Accrued employee expenses	9,601	13,859
Total	$16,533	$21,182
Accrued employee expenses include accrued bonuses and commission of $4.2 million and $7.4 million as of September 30, 2024 and December 31, 2023, respectively. Accounts payable and other accrued liabilities as of September 30, 2024 include $1.5 million in potential SEC settlement. See Note 4, “Commitments and Contingencies” to these condensed consolidated financial statements for further information.
9.     Warrant Liability
At September 30, 2024, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in a non-cash gain of $0.6 million and $0.2 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively, and a non-cash loss of $0.5 million and $0.8 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. See Note 5, “Fair Value Measurements” to these condensed consolidated financial statements for additional information.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of September 30, 2024, the noncontrolling interests owned 36.9% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests.
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
A summary of the Class P Unit activity for the nine months ended September 30, 2024 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2023	14,804,507
Cancellations	(775)
Exchanged for Class A Common Stock	(125,000)
Outstanding, Class P Units, September 30, 2024	14,678,732
Vested, September 30, 2024	14,659,364
As of September 30, 2024, unrecognized stock-based compensation expense for non-vested Class P Units was $0.04 million which is expected to be recognized over a weighted-average period of 0.2 years. For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense for the Class P Units of $0.1 million and $0.1

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense for the Class P Units of $0.2 million and $0.5 million, respectively.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of September 30, 2024, 40,639,882 shares of Class A Common Stock were authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of September 30, 2024, 27,621,566 shares of Class A Common Stock were available for future issuance.
A summary of the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2024 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2023	7,683,598	$2.96
Granted	906,232	$1.03
Vested	(2,897,408)	$2.97
Forfeited	(1,328,501)	$2.87
Non-vested at September 30, 2024	4,363,921	$2.57
As of September 30, 2024, unrecognized stock-based compensation expense for non-vested RSUs was $10.0 million, which is expected to be recognized over a weighted-average period of 1.2 years. For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense for the RSUs of $1.5 million and $2.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense for the RSUs of $6.9 million and $10.1 million, respectively.
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

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2023	234,375	$6.40
Granted	0	$—
Vested	(58,594)	$6.40
Forfeited	(175,781)	$6.40
Non-vested at September 30, 2024	—	$—
As of September 30, 2024, the Company has no outstanding grants for PRSUs. For the three months ended September 30, 2024, the Company recorded no stock-based compensation expense for PRSUs. For the three months ended September 30, 2023, the Company recorded stock-based compensation credit of for PRSUs $0.5 million. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense for PRSUs of $0.1 million and stock-based compensation credit for PRSUs of $0.2 million, respectively.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded stock-based compensation cost related to the Class P Units, RSUs and PRSUs in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$351	$587	$1,116	$2,180
Product development	985	944	2,811	3,226
General and administrative	265	766	3,245	4,983
Total stock-based compensation expense	1,601	2,297	7,172	10,389
Amount capitalized to software development	216	365	829	959
Total stock-based compensation cost	$1,817	$2,662	$8,001	$11,348
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
The computation of income (loss) per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three and nine months ending September 30, 2024 and 2023 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$5,318	$(2,512)	$8,471	$(4,498)
Less: net income (loss) attributable to noncontrolling interests	1,986	(974)	3,183	(1,711)
Net income (loss) attributable to WM Technology, Inc. Class A Common Stock – basic and diluted	$3,332	$(1,538)	$5,288	$(2,787)
Denominator:
Weighted average of shares of Class A Common Stock outstanding – basic	97,166,788	93,651,871	95,743,064	92,947,191
Weighted average effect of dilutive securities:
Acquisition holdback shares	—	—	—	—
Restricted stock units[1]	644,463	—	1,016,101	—
Performance-based restricted stock units	—	—	2,566	—
Weighted average of shares of Class A Common Stock outstanding – diluted	97,811,251	93,651,871	96,761,731	92,947,191

Net income (loss) per share of Class A Common Stock – basic	$0.03	$(0.02)	$0.06	$(0.03)
Net income (loss) per share of Class A Common Stock – diluted	$0.03	$(0.02)	$0.05	$(0.03)
¹ Calculated using the treasury stock method.

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
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Class V Units	55,486,361	55,486,361	55,486,361	55,486,361
Class P Units	14,678,732	14,966,127	14,678,732	14,966,127
RSUs	2,813,084	7,173,708	2,964,600	7,173,708
PRSUs	—	234,375	—	234,375
Public Warrants	12,499,973	12,499,973	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000	7,000,000	7,000,000
13.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate of the Chief Executive Officer. The sublease commenced on June 1, 2022, and the term is for the remainder of the amended lease term which expired on October 31, 2024. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of September 30, 2024 and December 31, 2023, rent receivable was $0.2 million and $0.7 million, respectively, and these amounts are included in prepaid expenses and other current assets on the accompanying condensed balance sheets. The Company expects to collect the remaining rent receivable balance which was $0.2 million as of September 30, 2024 in the fourth quarter of 2024. Rent receivable of $0.7 million from December 31, 2023 was subsequently collected in April 2024. For the three and nine months ended September 30, 2024, income on the sublease with a related party was $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2023, income on the sublease with a related party was $0.2 million and $0.5 million, respectively. The income on sublease is netted with rent expense and included in general and administrative expenses on the condensed consolidated statements of operations.
In connection with the Business Combination, the Company paid $1.1 million in certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount of $1.1 million in 12 equal quarterly installments commencing on March 31, 2023. The promissory note bears interest at a rate of 5% per annum commencing on March 31, 2023. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of September 30, 2024, the remaining balance of the promissory note receivable was the $0.4 million of which $0.3 million was included in prepaid expenses and other current assets and $0.1 million was included in other assets on the condensed consolidated balance sheets. As of December 31, 2023, the remaining balance of the promissory note receivable was $0.7 million of which $0.4 million was included in prepaid expenses and other current assets and $0.3 million was included in other assets on the consolidated balance sheets. For the three and nine ended September 30, 2024 and 2023, interest income on the promissory note was less than $0.1 million, which is included in other income (expense), net on the accompanying condensed consolidated statements of operations.

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
Third Quarter 2024 Financial Highlights
•Net revenues were $46.6 million as compared to $46.7 million in the prior year.
•Average monthly paying clients was 5,100, as compared to 5,414 in the prior year.
•Average monthly net revenues per paying client was $3,043, as compared to $2,874 in the prior year.
•Net income was $5.3 million as compared to net loss of $2.5 million in the prior year.
•Adjusted EBITDA was $11.3 million as compared to $10.7 million in the prior year.
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
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,100 average monthly paying clients during the three months ended September 30, 2024 on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 8,300 listing pages as of September 30, 2024.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain and Switzerland. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of September 30, 2024, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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

Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following table summarize our financial performance for the three and nine ended September 30, 2024 compared with the same period in 2023. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands, except for net revenues per paying client)
Net revenues(1)	$46,552	$46,687	$136,844	$141,526
Net income (loss)	$5,318	$(2,512)	$8,471	$(4,498)
EBITDA(2)	$8,576	$872	$17,853	$4,896
Adjusted EBITDA(2)	$11,312	$10,671	$31,001	$28,028
Average monthly net revenues per paying client(1)(3)	$3,043	$2,874	$3,025	$2,831
Average monthly paying clients(4)	5,100	5,414	5,027	5,555
___________________________
(1)For the three and nine ended September 30, 2023, net revenues has been retrospectively adjusted to reflect the restatement of previously reported revenue. See Note 2, “Summary of Significant Accounting Policies,” for further information.
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
Net income for the three months ended September 30, 2024 was $5.3 million compared with a net loss for the three months ended September 30, 2023 of $2.5 million. The change in net income was primarily due to a decrease in total costs and expenses of $10.9 million, change in fair value of warrant liability of $1.0 million, and change in tax receivable agreement (“TRA”) liability of $0.5 million, partially offset by a decrease in revenue of $0.1 million and a decrease in other income (expense) of $3.5 million.
Net income for the nine months ended September 30, 2024 was $8.5 million compared with a net loss for the nine months ended September 30, 2023 of $4.5 million. The increase in net income was primarily due to a decrease in total costs and expenses of $20.8 million, and change in fair value of warrant liability of $1.0 million, partially offset by a decrease in revenue of $4.7 million, change in tax receivable agreement (“TRA”) liability of $0.8 million and a decrease in other income (expense) of $3.2 million.
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
A reconciliation of net income (loss) to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$5,318	$(2,512)	$8,471	$(4,498)
Provision for income taxes	21	—	72	—
Depreciation and amortization expenses	3,517	3,395	9,641	9,417
Interest income	(280)	(11)	(331)	(23)
EBITDA	8,576	872	17,853	4,896
Stock-based compensation	1,601	2,297	7,172	10,389
Change in fair value of warrant liability	(585)	460	(195)	780
Transaction related bonus expense	—	833	—	3,400
Legal settlements and other legal costs	1,172	1,470	4,685	3,003
Reduction in force (recovery) expense	—	(7)	—	194
Asset impairment charges	—	8,382	—	8,382
Discharge of a holdback obligation related to a prior acquisition	—	(3,705)	—	(3,705)
Change in tax receivable agreement liability	548	69	1,486	689
Adjusted EBITDA	$11,312	$10,671	$31,001	$28,028
Average Monthly Net Revenues Per Paying Client
Average monthly net revenues per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements. We calculate this metric by dividing the average monthly net revenues for any particular period by the average monthly number of paying clients in the same respective period. The increase in our average monthly net revenues per paying client was due to sunset of certain products in December 2023, which had lower average monthly spending clients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average monthly net revenues per paying client	$3,043	$2,874	$3,025	$2,831
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

Average monthly paying clients for the three months ended September 30, 2024 decreased 6% to 5,100 average monthly paying clients from 5,414 average monthly paying clients in the same period in 2023. Average monthly paying clients for the nine months ended September 30, 2024 decreased 10% to 5,027 average monthly paying clients from 5,555 average monthly paying clients in the same period in 2023. The decrease in average monthly paying clients compared to the same periods in 2023 was primarily due to the removal of paying clients from our platform who have become delinquent, the impact on client count related to the sunset of certain products in December 2023, as well as expected client churn due to continued industry challenges, such as price deflation and ongoing consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average monthly paying clients	5,100	5,414	5,027	5,555
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
Given our long operating history in the United States and the strength of our network, often businesses will initially list on our platform without targeted sales or marketing efforts by us. However, we plan to accelerate our investments in marketing to maintain and increase our brand awareness through both online and offline channels. We also plan to invest in expanding our business listings thereby enhancing our client and consumer experience and improving the depth and quality of information provided on our platform. We also intend to continue to invest in several areas to continue enhancing the functionality of our Weedmaps for Business offering. We expect significant near-term investments to enhance our data assets and evolve our current listings and software offerings to our brand clients, among other areas. We anticipate undertaking such investments in order to be positioned to capitalize on the rapidly expanding cannabis market.
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
General and Administrative Expenses
General and administrative expenses consist primarily of payroll, benefit costs and stock-based compensation expense for our employees involved in general corporate functions including our senior leadership team as well as costs associated with the use by these functions of software and facilities and equipment, such as rent, insurance and other occupancy expenses. General and administrative expenses also include provision (recovery) for credit losses and professional and outside services related to legal and other consulting services. General and administrative expenses are primarily driven by headcount required to support our business and meet our obligations as a public company. We expect general and administrative expenses to decline as percentage of revenue as we scale our business and leverage investments in these areas.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of change in fair value of warrant liability, TRA liability remeasurement, discharge of a holdback obligation related to a prior acquisition, interest income and other tax related expenses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 As Restated[1]	2024	2023 As Restated[1]
	(in thousands)
Net revenues	$46,552	$46,687	$136,844	$141,526

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	2,182	3,015	6,729	9,748
Sales and marketing	9,671	11,544	30,374	36,171
Product development	9,484	7,748	28,355	27,882
General and administrative	16,494	18,151	51,549	55,839
Depreciation and amortization	3,517	3,395	9,641	9,417
Asset impairment charges	—	8,382	—	8,382
Total costs and expenses	41,348	52,235	126,648	147,439
Operating income (loss)	5,204	(5,548)	10,196	(5,913)
Other income (expense), net:
Change in fair value of warrant liability	585	(460)	195	(780)
Change in tax receivable agreement liability	(548)	(69)	(1,486)	(689)
Other income (expense)	98	3,565	(362)	2,884
Income (loss) before income taxes	5,339	(2,512)	8,543	(4,498)
Provision for income taxes	21	—	72	—
Net income (loss)	5,318	(2,512)	8,471	(4,498)
Net income (loss) attributable to noncontrolling interests	1,986	(974)	3,183	(1,711)
Net income (loss) attributable to WM Technology, Inc.	$3,332	$(1,538)	$5,288	$(2,787)
___________________________
1. For the three and nine months ended September 30, 2023, net revenues and general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported revenue and credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 As Restated[1]	2024	2023 As Restated[1]
Net revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	5%	6%	5%	7%
Sales and marketing	21%	25%	22%	26%
Product development	20%	17%	21%	20%
General and administrative	35%	39%	38%	39%
Depreciation and amortization	8%	7%	7%	7%
Asset impairment charges	0%	18%	0%	6%
Total costs and expenses	89%	112%	93%	104%
Operating income (loss)	11%	(12)%	7%	(4)%
Other income (expense), net:
Change in fair value of warrant liability	1%	(1)%	0%	(1)%
Change in tax receivable agreement liability	(1)%	—%	(1)%	0%
Other income (expense)	0%	8%	0%	2%
Income (loss) before income taxes	11%	(5)%	6%	(3)%
Provision for income taxes	0%	0%	0%	0%
Net income (loss)	11%	(5)%	6%	(3)%
Net income (loss) attributable to noncontrolling interests	4%	(2)%	2%	(1)%
Net income (loss) attributable to WM Technology, Inc.	7%	(3)%	4%	(2)%
___________________________
1. For the three and nine months ended September 30, 2023, net revenues and general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported revenue and credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Comparison of Three Months Ended September 30, 2024 and 2023
Net Revenues

	Three Months Ended September 30,		Change
	2024	2023 As Restated[1]	($)	(%)
	(dollars in thousands)
Net revenues	$46,552	$46,687	$(135)	—%
___________________________
1. For the three months ended September 30, 2023, net revenues has been retrospectively adjusted to reflect the restatement of previously reported revenue. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Net revenues decreased by $0.1 million or less than 0.1% for the three months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in net revenues from our Featured Listing and WM Deal products of $2.7 million driven by our clients continuing to face constrained marketing budgets, the ongoing consolidation of our industry, partially offset by an increase in net revenues from our Weedmaps for Business and other SaaS solutions of $2.7 million driven by favorable pricing changes partially offset by a loss in revenue from products that were sunset in December 2023.
For the three months ended September 30, 2024, Featured Listing and WM Deal products, Weedmaps for Business and other ad solutions represented approximately 63%, 29% and 8% of our total net revenues, respectively.

Costs and Expenses
The following table shows our total costs and expenses:

	Three Months Ended September 30,		Change
	2024	2023 As Restated[1]	($)	(%)
	(dollars in thousands)
Cost of revenues	$2,182	$3,015	$(833)	(28)%
Sales and marketing	9,671	11,544	(1,873)	(16)%
Product development	9,484	7,748	1,736	22%
General and administrative	16,494	18,151	(1,657)	(9)%
Depreciation and amortization	3,517	3,395	122	4%
Asset impairment charges	—	8,382	(8,382)	(100)%
Total costs and expenses	$41,348	$52,235	$(10,887)	(127)%
___________________________
1. For the three months ended September 30, 2023, general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Cost of Revenues
The decrease in cost of revenues was primarily related to a decrease of $0.6 million for cost of revenues associated with multi-channel marketing and cloud communication platforms, primarily due to the sunset in December 2023 of WM CRM, WM Screens and WM AdSuite and a decrease of $0.2 million in server costs.
Sales and Marketing Expenses
The decrease in sales and marketing expenses was primarily related to decreases in personnel-related costs of $0.4 million, decrease in advertising expense of $1.2 million and a decrease in event expense of $0.3 million. The decrease in personnel-related costs was primarily driven by lower headcount resulting in decreases in salaries and wages of $0.4 million, stock-based compensation expense of $0.2 million and payroll tax expense of $0.1 million, partially offset by increases in bonus and commission expense of $0.3 million.
Product Development Expenses
The increase in product development expenses was primarily due to an increase in contracted outside services expense of $0.6 million and an increase in personnel-related costs of $1.1 million. The increase in personnel-related costs was primarily due to increases in salaries and bonus expense of $1.1 million driven by lower capitalized software development costs compared to the same period in 2023, resulting in an increase in net salaries and wages expense.
General and Administrative Expenses
The decrease in general and administrative expenses was primarily due to decreases in salaries and wages of $0.2 million, stock-based compensation expense of $0.5 million, employee benefits of $0.2 million, rent expense of $0.5 million due to lease modification and termination, professional legal and audit services of $0.4 million, facilities expense of $0.8 million, software expense of $0.3 million, and insurance expense of $0.3 million, partially offset by increases in bonus expense of $0.5 million, outside service expense of $0.2 million, office expense of $0.5 million and provision for credit losses of $0.1 million, payroll tax of $0.1 million and severance of $0.1 million.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expense was primarily due to an increase in capitalized software amortization, partially offset by a decrease in amortization of intangible assets.
Asset Impairment Charges
The decrease in asset impairment charges was primarily due to $8.3 million in impairment of intangible assets and property and equipment associated with the sunset of certain product offerings in December 2023.

Other Income (Expense), net

	Three Months Ended September 30,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$585	$(460)	$1,045	(227)%
Change in tax receivable agreement liability	(548)	(69)	(479)	694%
Other income (expense)	98	3,565	(3,467)	97%
Other income (expense), net	$135	$3,036	$(2,901)	(96)%
The decrease in other income (expense), net was primarily due to favorable changes in fair value of warrant liability of $1.0 million, a decrease in TRA liability of $0.5 million and a decrease in other income of $3.5 million, primarily due to a non-cash gain recorded in September 2023 of $3.7 million associated with the discharge of a holdback obligation related to a prior acquisition.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Provision for income taxes	$21	$—	$21	N/M
________________________________
N/M – Not meaningful
For the three months ended September 30, 2024, we recorded $21 thousand in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Comparison of Nine Months Ended September 30, 2024 and 2023
Net Revenues

	Nine Months Ended September 30,		Change
	2024	2023 As Restated[1]	($)	(%)
	(dollars in thousands)
Net revenues	$136,844	$141,526	$(4,682)	(3)%
___________________________
1. For the nine months ended September 30, 2023, net revenues has been retrospectively adjusted to reflect the restatement of previously reported revenue. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Net revenues decreased by $4.7 million, or 3%, for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in net revenues from our Featured Listing and WM Deal products of $11.0 million driven by our clients continuing to face constrained marketing budgets, the ongoing consolidation of our industry, partially offset by an increase in net revenues from our Weedmaps for Business and other SaaS solutions of $6.4 million driven by favorable pricing changes partially offset by a loss in revenue from products that were sunset in December 2023.
For nine months ended September 30, 2024, Featured Listing and WM Deal products, Weedmaps for Business and other ad solutions represented approximately 63%, 29% and 8% of our total net revenues, respectively.

Costs and Expenses
The following table shows our total costs and expenses:

	Nine Months Ended September 30,		Change
	2024	2023 As Restated[1]	($)	(%)
	(dollars in thousands)
Cost of revenues	$6,729	$9,748	$(3,019)	(31)%
Sales and marketing	30,374	36,171	(5,797)	(16)%
Product development	28,355	27,882	473	2%
General and administrative	51,549	55,839	(4,290)	(8)%
Depreciation and amortization	9,641	9,417	224	2%
Asset impairment charges	—	8,382	(8,382)	(100)%
Total costs and expenses	$126,648	$147,439	$(20,791)	(151)%
___________________________
1. For the nine months ended September 30, 2023, general and administrative expenses have been retrospectively adjusted to reflect the restatement of previously reported credit losses. See Note 2, “Summary of Significant Accounting Policies,” for further information.
Cost of Revenues
The decrease in cost of revenue was primarily related to a decrease of $2.3 million for cost of revenues associated with multi-channel marketing and cloud communication platforms primarily due to the sunset in December 2023 of WM CRM, WM Screens and WM AdSuite and a decrease of $0.7 million in server costs.
Sales and Marketing Expenses
The decrease in sales and marketing expenses was primarily due to a decrease in personnel-related costs of $5.6 million, a decrease in outside services of $0.4 million and a decrease in advertising expense of $0.7 million, partially offset by an increase in event expense of $0.2 million and an increase in print and products expense of $0.7 million. The decrease in personnel-related costs was primarily driven by lower headcount resulting in decreases in salaries and wages of $2.5 million, bonus expense of $1.8 million, payroll taxes of $0.3 million and $1.0 million in stock-based compensation expense.
Product Development Expenses
The increase in product development expenses was due to an increase in outside service expense of $1.8 million and an increase in travel and entertainment expense of $0.1 million partially offset by a decrease in personnel-related costs of $1.4 million. The decrease in personnel-related costs was primarily due to decreases in salaries and wages of $1.0 million, driven by a decline in headcount, partially offset by lower capitalized software development costs compared to the same period in 2023 and stock-based compensation expense of $0.4 million.
General and Administrative Expenses
The decrease in general and administrative expenses was primarily due to a decrease in personnel-related costs of $3.0 million, a decrease in facilities expense of $1.7 million, a decrease in insurance expense of $1.4 million, a decrease in rent expense of $0.8 million, a decrease in software expense of $0.9 million and a decrease in provision for credit losses of $0.1 million, partially offset by $1.5 million charge recorded in the second quarter of 2024 related to potential settlement of an SEC matter, increases in professional legal and audit services of $0.5 million, an increase in office expense of $0.5 million, an increase in promotional expense of $0.2 million and an increase in outside service expense of $0.9 million.
The decrease in personnel-related costs was primarily driven by lower headcount resulting into a decrease in salaries and wages of $1.2 million, a decrease in severance costs of $0.5 million, a decrease in stock-based compensation expense of $1.8 million, a decrease in employee benefit expense of $0.4 million, partially offset by an increase in bonus expense of $0.8 million and an increase in payroll tax expense of $0.1 million. See Note 4, “Commitments and Contingencies” to these condensed consolidated financial statements for additional information related to the potential settlement of an SEC matter.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expense was primarily due to an increase in capitalized software amortization, partially offset by a decrease in amortization of intangible assets.
Asset Impairment Charges

The decrease in asset impairment charges was primarily due to $8.3 million in impairment of intangible assets and property and equipment associated with the sunset of certain product offerings in December 2023.
Other Income (Expense), net

	Nine Months Ended September 30,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$195	$(780)	975	(125)%
Change in tax receivable agreement liability	(1,486)	(689)	(797)	116%
Other income (expense)	(362)	2,884	(3,246)	(113)%
Other (expense) income, net	$(1,653)	$1,415	$(3,068)	(217)%
The decrease in other income (expense) net was primarily due to favorable changes in fair value of warrant liability of $1.0 million, partially offset by an increase in TRA liability of $0.8 million and a decrease in other expense of $3.2 million, primarily due to a non-cash gain recorded in September 2023 of $3.7 million associated with the discharge of a holdback obligation related to a prior acquisition.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Provision for income taxes	$72	$—	$72	N/M
________________________________
N/M – Not meaningful
For the nine months ended September 30, 2024, we recorded $72 thousand in income tax provisions due to the impact of the full valuation allowance on our net deferred assets. See Note 2, “Summary of Significant Accounting Policies,” for further information.
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
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Cash	$45,043	$34,350
Accounts receivable, net	$7,907	$11,158
Working capital	$31,577	$17,771
As of September 30, 2024 and December 31, 2023, we had cash of $45.0 million and $34.4 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our liquidity requirements from cash and working capital on hand at September 30, 2024, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$27,275	$12,410
Net cash used in investing activities	$(9,499)	$(8,870)
Net cash used in financing activities	$(7,083)	$(4,402)
Net Cash Provided by Operating Activities
Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, change in TRA liability, amortization of right-of-use lease assets, stock-based compensation, asset impairment charges, gain on lease termination, provision (recovery) for credit losses and the effect of changes in working capital.
Net cash provided by operating activities for the nine months ended September 30, 2024 was $27.3 million, which resulted from a net income of $8.5 million, together with net cash outflows of $2.2 million from changes in operating assets and liabilities, and non-cash items of $21.0 million, consisting of depreciation and amortization of $9.6 million, change in TRA liability of $1.5 million, amortization of right-of-use lease assets of $3.3 million, stock-based compensation of $7.2 million, partially offset by change in fair value of warrant liability of $0.2 million, gain on lease termination of $0.1 million and provision (recovery) for credit losses of $0.3 million. Net cash outflows from changes in operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $0.4 million, a decrease in accounts payable and accrued expenses of $1.2 million, a decrease in deferred revenue of $0.2 million and a decrease in operating lease liabilities of $5.0 million, partially offset by a decrease in accounts receivable of $3.5 million and a decrease in other assets of $1.0 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the nine months ended September 30, 2023 was $12.4 million, which resulted from net loss of $4.5 million, together with net cash outflows of $12.5 million from changes in operating assets and liabilities, and non-cash items of $29.4 million, consisting of depreciation and amortization of $9.4 million, fair value of warrant liability of $0.8 million, change in TRA liability of $0.7 million, amortization of right-of-use lease assets of $3.7 million, asset impairment charges of $8.4 million and stock-based compensation of $10.4 million, partially offset by gain from the discharge of a holdback obligation related to a prior acquisition of $3.7 million and provision (recovery) for credit losses of $0.2 million. Net cash outflows from changes in operating assets and liabilities were primarily due to a decrease in accounts payables and accrued expenses of $15.4 million, a decrease in operating lease liabilities of $4.7 million and a decrease in deferred revenue of $0.2 million, partially offset by a decrease in accounts receivables of $5.3 million and a decrease in prepaid expenses and other current assets of $2.4 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $9.5 million, which resulted from $9.5 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development cost.
Net cash used in investing activities for the nine months ended September 30, 2023 was $8.9 million, which resulted from $8.9 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development cost.

Net Cash Used in Financing Activities
Net cash outflows from financing activities for the nine months ended September 30, 2024 was $7.1 million, which primarily consists of $7.3 million in distributions payments to members of WMH LLC, $0.1 million in TRA payments and $0.3 million in proceeds from collection of related party note receivable.
Net cash outflows from financing activities for nine months ended September 30, 2023 was $4.4 million, which primarily consists of $1.5 million in repayments of insurance premium financing and $3.2 million in distributions payments to members of WMH LLC and $0.3 million in proceeds from collection of related party note receivable.
Critical Accounting Policies and Estimates
The Company had no significant changes to our critical accounting policies and estimates from those disclosed in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on May 24, 2024.
Critical Accounting Estimates
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
Goodwill is not amortized and is subject to annual impairment testing, or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is assessed for impairment annually on December 31. For the year ended December 31, 2023, in accordance with our annual assessment policy, we opted to bypass the qualitative assessment and performed a quantitative assessment to test goodwill for impairment. As part of our impairment assessment, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. Changes in these inputs could materially affect the results of our impairment review. In conducting our quantitative assessment, we determined that the fair value of our goodwill substantially exceeded its carrying amount by approximately 18%, and as a result, no impairment existed as of the annual assessment date of December 31, 2023. If our forecasts of cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit would be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. No goodwill impairment charges were recorded for the three and nine months ended September 30, 2024 and 2023.
Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. We recorded an impairment charge of $6.1 million for the three and nine months ended September 30, 2023 related to intangible assets associated with certain product offerings that were sunset in December 2023, which is included in asset impairment charges in the condensed consolidated statements of operations. There were no goodwill or intangible asset impairment charges recorded for the three and nine months ended September 30, 2024.
See Note 2, “Summary of Significant Accounting Policies,” and Note 6, “Intangible Assets,” to these condensed consolidated financial statements for additional information.
Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2, “Summary of Significant Accounting Policies,” such standards will not have a material impact on our condensed consolidated financial statements or do not otherwise apply to our current operations.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
With the foregoing in mind, our chief executive officer and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in our Annual Report on Form 10K for the year ended December 31, 2023, the following entity-level material weaknesses have been identified: We did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, information and communication and monitoring activities components, relating to (i) developing general control activities over technology to support the achievement of objectives across the entity, (ii) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, and (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels.
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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified a material weakness in internal control related to ineffective IT general controls in the areas of user access and program change-management over certain information technology systems that support our financial reporting processes. We took measures to remediate this material weakness, specifically by undertaking the following measures:
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
Remediation
We have begun the process of and are focused on designing and implementing effective internal controls to improve our internal controls over financial reporting and remediate the material weakness, including;
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
On October 17, 2024, a putative shareholder class action complaint, captioned Seret Ishak v. WM Technology, Inc. et al., No. 2:24-cv-08959, was filed in the U.S. District Court for the Central District of California, naming us and certain former and current officers and/or directors of the Company and Silver Spike Acquisition Corp. (“Silver Spike”) as defendants. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact relating to historical public reporting of MAUs in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired our securities between May 25, 2021, and September 24, 2024, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees.
At this early stage of the proceedings, we are unable to make any prediction regarding the outcome of the litigation.
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
As also previously reported in the Current Report on Form 8-K filed on July 25, 2024, on July 22, 2024, we reached an agreement in principle with the SEC staff to resolve the SEC investigation with respect to the Company. Under the terms of the settlement, we consented, without admitting or denying the SEC’s findings, to the entry of an administrative cease-and-desist order finding violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, Sections 13(a), and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder, and to pay a civil money penalty of $1.5 million. The settlement was approved by the SEC, and the administrative cease-and-desist order was entered in September 2024. We issued payment to the SEC, and it was received by the SEC, in October 2024. Accordingly, the SEC enforcement matter is concluded with respect to the Company.
Further, on November 8, 2024, a shareholder derivative action, captioned DeGennaro v. Francis, et. al, Case No. 8:24-cv-02454 was filed in the U.S. District Court for the Central District of California against certain members of our Board of Directors and certain former and current officers. The plaintiff purports to bring the action derivatively on behalf of the Company, and the Company is a nominal defendant in the action. The derivative complaint alleges, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs. The derivative complaint asserts claims for violations of Section 10(b) of the Exchange Act as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The derivative complaint seeks unspecified damages on behalf of the Company, disgorgement or restitution, corporate governance reforms, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.
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
Item 1A.    Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”) and of Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (our “Prior 10-Q”) when making investment decisions regarding our securities. Except for the risk factors discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our 2023 Form 10-K and Prior 10-Q.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we may be party to various claims and legal proceedings. For example, in August 2022, our board of directors determined to voluntarily report an internal complaint and subsequent internal investigation to the SEC. Since that date, we have responded to subpoenas from the SEC’s Division of Enforcement and on July 22, 2024, we reached an agreement in principle with the SEC staff to resolve the SEC staff’s investigation with respect to the Company. The settlement was approved by the SEC, and the administrative cease-and-desist order was entered in September 2024. In addition, on October 17, 2024, a putative shareholder class action complaint, captioned Seret Ishak v. WM Technology, Inc. et al., No. 2:24-cv-08959, was filed in the U.S. District Court for the Central District of California, naming us and certain former and current officers and/or directors of the Company and Silver Spike as defendants. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact relating to historical public reporting of MAUs. In addition, on November 8, 2024, a shareholder derivative action, captioned DeGennaro v. Francis, et. al, Case No. 8:24-cv-02454, was filed in the U.S. District Court for the Central District of California against certain members of our Board of Directors and certain former and current officers. The derivative complaint alleges that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs. See Part II, Item 1 of this Quarterly Report on Form 10-Q, titled “Legal Proceedings” for more information regarding this litigation.
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
We currently do not meet, and may not regain compliance with, the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”), and as a result our Class A Common Stock may be delisted. Delisting could adversely affect the liquidity of our Class A Common Stock and the market price of our Class A Common Stock could decrease.
Our Class A Common Stock is currently listed on the Nasdaq Global Select Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive business days
On October 9, 2024, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive trading days, the closing bid price for our Class A Common Stock was below $1.00 per share, which is the minimum closing bid price required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Notice”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we are provided a compliance period of 180 calendar days from the date of the Notice, or until April 7, 2025, to regain compliance with the minimum closing bid price requirement. If at any time during the 180 calendar day grace period, the closing bid price of our Class A Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide us written confirmation of compliance, and the matter will be closed.
If we do not regain compliance during the compliance period, we may be provided a second 180 calendar day period to regain compliance if we apply to transfer the listing of our Class A Common Stock to the Nasdaq Capital Market. To qualify, we must meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market (with the exception of the minimum bid price requirement), based on our most recent public filings and market information and notify Nasdaq of our intent to cure the deficiency by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our Class A Common Stock will be subject to delisting. We would have the right to appeal a determination to delist our Class A Common Stock, and our Class A Common Stock would remain listed on the Nasdaq Global Select Market until the completion of the appeal process.
There can be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, or maintain compliance with the other Nasdaq listing requirements.
Additionally, if a reverse stock split is implemented, there can be no assurance that the market price per new share of our Class A Common Stock following the reverse stock split will remain unchanged or will increase in proportion to the reduction in the number of old shares of our Class A Common Stock outstanding before the reverse stock split. The liquidity of the shares of our Class A Common Stock may be affected adversely by any reverse stock split given the reduced number of shares of our Class A Common Stock that will be outstanding following such reverse stock split. Furthermore, following any reverse stock split, the resulting market price of our Class A Common Stock may not attract new investors and may not satisfy the investing requirements of those investors.
In the event that our Class A Common Stock is delisted from Nasdaq as a result of our failure to regain compliance with the minimum closing bid price requirement, as a result of Nasdaq not granting us an extension or the panel not granting us a favorable decision or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, trading of our Class A Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board, but there can be no assurance that our Class A Common Stock will be eligible for trading on such alternative exchange or market.
Additionally, if our Class A Common Stock is delisted from Nasdaq, the liquidity of our Class A Common Stock would be adversely affected, the market price of our Class A Common Stock could decrease, our ability to obtain sufficient additional capital to fund our operations and transactions in our Class A Common Stock could lose federal preemption of state securities laws. Furthermore, there could also be a further reduction in our coverage by securities analysts and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our Class A Common Stock, which could cause the price of our Class A Common Stock to decline further. Moreover, delisting may also negatively affect our clients’, customers’ and employees’ confidence in us and employee morale.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Nasdaq Deficiency Notice
On October 9, 2024, we received the Notice from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A Common Stock was below $1.00 per share, which is the minimum closing bid price required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). The Notice is a notice of deficiency, not delisting, and has no immediate effect on the listing of our Class A Common Stock, and our Class A Common Stock will continue to trade on The Nasdaq Global Select Market under the symbol “MAPS” at this time, subject to our with the other Nasdaq listing requirements.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we are provided a compliance period of 180 calendar days from the date of the Notice, or until April 7, 2025, to regain compliance with the minimum closing bid price requirement. If at any time during the 180-calendar day grace period, the closing bid price of our Class A Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide us written confirmation of compliance, and the matter will be closed.
If we do not regain compliance during the compliance period, we may be provided a second 180 calendar day period to regain compliance if we apply to transfer the listing of our Class A Common Stock to the Nasdaq Capital Market. To qualify, we must meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the

Nasdaq Capital Market (with the exception of the minimum bid price requirement), based on our most recent public filings and market information and notify Nasdaq of our intent to cure the deficiency by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our Class A Common Stock will be subject to delisting. We would have the right to appeal a determination to delist our Class A Common Stock, and our Class A Common Stock would remain listed on the Nasdaq Global Select Market until the completion of the appeal process.
We intend to monitor the closing bid price of our Class A Common Stock and assess potential actions to regain compliance. While we plan to review all available options, there can be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second 180 day period to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

ITEM 6.    EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, dated June 15, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 21, 2021).
3.2	Amended and Restated Bylaws of the Company, dated June 16, 2021 (incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed on June 21, 2021).
10.1#	Separation and Release Agreement, by and between Duncan Grazier and WM Technology, Inc, dated August 07, 2024
10.2	Fifth Amendment to Lease, by and between Discovery Business Center LLC and Ghost Management Group, LLC, dated September 30, 2024
10.3#	Employment Agreement, dated November 07, 2024, by and between Ghost Management Group, LLC, a subsidiary of WM Technology, Inc. and Douglas Francis
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

WM TECHNOLOGY, INC.

Date:	November 12, 2024	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Susan Echard
			Name:	Susan Echard
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)