Form 10-K
period 2024-12-31
WM TECHNOLOGY, INC.
filed 2025-03-13
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $89.0 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of March 5, 2025, there were 105,028,513 shares of the registrant’s Class A common stock outstanding and 49,319,542 shares of Class V common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•our ability to maintain our listing on the Nasdaq Stock Market LLC (“Nasdaq”);
•the impact of the restatement on our reputation and investor confidence in us and the increased possibility of legal proceedings and regulatory inquiries;
•the outcome of any known and unknown litigation and regulatory proceedings;
•changes in domestic and foreign business, market, financial, political and legal conditions;
•the effect of macroeconomic conditions, including, but not limited to inflation, tariffs, public health crises, uncertain credit and global financial markets, past and potential future disruptions in access to bank deposits or lending commitments due to bank failures; current and potential future geopolitical events, including the military conflicts between Russia and Ukraine and the state of war between Israel and Hamas and the related risk of a larger regional conflict; and the occurrence of a catastrophic event, including but not limited to severe weather, war, or terrorist attack;
•future global, regional or local economic and market conditions affecting the cannabis industry;
•the development, effects and enforcement of and changes to laws and regulations, including with respect to the cannabis and hemp industries;
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

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We intend to announce material information to the public through filings with the Securities and Exchange Commission (“SEC”), the investor relations page on our website, which is located at ir.weedmaps.com, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.
The information we post through these channels is not a part of this Annual Report on Form 10-K. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

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
•Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
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
•Expansion of our business is dependent, in part, on the continued legalization of cannabis.
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

•We rely on search engine placement, syndicated content, paid digital advertising and social media marketing to attract a meaningful portion of our clients and consumers. If we are not able to generate traffic to our website through search engines and paid digital advertising, or increase the profile of our company brand through social media engagement, or are otherwise limited in our ability to conduct digital advertising by applicable laws, our ability to attract new clients may be impaired.
•If our current marketing model is not effective in attracting new clients, we may need to employ higher-cost sales and marketing methods to attract and retain clients, which could adversely affect our profitability.
•If the Apple App Store or Google Play limit the functionality or availability of our mobile application platform, including as a result of changes or violations of terms and conditions, access to and utilization of our platform may suffer.
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
•Any security incident, including a distributed denial of service attack, ransomware attack, security breach or unauthorized data access could impair or incapacitate our information technology systems or those of third parties with whom we work and delay or interrupt service to our clients and consumers, harm our reputation, or subject us to significant liability.
•Governmental regulation of the internet continues to develop, and unfavorable changes could substantially harm our business and operating results.
•We have ongoing material weaknesses in our internal control over financial reporting as of December 31, 2024. If we are unable to remediate these material weaknesses or to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
•We previously restated our financial statements for several quarters, which resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital, raise reputational issues and may subject us to additional risks and uncertainties, including the increased possibility of legal proceedings and regulatory inquiries
•Public statements from investors, including expressions of interest or proposals to purchase our company, may increase the volatility of, or otherwise have an adverse impact on, the market price of our Class A common stock.
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

The state-legal cannabis industry in the United States has grown consistently in recent years and was estimated to be between approximately $30-31 billion in 2024, according to Wall Street analyst estimates, and is expected by some estimates to grow to approximately $35 billion by 2027, assuming a continued pace of new state legalization, with 68% of U.S. adults in support of having legal access to cannabis. Currently, forty states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam and the Northern Mariana have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only two states continue to prohibit cannabis entirely. Despite expectations of growth, the regulated cannabis market in the United States is still nascent and fragmented, with significant challenges facing both consumers seeking to understand cannabis and find the right products for them and businesses seeking to operate compliantly and to effectively reach and market to cannabis consumers. Within the U.S., cannabis users (defined as adults, aged 21 and older, who have consumed cannabis in the past year) represent less than 22% of the total U.S. adult, aged 21 and older, population today (and less than 16% for those that consumed in the past month). On the client side, as of December 31, 2024, there were approximately 12,000 retail licenses across the United States with medical and/or adult-use regulations in place, which is an effective retail density of approximately one retail license per 21,750 residents across these markets in the aggregate, based on data available from individual governmental cannabis license databases and the U.S. Census Bureau estimates for both licenses and population.
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
Our Product and Solution Ecosystem
Our solutions are designed to address the challenges facing cannabis consumers and businesses. The Weedmaps marketplace allows cannabis consumers to search for and browse cannabis products from retailers and brands, and ultimately reserve products from certain local retailers, in a manner similar to other technology platforms with breadth and depth of product, brand and retailer selection. With Weedmaps for Business, we offer an end-to-end platform for licensed cannabis retailers to comply with state law. We sell a monthly subscription offering to retailer and brand clients as well as upsell and add-on offerings to licensed clients.
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
•WM Orders: Software for retailers to receive pickup and delivery orders directly from a Weedmaps listing and connect orders directly with a client’s point-of-sale (“POS”) system (for certain POS systems). The marketplace also enables brands to route customer purchase interest to a retailer that carries the brand’s product. After a dispensary receives the order request from the consumer, the dispensary and the consumer can continue to communicate, adjust items in the request, and handle any stock issues, prior to and while the dispensary processes and fulfills the order.
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
◦Other ads solutions: Includes banner ads and promotion tiles on our marketplace as well as banner ads that can be tied to keyword searches. These products provide clients with targeted ad solutions in highly visible slots across our digital surfaces.
•WM Dispatch: Compliant, automated and optimized logistics and fulfillment last-mile delivery software (including driver apps) that helps clients manage their delivery fleets. This product streamlines the delivery experience from in-store to front-door.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain, Switzerland, and Uruguay. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of December 31, 2024, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue. Substantially all of our revenue was generated in the United States.
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
While the cannabis industry is still in the early innings of what could be decades of growth, we have established a leading position and a recognized brand given our 16-year operating history. Over the coming years, we plan to continue expanding our solutions and service offerings.
Challenges in Our End-Markets
Despite cannabis being a large and growing sector in the United States, we believe that cannabis is unlike many other consumer goods and retail categories for a number of reasons:
•Cannabis as a regulated industry is still in a nascent stage of development.
•Cannabis users (defined as adults, aged 21 and older, who have consumed cannabis in the past year) represent less than 22% of the total U.S. adult, aged 21 and older, population today (and less than 16% for those that consumed in the past month)3 without a “typical” user profile.
•Regulations governing cannabis are complex and vary state-by-state and by city and county within states.
•Cannabis has wide variance in characteristics that make it complex for consumers to make an informed purchase decision.
•Cannabis is a perishable good with a lack of product homogeneity.
•Brands are only in the early stages of establishing a consumer presence.
•The illicit market continues to pose a major challenge, directly competing with licensed operators burdened by high taxes and complex regulations.
•The industry has experienced periods of price deflation, including over the past three years, impacting the financial performance of businesses across the value chain.
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
•Largest Two-Sided Platform for Cannabis Businesses and Consumers. With $184.5 million in revenues and 5,077 average monthly paying clients for the year ended December 31, 2024, we believe we are the largest two-sided platform for cannabis businesses and consumers in the United States. Increasing the number of users on our platform, generates more engagements, which we expect can more easily persuade our business clients to consolidate their service providers by switching to our value-priced Weedmaps for Business bundled solution. Increasing the number of businesses on our marketplace, allows us to be a more compelling platform for users. As more businesses and users join the platform, we gain a richer trove of industry data to perform market research and assist in product development and improvement. The result is a self-reinforcing, mutually beneficial, two-sided network effect, which we believe is difficult to replicate.

•A Fully-Integrated Solution Specific to the Cannabis Industry. We believe our Weedmaps for Business is the industry’s only comprehensive solution and incorporates embedded compliance functionality so that our clients comply with state law through integrated software solutions ranging from live menus, logistics and fulfillment, POS integrations, inventory management and data and analytics. We also believe we are the only platform servicing cannabis that combines both a scaled marketplace and software - most other technology providers offer software solutions without the marketplace or a marketplace without software. We also believe we offer the most comprehensive software platform that allows cannabis retailers to reach their target audience, quickly and cost effectively, addressing a wide range of needs. Our platform features self-service administrative functionality that enables clients to manage their listings page, including adding images, adjusting their menus, editing product information and responding to reviews as well as analyzing traffic trends.
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
•Capital-Efficient Business Model with Historical Track Record of Positive Cash Flows. We operate a cloud-based platform, and unlike other cannabis-related businesses, we require minimal physical footprint and are not directly exposed to fluctuations in product input costs. We do not require real estate or other significant capital outlays to enter new markets. Our offerings can be efficiently customized to new markets to facilitate expansion, which provides significant flexibility to scale and enter new markets with minimal investment. The capital-efficiency of our business model is evidenced by our historical robust margin profile and, our track record of positive Adjusted EBITDA and cash flows from operating activities.
•Operationally-Focused Management Team with Deep Experience. Our executive leadership team has extensive and relevant professional experience spanning the technology, consumer, retail, legal and financial services industries, with a track record of operational execution and driving growth. Our Chief Executive Officer, Douglas Francis is a co-founder of WM Technology and, prior to 2024, had also served as Executive Chair. We believe our deep knowledge of our end-markets and broad-based operational expertise spanning several industry sectors provides a key competitive advantage in executing against our growth strategy.
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
•Expand Our Existing Markets and Enter New Markets. We have a significant opportunity to grow our client base both within existing markets that are continuing to grow and new markets as they become open to regulated cannabis. We believe we are a nationally-recognized brand in the cannabis industry, and we are monetizing our platform in over 35 U.S. states and territories, as of December 31, 2024. Based on our internal research, we believe the minimum level of acceptable retail density to have a healthy and functioning licensed market is one licensed retailer per 10,000 residents. Many of the U.S. states where we operate today are still under-penetrated with low levels of licensed retail density based on our internal data. Despite recent and near term challenges, we believe that there are substantial growth opportunities for us in the long-term within our existing markets as retail licenses continue to be issued, and states move towards, and eventually beyond, the one retail license per 10,000 people ratio. As of December 31, 2024, there were approximately 12,000 existing retail and delivery licenses across the United States. Assuming no cap on the number of licenses issued or other restrictions on the number of licenses issued, if these same markets were to issue enough licenses to match a ratio of one retail license per 10,000 residents, approximately 22,000 new retail licenses would be issued. This may require continued liberalization of license restrictions across cities and counties within certain states where we do business today. In addition, we believe that legalization by additional states and eventually the U.S. government is inevitable. Assuming no other restrictions on the number of licenses issued, if the entire United States reached a minimum level of density of one retail license per 10,000 residents, the total universe of retail licenses would reach approximately 34,000, which is approximately 2.8 times the current count of retail licenses in the United States. If our assumptions and projections are correct, this represents a significant growth opportunity for us as every new retail license issued is an opportunity to onboard a new client onto our platform and increase their monthly spend as they leverage more of our services, solutions and upsell / add-on products.
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
Competition
Our direct competitors for individual components or parts of our platform include cannabis-focused marketplace like Leafly (for retail listing pages), cannabis-focused technology companies like Dutchie and Jane Technologies and a variety of cannabis-focused marketing and advertising technology solutions. In addition, for our retail listing pages, our platform may also compete with current or potential products and solutions offered by internet search engines and advertising networks like Google, general two-sided networks like Yelp, various other newspaper, television and media companies, outdoor billboard advertising, and online merchant platforms, such as Shopify, Square and Lightspeed, or delivery companies like DoorDash. For example, in January 2025, DoorDash announced an expanded offering to allow customers of legal age to purchase hemp derived THC and CBD products from merchants. We believe that the principal competitive factors in our market include the scale of our network, comprehensiveness of offerings, ease of adoption and use, ability to facilitate compliance with the complex, disparate regulations applicable to businesses operating in the cannabis industry and the breadth and trustworthiness of information available to consumers and brand. We believe we compete favorably based on these factors. On May 16, 2024, President Biden announced that the U.S. Attorney General initiated proceedings to transfer cannabis from Schedule I to Schedule III, through a Notice of Proposed Rulemaking ("NPRM") published on May 21, 2024. Should cannabis ultimately be rescheduled to Schedule III, this decision is expected to have far reaching implications that are not yet fully understood. For example, rescheduling may increase competitors in this space if non-cannabis technology companies who have previously avoided the space now decide to enter the market.
For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to our Business and Industry—We currently face intense competition in the market and we expect competition to further intensify as the cannabis industry continues to evolve.”

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
Our key marketing efforts consist of driving awareness of the marketplace, new user acquisition, and increasing platform engagement with existing users. To drive awareness, we apply a range of strategies from broad integrated marketing campaigns, such as our work each year on April 20th (“420”), to local, on-the ground events in partnership with brands and retailers. While many traditional paid channels are still not available to cannabis industry brands (Google search and some social platforms for example) we have an evolving playbook of tactics to acquire new users that includes a combination of targeted out-of-home, programmatic display, and affiliate marketing campaigns. We augment our paid efforts with social media and search engine optimization tactics to drive organic traffic. To engage and retain existing users, we apply lifecycle tactics, leveraging our first party data to personalize touch points based on user interests.
We have reinvested in our own on-the-ground and field marketing presence and are increasing the types and cadence of client events. These events and in-store activations allow us to engage with consumers at the point of purchase and to engage directly with our clients, allowing us to understand each of their needs and challenges and foster goodwill.
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
As of December 31, 2024, we have been issued trademark registrations in the United States, Canada, Japan, the European Union, the United Kingdom, Mexico and Australia. We have also been issued an international trademark registration with designation in Australia and the European Union for “Weedmaps.”
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
Circumstances outside our control could pose a threat to our intellectual property rights. For more information, refer to the section titled “Risk Factors—Risks Related to our Business and Industry.”
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
People Operations and Human Capital Resources
As of December 31, 2024, we had 440 full-time employees and 17 temporary employees, including 171 in engineering, product and design, 191 in sales and marketing and 95 in general and administrative. Of these employees, 450 are located in the United States and 7 are located in Canada.
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
United States and Territories
Notwithstanding the trend toward further state legalization, the U.S. government continues to categorize cannabis as a prohibited controlled substance, and accordingly the cultivation, processing, distribution, sale, advertisement of sale and possession by our customers violate federal law, as discussed further in the sections titled “Risk Factors—Risks Related to our Business and Industry.”
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
Despite the Sessions Memo, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors, and has not since 2014. No reversal of that policy of prosecutorial discretion is expected under a Trump administration given his prior administrations actions on cannabis and statements while campaigning, although prosecutions against state-legal entities cannot be ruled out entirely at this time. Prior to the current administration, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research -- bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. On August 29, 2023, HHS issued a letter to the DEA recommending that cannabis be reclassified as a Schedule III controlled substance under the CSA. Following that recommendation, DOJ issued a Notice of Proposed Rulemaking (the “NPRM”) proposing to reschedule cannabis, and DEA issued a notice for a hearing which commenced in November 2023, but the hearing is currently stayed pending an administrative interlocutory appeal. It is unclear when the hearing will recommence, and whether the new administration will support rescheduling. If this move is confirmed, it would be a momentous change whose full implications are currently unknown. The DEA’s decision to reclassify cannabis would neither legalize nor likely eliminate current state cannabis program. If placed under Schedule III, cannabis will remain a controlled substance and state-legal programs will continue to operate outside of federally legal channels in their distribution of the substance particularly because no state operator holds a DEA registration to possess or distribute cannabis. One notable impact for our clients is that rescheduling cannabis to Schedule III would remove the various tax-related hindrances tied to IRS code section 280E, and cannabis-related businesses (whether involved in medical or adult-use cannabis) would finally be able to take advantage of all applicable deductions and credits on their business taxes that other businesses enjoy. However, some fear that if cannabis were successfully rescheduled the DEA or FDA may impose additional requirements or begin to target enforcement on state cannabis programs. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.
U.S. Attorney General, Pam Bondi has repeatedly declined to specify her stance on cannabis policy issues, responding to all related questions from senators that she will give “careful consideration after consulting with appropriate Department officials.” She also avoided specifying her stance on the federal enforcement of cannabis laws or how she would approach states where cannabis is legal. Therefore, key questions remain about how Attorney General Bondi would handle both the rescheduling process and federal enforcement priorities. Despite President Trump's recent support for cannabis rescheduling and ending arrests for personal use, Attorney General Bondi's past record as Florida Attorney General shows opposition to medical cannabis legalization, including defending a ban on smoking medical cannabis in 2018, which has raised concerns among advocates about her approach at the federal level. It is unclear whether the status quo of federal non-enforcement will continue for the foreseeable future; however, increased enforcement would be a marked departure from the prior ten years and inconsistent with President Trump’s purported views on cannabis.
Members of the U.S. Congress from both parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it. In addition to broader reforms, this session has seen additional incremental reform bills that aim to increase research, cement medical cannabis patients’ rights, or facilitate state-legal cannabis. Since the recent election, however, there has also been proposed anti-cannabis legislation, for example, a bill aiming to ensure 280E continues to apply to state cannabis businesses even if cannabis is ultimately rescheduled to Schedule III. Nevertheless, while the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive and legislative efforts to legalize cannabis banking at the national level may progress in 2025.
Some of our retail clients sell products with hemp-derived cannabinoids, including, tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) products. In December 2018, the U.S. government removed hemp and extracts of hemp from the CSA schedules through the Agriculture Improvement Act of 2018, Pub. L. 115-334 (the “2018 Farm Bill”). Accordingly, the production, sale and possession of hemp or extracts of hemp, including certain THC and CBD products, no longer violate the CSA. The states have implemented a patchwork of different laws on hemp and its extracts. Additionally, the Food & Drug Administration (“FDA”) claims that the Food, Drugs & Cosmetics Act significantly limits the legality of certain hemp-derived THC and CBD products. In January 2023, FDA affirmed that the agency will not compromise—or create new standards—in evaluating or permitting cannabis or cannabinoid compounds and products, and particularly CBD, indicating that Congress must take action to end the stalemate between federal and state laws and the purgatory of FDA selective enforcement. Furthermore, industry stakeholders (including cannabis industry stakeholders) have urged Congress to reassess the legality of certain hemp THC products. While enforcement regarding hemp-derived products has generally been limited, changes in enforcement priorities or further federal regulations could negatively impact our clients that sell such products, which could adversely impact our business, operating results, financial condition, brand and reputation; at the same time, lack of federal enforcement could negatively impact our cannabis clients that compete against such products, which could adversely impact our business, operating results, financial condition, brand and reputation.
We have been neither a defendant in a criminal action nor the subject of a civil or regulatory enforcement proceeding, prosecuted by a U.S. governmental authority based on our provision of products and solutions to the cannabis industry.

Furthermore, we believe that Section 230 provides immunity from civil and state criminal liability to internet service provider intermediaries in the United States, such as us, for content provided on their platforms that they did not create or develop. We do not create or develop the information that appears on our clients’ listing pages and other advertising placements, although our moderation teams may take down a client’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our website, such as WM News and WM Learn. All of these sections are general news and information, and none of these sections are advertisements for, or listing pages of, cannabis businesses. For additional information about Section 230, see the sections titled “Business—Overview” and “Risk Factors—Risks Related to our Business and Industry.”
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
Our revenue remained relatively flat in 2024 when compared with 2023. Our revenue may decline due to a number of factors including, but not limited to, slowdowns in the pace of issuance of new licenses to cannabis retailers and brands, and the decline in the number of new major geographic markets in which the sale of cannabis is permitted and to which we have not already expanded. Accordingly, we may not be able to generate sufficient revenue to offset potential cost increases and our ability to achieve and sustain profitability may be impacted. Additionally, we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
We compete in a dynamic, innovative market, which we expect will continue to evolve rapidly. We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our clients and consumers and growing our two-sided marketplace by retaining our existing clients and consumers and adding new clients and consumers. This two-sided marketplace has grown more slowly than anticipated, and may continue to grow more slowly than we expect or than it has grown in the past. For example, beginning on January 1, 2023, California instituted a cannabis excise tax of 15%, which is scheduled to increase to 19% in July 2025, of the gross receipts on any retail sale of cannabis or cannabis products, this tax, or similar efforts, has contributed to and may further have a material adverse effect on our clients’ business, operating results and financial condition, thereby limiting their ability to spend with us. As we have become larger through organic growth, the number of paying clients and monthly revenue per client have at times slowed or declined and may similarly slow or decline in the future, even if we continue to add clients and consumers on an absolute basis. Although we expect that our growth rates will continue to slow during certain periods as our business increases in size, if we fail to retain either our existing clients or consumers, the value of our two-sided marketplace will be diminished.
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
Our clients face competition from illegal market operators that are unlicensed and unregulated including illegal dispensaries and illicit market suppliers selling cannabis and cannabis-based products. Because these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our clients and our business, results of operations, as well as the perception of cannabis use. Furthermore, given the restrictions on regulated cannabis retail, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience. In particular, we rely on licensed cannabis businesses to drive the growth of our revenue and the use of our products, and the failure of the licensed cannabis markets to sufficiently overtake or eliminate the illegal market may have an adverse effect on our ability to grow our revenue, particularly if the slow pace of licensing allows the illegal market to gain a foothold, which may be more likely to occur in jurisdictions with an extended period of time between the authorization of consumer possession and the time at which licensed retailers become operational. In such jurisdictions, the timeline for licensed cannabis businesses overtaking the illegal market may be extended.
Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.
California represents one of the largest state legal cannabis markets in the United States, and approximately 53% and 52% of our revenue for the years ended December 31, 2024 and 2023, were generated in California. As new markets develop and our current markets expand, we anticipate that there will be a further reduction in the percentage of our revenue generated in California, but we do not know with any certainty when and to what degree, if ever, this would occur. Moreover, the cannabis market in California is rapidly evolving, and we expect our growth in California to continue as the cannabis industry continues to develop, which could further concentrate our client base. For example, beginning on January 1, 2023, California instituted a cannabis excise tax of 15%, which is scheduled to increase to 19% in July 2025, of the gross receipts on any retail sale of cannabis or cannabis products, this tax, or similar efforts, has contributed to and may further have a material adverse effect on our clients’ business, operating results and financial condition, thereby limiting their ability to spend with us. As a result, our business and results of operations are particularly susceptible to, and may be disproportionately impacted by, trends in the California cannabis market, as well as adverse economic, regulatory, political and other conditions in California.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we may be party to various claims and legal proceedings. For example, in August 2022, our board of directors determined to voluntarily report an internal complaint and subsequent internal investigation to the SEC. Since that date, we have responded to subpoenas from the SEC’s Division of Enforcement and on July 22, 2024, we reached an agreement in principle with the SEC staff to resolve the SEC staff’s investigation with respect to us. The settlement was approved by the SEC, and the administrative cease-and-desist order was entered in September 2024. In addition, on October 17, 2024, a putative shareholder class action complaint, captioned Seret Ishak v. WM Technology, Inc. et al., Case No. 2:24-cv-08959, was filed in the U.S. District Court for the Central District of California, naming us and certain former and current officers and/or directors of the Company and Silver Spike as defendants. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact relating to historical public reporting of our monthly active users (“MAUs”) metric. In addition, on November 8, 2024, a shareholder derivative action, captioned DeGennaro v. Francis, et. al, Case No. 8:24-cv-02454, was filed in the U.S. District Court for the Central District of California against certain members of our board of directors and certain former and current officers. The derivative complaint alleges that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs.

Further, on November 18, 2024, a shareholder derivative action, captioned Pearson v. Francis, et. al, Case No. 8:24-cv-02525, was filed in the U.S. District Court for the Central District of California against certain former and current members of our board of directors and certain former and current officers. The derivative complaint alleges, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs and corporate governance matters. On December 10, 2024, the U.S. District Court of the Central District of California issued an order consolidating the DeGennaro and Pearson shareholder derivative actions.
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
U.S. federal law, and more specifically the CSA, proscribes the cultivation, processing, distribution, sale, advertisement and possession of cannabis. As a result, U.S. federal law enforcement authorities, in their attempt to regulate the illegal or unauthorized production, distribution, promotion, sale, possession, or use of cannabis, may seek to bring criminal actions against our clients under the CSA. On August 4, 2021, the U.S. Attorney’s Office for the Eastern District of California withdrew a subpoena served on us in September 2019, and informed us that it had no present plan to exercise its discretion to proceed further in the matter. The U.S. Attorney’s Office for the Eastern District of California also stated that its decision was not a grant of immunity, however, and there can be no assurance that the U.S. Attorney’s Office for the Eastern District of California — either the U.S. Attorney’s Office for the Eastern District of California or another Department of Justice (“DOJ”) entity — will not initiate another investigation in the future. If our clients are found to be violating U.S. federal law relating to cannabis, they may be subject not only to criminal charges and convictions, but also to forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, cessation of business activities, or civil liabilities arising from proceedings initiated by either the U.S. government or private citizens. Any of these actions or consequences on our clients could have a material adverse effect on our business, operating results or financial condition, or could force us to cease operations, and as a result, our investors could lose their entire investment.
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
Our clients are contractually required to represent, warrant and covenant to us that they conduct their business in compliance with applicable state law, which includes any applicable licensing requirements and the regulatory framework enacted by each state or province in which they do business. Clients further contractually agree to indemnify us for any damages we may suffer as a result of their noncompliance. We rely on our clients’ contractual representations, and generally do not verify them, other than with respect to the licensing information of our clients operating cannabis retail businesses, where we currently require such clients to provide evidence of a valid state or provincial cannabis license prior to their initial access and from time to time during the term of their use of such products. We require all operational cannabis retailer clients, including storefronts and delivery services, to display on their listing a valid, unexpired state-issued license number. We also currently require cannabis brand clients to provide evidence of a valid state or provincial license in order to get access to our listings and premium placement products. Additionally, many states do not require a license to sell hemp products at retail, and the illicit market could fraudulently attempt to use our hemp product listings to sell products containing more than the allowable amount of THC under federal or state laws. While we periodically audit and respond to reports related to our hemp product listings, it is difficult to monitor the individual products listed, and marketing claims contained, in the listings of our hemp clients. As a result, some of our clients or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable state or provincial laws and regulations. There could be legal enforcement actions against unlicensed or insufficiently licensed entities selling cannabis or hemp, which could negatively impact us.
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
We generally do not, and cannot, ensure that our clients will conduct their business activities in a manner compliant with certain regulations and other legal requirements applicable to the cannabis industry, in whole or in part, even if our solutions provide features to support our clients’ compliance with such regulations and requirements. Their legal noncompliance could result in regulatory and even criminal actions against them, which could have a material adverse impact on our business and operating results or financial condition. For additional information, see the other risk factors in this section titled “Risk Factors—Risks Related to our Business and Industry,” including “Some of our clients or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. Allowing unlicensed or noncompliant businesses to access our products, or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation. In addition, allowing businesses who engage in false or deceptive advertising practices to use our solutions may subject us to negative publicity, which could have similar adverse impacts on us.”
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
•competition from the hemp industry;
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
Expansion of our business is in part dependent upon continued legislative authorization, including by voter initiatives and referendums, of cannabis in various jurisdictions worldwide. Any number of factors could slow, halt, or even reverse progress in this area. For example, in 2023, ballot measures to allow for adult use succeeded in Ohio, but failed in Oklahoma, and in 2024 ballot measures to allow for medical use succeeded in Nebraska, but ballot measures for adult use failed in Florida, North Dakota and South Dakota. In addition, implementation of state laws is often a multi-year process following a ballot initiative or legislation. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations. Any one of these factors could slow or halt the legalization of cannabis, which would negatively impact our ability to expand our business.
Additionally, the expansion of our business also depends on jurisdictions in which cannabis is currently legalized not narrowing, limiting or repealing existing laws legalizing and regulating cannabis, or altering the regulatory landscape in a way that diminishes the viability of cannabis businesses in those jurisdictions. For example, in April 2019, a lawsuit was filed in the Fresno County Superior Court challenging the California Bureau of Cannabis Control regulation that allowed cannabis businesses to deliver products in local jurisdictions which had prohibited the sale of cannabis. In November 2020, in a mixed result, the Fresno County Superior Court upheld the state regulation that allows licensed cannabis delivery companies to offer services anywhere in the state, while also affirming that cities and counties can forbid those operations, though enforcement of the bans is also up to the local governments. While a recent amendment (S.B. 1186), which became effective in January 2024, prevents local governments from banning the delivery of medical cannabis to patients, adult-use cannabis storefront retail and delivery operations may continue to be restricted by some cities and counties. The imposition or potential enforcement of local jurisdiction delivery bans may negatively impact the viability and attractiveness of our offerings in California going forward. We generated approximately 53% and 52% of our revenue for the years ended December 31, 2024 and 2023 in California, and such developments may in turn have a material adverse effect on our business, operating results and financial condition. For more information, refer to “Risk Factors—Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.” Additionally, if such challenges are successful in any other jurisdictions that have legalized or are in the process of legalizing cannabis, our ability to expand our business would be negatively impacted.
Our clients face challenges unique to the cannabis industry that can impact their financial health and long-term viability. If our clients struggle financially or do not remain viable, it can negatively impact our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables.
Our paying clients face challenges including, among other factors, limited access to capital (relative to other industries) and the impact of Section 280E of the Code (which, as applied to certain cannabis businesses, disallows the deduction of “ordinary and necessary” business expenses, such as below-the-line deductions, essentially resulting in federal income tax liability calculated based on gross income), limiting cash flow and liquidity of many industry participants. Additionally, the cannabis industry faced price deflation in 2024 and 2023 further pressuring many of our paying clients. This resulted in financial hardship for certain cannabis companies, including some of our paying clients which caused elevated churn and bad debt expense in 2023 and 2022. If our clients struggle financially or do not remain viable, it can negatively impact our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables. We have customers with past due balances and our failure to collect a significant portion of such balances could adversely affect our cash and provision for credit losses. See “Accounts Receivable, Net” of Note 2, “Summary of Significant Accounting Policies” to the audited consolidated financial statements for additional information.
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
The cannabis information market is rapidly evolving and is currently characterized by intense competition, due in part to relatively low barriers to entry. We expect competition to further intensify in the future as cannabis continues to be legalized and regulated, new technologies are developed and new participants enter the cannabis information market. Our direct competitors for individual components or parts of our platform include cannabis-focused, marketplace like Leafly (for retailer listing pages) and cannabis-focused technology companies like Dutchie and Jane Technologies (for menu embed and orders functionality) and a variety of cannabis-focused marketing and advertising technology solutions. In addition, our platform also may compete with current or potential products and solutions offered by internet search engines and advertising networks, like Google, general two-sided networks like Yelp, various other newspaper, television, media companies, outdoor billboard advertising, and online merchant platforms, such as Shopify, Square and Lightspeed, or delivery companies like DoorDash. In January 2025, DoorDash announced an expanded offering to allow customers of legal age to purchase hemp-derived THC and CBD products from merchants on the DoorDash app. If the regulatory regime for cannabis becomes more settled and the legal market for cannabis becomes more accepted, competition may further intensify as new participants may be encouraged to enter the cannabis information market, including established companies, such as tobacco and alcohol companies. Such companies may have substantially greater financial, technical and other resources than us or existing market participants. Additionally, as consumers and cannabis industry clients demand richer data, integrations with other cannabis industry participants such as point-of-sale providers and loyalty service providers may become increasingly important. If we are unable to complete such new integrations as quickly as our competitors, or improve our existing integrations based on legacy systems, we may lose market share to such competitors. Our current and future competitors may also enjoy other competitive advantages, such as greater name recognition, more varied or more focused offerings, better market acceptance and larger budgets.
Additionally, as the legalization of cannabis continues, cannabis cultivators, distributors and retailers have and likely will continue to experience consolidation as existing cannabis businesses seek to obtain greater market share and purchasing power and new entrants seek to establish a significant market presence. Consolidation of retailers in the cannabis industry could reduce the size of our potential client base and give remaining clients greater bargaining or purchasing power. This may in turn erode the prices for our advertising placements and result in decreased margins. Consolidation could particularly affect smaller cannabis businesses, with whom we have historically conducted the majority of our business. Further, heightened competition between cannabis businesses could ultimately have a negative impact on the viability of individual market participants, which could reduce or eliminate their ability to purchase our products and solutions.
On May 16, 2024, President Biden announced that the U.S. Attorney General initiated proceedings to transfer cannabis from Schedule I to Schedule III, through an NPRM published on May 21, 2024. If cannabis is ultimately rescheduled to schedule III, this decision is expected to have far reaching implications that are not yet fully understood. For example, rescheduling may increase competitors in this space if non-cannabis technology companies who have previously avoided the space now decide to enter the market.
If we are unable to compete effectively for any of these reasons, we may be unable to maintain our operations or develop our products and solutions, and as a result our business and operating results may be adversely affected.
If we fail to manage our employee operations and organization effectively, our brand, business and operating results could be harmed.
We have experienced rapid organic growth in our headcount and operations, which placed substantial demands on management and our operational infrastructure. As a result of both macroeconomic and industry challenges, as well as misalignment between our organizational growth and business growth, we completed a substantial reduction in force in 2022 and experienced significant executive departures since 2022. As a result of these changes, many of our current employees have been with us for less than 24 months. To execute on our growth strategy, we will need to continue to increase the productivity of our current employees as well as hire, train and manage new employees, as well as improve existing, and implement new, transaction processing, operational and financial systems, procedures and controls. We intend to continue making substantial investments in our technology, sales and data infrastructure. As our business matures, we may make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, availability of employee talent and costs, while maintaining the beneficial aspects of our existing corporate culture, which we believe fosters innovation, teamwork and a passion for our products and clients. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. If we are unable to adapt quickly and effectively to changes or adjustments to our organization, our business will be harmed. If we are unable to manage our employee operations and organization effectively, the quality of our platform, efficiency of our operations, and management of our expenses could suffer, which could negatively impact our brand, business, profitability and operating results.
If we are unable to recruit, train, retain and motivate key personnel, we may not achieve our business objectives.
Our future success depends on our continued ability to recruit, train, retain and motivate key personnel, including Douglas Francis, our Chief Executive Officer and Chairman; Brian Camire, our General Counsel and Sarah Griffis, our Chief Technology Officer.
Competition for qualified personnel in the technology industry is intense, particularly in Southern California, where we are headquartered, and Austin, Texas, where we have a growing office. Additionally, we face additional challenges in attracting, retaining and motivating highly qualified personnel due to our relationship to the cannabis industry, which is rapidly evolving and has varying levels of social acceptance. The loss of the services of a significant portion of our workforce or any member of our senior management or the inability to hire or retain qualified personnel could adversely affect our ability to execute our business plan and harm our operating results. We generally do not maintain fixed term employment contracts or key man life insurance with any of our employees.
In addition, our Chief Financial Officer, Susan Echard, is a consultant and not a full time employee. Ms. Echard is a partner at SeatonHill Partners, LP a CFO services firm. Ms. Echard served as our interim Chief Financial Officer from February 2024 through November 2024, which, as noted in our Notification of Late Filing on Form 12b-25 with the SEC, had an impact on our ability to complete our financial statements. If Ms. Echard departs, and we are unable to recruit and retain a qualified replacement in a timely manner it could result in management, operating and financial reporting difficulties, which could have an adverse effect on our business.
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
Visits to our website could also decline if our social media accounts, such as those on Facebook, Instagram, X formerly known as Twitter or LinkedIn are shut down or restricted. We work across these social networks to increase brand awareness of our company by consumers and clients, and to promote client acquisition. Our engagement on these social media platforms is subject to their respective terms of service and community guidelines, which generally restrict the promotion, sale and, often, depiction of cannabis. While we do not directly promote the sale of cannabis or cannabis-related products by our clients on these social media platforms, the perception that we may be engaging in such promotion or our inadvertent violation of other aspects of these platforms’ terms of service or community guidelines may result in our accounts being shut down or restricted. For example, our Instagram account was suspended for short periods in each of September 2024, October 2024, and has been suspended since November 2024. Once our account is restated, it may, and our other accounts might also, be suspended or restricted due to changes in the rules and regulations of such social media platforms. Any such suspension or restriction could result in reduced traffic to our website and diminished demand for our products, which could adversely affect our business and operating results.
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
If the Apple App Store or Google Play limit the functionality or availability of our mobile application platform, including as a result of changes or violations of terms and conditions, access to and utilization of our platform may suffer.
Our platform is available for download on iOS and Android and is also accessible online. The availability of our platform and its various functionalities to a significant percentage of our clients is subject to standard policies and terms of service of these third-party platforms, which govern the promotion, distribution and operation generally of our platform. In addition, each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to our platform and its functionalities, and those changes and interpretations may be unfavorable. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, or restrict how users can access the platform, which would similarly be unfavorable.
For example, we have at times been unable to offer our WM Orders functionality in our iOS Weedmaps mobile application and are currently unable to offer such functionality in our Android Weedmaps mobile application due to restrictions imposed by the Apple App Store and Google Play, respectively. While our platform is still available in the Apple App Store and on Google Play for download, there can be no assurance that our platform or all of its functionalities will remain available in the immediate or longer term. To the extent that we are limited or prohibited from making some or all of our solutions available through any third-party platform, including the Apple App Store or the Google Play, we may need, or choose, to provide our solutions through alternative venues that may be more difficult for potential users to access. Limits on, or discontinuation of, access to our mobile platform or its various functionalities could, in turn, have a material adverse impact on utilization of our platform, our business and our ability to attract clients and consumers.
We may be unable to scale and adapt our existing technology and network infrastructure in a timely or effective manner to ensure that our platform is accessible, which would harm our reputation, business and operating results.
It is critical to our success that clients and consumers within our geographic markets be able to access our platform at all times. We have previously experienced service disruptions, and in the future, we may experience service disruptions, outages or other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints and distributed denial of service, or DDoS, fraud or other security incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our products become more complex and our traffic increases. If our platform is wholly or partially unavailable when consumers attempt to access it or it does not load as quickly as they expect, consumers may seek other solutions and may not return to our platform as often in the future, or at all. This would harm our ability to attract clients and decrease the frequency with which they subscribe for our advertising placements. We have and expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results would be harmed.
We have and expect to continue making significant investments in the functionality, performance, reliability, design, security and scalability of our platform. We have in the past and may in the future experience difficulties with the development of our platform that could delay or prevent the implementation of new solutions and enhancements. Software development involves a significant amount of time and resources for our product development team, and we may not be able to continue making those investments in the future. To the extent we are not able to continue successfully improving and enhancing our platform, our business could be adversely affected.
Our payment system and the payment systems of our clients depend on third-party providers and are subject to evolving laws and regulations.
We have engaged third-party service providers to perform credit and debit card processing services for client’s payments to us, and we understand that some of our clients use those services. We also have and may continue to engage third-party service providers in the future to provide fraud analysis services and we may integrate with third-party service providers used by our clients to process payments made by consumers if done in a manner compliant with applicable federal and local law. If these service providers do not perform adequately or if our relationships, or the relationships of our clients, with these current or future service providers were to terminate, our ability or the ability of our clients to process payments could be adversely affected and our business could be harmed. The laws and regulations related to payments are complex and are potentially impacted by tensions between federal and state treatment of the vaporization, tobacco, nicotine, cannabis, hemp and cannabis accessories industries. These laws and regulations also vary across different jurisdictions in the United States, Canada and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering our clients the ability to pay with credit cards, debit cards and bank transfers. As we expand the availability of these payment methods or offer new payment methods to our clients in the future, we may become subject to additional regulations and compliance requirements.
Due to the constantly evolving and complex laws and regulations applicable to our industry, third-party merchant banks and third-party payment processors may consider our business a high risk. This could cause a third party to discontinue its services to us, and we may not be able to find a suitable replacement. If this were to occur, we would need to collect from our clients using less efficient methods, which could adversely impact our collections, revenues and financial performance. Additionally, if a third party were to discontinue its services to us or if the applicable laws and regulations were to evolve in a way that impacted us negatively, we may not be able to realize our plans of expanding our business offerings, which could have a material adverse effect on our operations and our plans for expansion. For more information, refer to “Risk Factors—We are subject to industry standards, governmental laws and regulations, policies and other obligations governing privacy, data protection and information security and any actual or perceived failure to comply with such obligations could harm our business” below.
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
From time to time, third parties have misappropriated data from our website through website scraping, software robots or other means, and aggregated this data on their websites with data from other companies. Additionally, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our website. We may be unable to detect all such websites and activity in a timely manner and even timely technological and legal measures may be insufficient to halt their operations or protect us against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, operating results or financial condition. In addition, to the extent that such activity creates confusion among clients or consumers, decreases the likelihood that consumers use our platform to access information, or reduces the distinctiveness of our products in the marketplace, our brand and business could be harmed.
If our information technology systems or those third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of our business, we collect, receive, store, generate, use, protect, secure, dispose of, transmit, disclose, or otherwise make accessible (collectively “process”) proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets. We rely upon third parties (such as service providers) for certain data processing-related activities, such as data centers, cloud hosting platforms, marketing communications, and application providers. For example, we rely on data centers and other technologies and services provided by third parties in order to host our cloud-based infrastructure that operates our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements due to extended outages, interruptions, or facility closure, or because it is no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our operations otherwise could be disrupted or otherwise impacted until appropriate substitute services, if available, are identified, obtained and implemented. Additionally, we rely on a number of third-party “cloud-based” providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services, some financial functions and systems used to provide solutions to our clients, and we are therefore dependent on the security systems of these providers. We also share and receive certain sensitive data with or from third parties.
Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, which has occurred in the past, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds.

Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
Any actual or perceived security incident could damage our reputation and brand, result in decreased utilization of our platform or prevent users from using our platform, expose us to fines and penalties, government investigations and a risk of litigation and possible liability, require us to expend significant capital and other resources (including management’s attention) to alleviate any resulting problems and otherwise to remediate the incident, and require us to expend increased cybersecurity protection costs. We have in the past and may in the future incur significant costs in an effort to detect and prevent security incidents. Numerous state, federal and foreign laws and regulations require companies to notify individuals, regulatory authorities, or other stakeholders of certain security involving incidents, including those that involve certain types of personal data. Any disclosures of security incidents, pursuant to these laws or regulations or otherwise, could lead to regulatory investigations and enforcement and negative publicity, and may cause our clients and consumers to lose confidence in the effectiveness of our data security measures.
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
Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
Our operations and employees face risks related to macroeconomic conditions and catastrophic events, that have adversely impacted and could in the future adversely impact our business, financial condition and operating results.
Macroeconomic conditions, including but not limited to inflation, tariffs, uncertain credit and global financial markets, past and potential future disruptions in access to bank deposits or lending commitments due to bank failures; current and potential future geopolitical events, including the military conflicts between Russia and Ukraine and the state of war between Israel and Hamas and the related risk of a larger regional conflict; and the occurrence of a catastrophic event, including but not limited to severe weather, wildfire, war, or terrorist attack, could adversely impact our business, financial condition and operating results. For example, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. We also face risks related to public health crises , like the COVID-19 pandemic and other adverse health developments. For example, in connection with the COVID-19 pandemic, governments implemented significant measures intended to control the spread of the virus, including closures, quarantines, travel restrictions and other social distancing directives.
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
•the effects of natural or man-made catastrophic events; and
•the effectiveness of our internal controls, including the material weaknesses that we have identified.
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
We sell our Weedmaps for Business offering in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain, Switzerland, and Uruguay. We anticipate growing our business, in part, by continuing to expand our foreign operations. As we continue our expansion, we may enter new foreign markets where we have limited or no experience marketing and deploying our platform. If we fail to launch or manage our foreign operations successfully, our business may suffer. Additionally, as our foreign operations expand, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our foreign operations continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:
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
We are subject to industry standards, governmental laws and regulations, contractual obligations, policies, and other obligations governing privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as sale of personal data, targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as obtaining consumer consent and conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (“CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, provides for fines, and allows private litigants affected by certain data breaches to recover significant statutory damages for certain data breaches. A number of other proposals are being considered or have passed at the federal, state, and local levels, and we expect more states to pass similar laws in the future.
Many foreign countries and governmental bodies, including Canada, the United Kingdom (“UK”), and the European Union (“E.U.”) have laws and regulations concerning the processing of personal information, including for example, in Canada, the federal Personal Information Protection and Electronic Documents Act, or PIPEDA and various related laws. Further, Canada has robust anti-spam legislation, the Anti-Spam Legislation, or CASL. The penalties for non-compliance under CASL are significant. In addition, the E.U.’s General Data Protection Regulation, or the EU GDPR, and the United Kingdom’s GDPR, or UK GDPR (collectively, “GDPR”) regulate the processing of personal data and provide for substantial penalties for noncompliance. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, up to 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
There are also laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.
Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions have and may continue to adopt similarly stringent data localization and cross-border data transfer laws.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that a company can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for a company to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, a company could face significant adverse consequences, including, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against their processing or transferring of personal data related to EU users. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
We are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the CCPA, require our customers to impose specific contractual restrictions on their service providers.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we share consumer information to third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
We publish privacy policies, marketing materials and other statements regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are evolving, becoming increasingly stringent, and creating uncertainty. These obligations have and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations. Future laws, regulations, standards and other obligations, or amendments or changes in the interpretation of existing laws, regulations, standards and other obligations, could impair our or (or the third parties upon whom we rely) ability to collect, use, disclose or otherwise process information relating to employees or consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our client and consumer bases and increase revenue. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. Any failure or perceived failure by us or the third parties upon whom we rely to comply with federal, state, provincial or foreign laws or regulations, industry standards, contractual obligations or other legal obligations may result in governmental enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar) and prosecutions, private litigation (including class actions) and mass arbitration demands, adverse publicity that could cause employees, clients and consumers to lose trust in us, additional reporting requirements and/or oversight, bans on processing personal data, and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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
We do not collect sales and use, value-added, goods and services, or other similar taxes as part of our client agreements in the United States or Canada. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. If we are deemed an agent for the clients on our platform under state or other applicable tax law, we may be deemed responsible for collecting and remitting such taxes directly to certain states or jurisdictions. It is possible that one or more states or other jurisdictions could seek to impose sales, use or other tax obligations on us with regard to the ordering functionality that we offer our clients. These taxes may be applicable to past sales. In addition, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair that a U.S. state may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents may permit wider enforcement of sales tax collection requirements, which may increase the jurisdictions in which we may be required to collect and/or remit taxes. A successful assertion that we should be collecting sales, use or other taxes or remitting such taxes directly to states or other jurisdictions could result in substantial tax liabilities for past sales and additional administrative expenses and increase the cost of our products and solutions, which could harm our business and operating results.
We may be subject to potential adverse tax consequences both domestically and in foreign jurisdictions.
We are subject to taxes, such as income, payroll, sales, use, value-added, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and foreign tax liabilities are subject to various jurisdictional rules regarding the timing and allocation of revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate and to changes in tax laws or their interpretation. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we may be subject to income and non-income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, results of operations and financial condition. In addition, audits may require ongoing time and attention from our management, which could limit their ability to focus on other aspects of our business and impact our business in the future.
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
We are subject to the income tax laws of the United States, Canada and several other foreign jurisdictions. New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could affect the tax treatment of our U.S. and foreign earnings. Any new taxes could adversely affect our domestic and foreign business operations and our business and financial performance. For example, in 2023, California implemented a 15% excise tax on cannabis sales to be paid by consumers and remitted by retailers, which is scheduled to increase to 19% in July 2025, which has and may continue to have a material adverse effect on the number of consumers purchasing cannabis, as well as negatively impact the operating results of cannabis retail, both of which has and may continue to adversely affect to our business, cash flow, financial condition and operating results. In addition, existing tax laws, statutes, rules, regulations, or ordinances, such as Section 280E of the Code, discussed in this Annual Report on Form 10-K, could be interpreted, changed, modified or applied adversely to us. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or operating results.
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
We have ongoing material weaknesses in our internal control over financial reporting as of December 31, 2024. If we are unable to remediate these material weaknesses or to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment of our internal control over financial reporting, under the criteria described in the preceding sentence, management has identified that as of December 31, 2024, our internal control over financial reporting was not effective due to the ongoing material weaknesses in internal control over financial reporting.
As of December 31, 2024, we have an ongoing entity-level material weakness that was identified in the years ended December 31, 2023 and 2022, and for which remediation efforts continued in the year ended December 31, 2024 as further described below.
•We did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, information and communication, and monitoring activities components, relating to (i) developing general control activities over technology to support the achievement of objectives across the entity, (ii) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, and (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels.
The entity-level material weakness contributed to material weaknesses within our system of internal control over financial reporting as follows:

Unremediated material weaknesses identified in the years ended December 31, 2024, 2023 and 2022
1.We did not design and maintain effective information technology (IT) general controls for certain information systems supporting our key financial reporting processes, including for our enterprise resource planning (ERP) system and for certain in-scope on-premise and vendor-supported applications. Specifically, we did not design, implement and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, and (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production. As a result, IT application controls and business process controls that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all of our financial statement account balances and disclosures.
2.We did not design and maintain effective process-level controls related to the order-to-cash cycle (including revenues, accounts receivables, and deferred revenue), procure-to-pay-cycle (including operating expenses, prepaid expenses and other current assets, accounts payable and accrued expenses), capitalized software and long-term assets. As of December 31, 2024, we also concluded that this material weakness applied to the payroll cycle and income taxes
Additionally, these material weaknesses could result in a misstatement of account balances or disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
If we are unable to remediate these material weaknesses or to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Management has been implementing and continues to implement measures to remediate the ongoing material weaknesses. However, until the remediation plan is implemented, tested, and deemed effective, we cannot assure that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Additionally, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
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
We previously restated our financial statements for several quarters, which resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital, raise reputational issues and may subject us to additional risks and uncertainties, including the increased possibility of legal proceedings and regulatory inquiries
On May 20, 2024, management and the audit committee of our board of directors concluded that our previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023 included in our Quarterly Reports on Form 10-Q filed with the SEC on May 9, 2023, August 9, 2023 and November 8, 2023, respectively (collectively, the “Affected Periods”), were materially misstated and should no longer be relied upon due to identified errors in the application of our revenue recognition policies related to the cash collection of a certain subset of our customers that had been placed on a cash basis. As a result, we restated the financial statements for the Affected Periods.
As a result of this error and the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results. Any restatements may have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and may make it more difficult for us to raise capital on acceptable terms, or at all.
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
The payments we will be required to make under the TRA may be substantial. Potential payments will depend on the future tax savings that we will be realize (or, in certain circumstances, are deemed to realize), and the TRA payments made by us will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the exchange agreement and the prevailing applicable tax rates applicable to us over the life of the TRA and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the TRA. Payments under the TRA are not conditioned on the WMH LLC Class A equity holders’ continued ownership of us. See Note 15, “Income Taxes,” to our audited consolidated financial statements included herein.
In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.
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
Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a prohibited controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law. Since 2014, however, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. It is unclear whether that policy of prosecutorial discretion will continue under the new administration under President Trump; while President Trump has been generally supportive of cannabis during the campaign, his Attorney General and acting DEA Administrator picks have not supported cannabis in the past. Therefore, federal prosecutions against state-legal entities cannot be ruled out entirely at this time.
On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under the Obama administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state legal cannabis activities. Since the Sessions Memo was issued over seven years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities.
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
In the prior administration, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research -- bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services (“HHS”) and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. On August 29, 2023, HHS issued a letter to the DEA recommending that cannabis be reclassified as a Schedule III controlled substance under the CSA. On May 16, 2024, President Biden announced that the U.S. Attorney General initiated proceedings to transfer cannabis from Schedule I to Schedule III, through an NPRM published on May 21, 2024. Following the NPRM, DEA issued a notice for a hearing which commenced in November 2023, but the hearing is currently stayed pending an administrative interlocutory appeal. It is unclear when the hearing will recommence, and whether the new administration will support rescheduling. If rescheduling does occur, this would be a momentous change whose full implications are currently unknown. The DEA’s decision to reclassify cannabis would neither legalize nor likely eliminate current state cannabis programs. If placed under Schedule III, cannabis will remain a controlled substance and state-legal programs will continue to operate outside of federally legal channels in their distribution of the substance particularly because no state operator holds a DEA registration to possess or distribute cannabis. However, some fear that, if cannabis is successfully rescheduled, the DEA or FDA may impose additional requirements or begin to target enforcement of state cannabis programs. If our clients are ultimately negatively impacted by rescheduling, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.
Additionally, although President Trump has appeared supportive of the cannabis industry, his nominees have not offered clear answers on their cannabis stance. The President alone cannot reschedule or legalize medical cannabis, and as states have demonstrated, legalizing cannabis can take many different forms.
U.S. Attorney General Pam Bondi has repeatedly declined to specify her stance on cannabis policy issues, responding to all related questions from senators that she will give “careful consideration after consulting with appropriate Department officials.” She also avoided specifying her stance on the federal enforcement of cannabis laws. Therefore, key questions remain about how Attorney General Bondi would handle both the rescheduling process and federal enforcement priorities. Despite President Trump's recent support for cannabis rescheduling and ending arrests for personal use, Attorney General Bondi's past record as Florida Attorney General shows opposition to medical cannabis legalization, including defending a ban on smoking medical cannabis in 2018, which has raised concerns among advocates about her approach at the federal level. It is unclear whether the status quo of federal non-enforcement will continue for the foreseeable future; however, increased enforcement would be a marked departure from the prior ten years and inconsistent with President Trump’s purported views on cannabis.
Furthermore, while industry observers are hopeful that there will continue to be incremental federal cannabis policy reform, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis. In recent years, members of the U.S. Congress from both parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it, as well as incremental reform bills, including the “Medical Marijuana and Cannabidiol

Research Expansion Act” described above. Since the recent election, however, there has also been proposed anti-cannabis legislation, for example, a bill aiming to ensure 280E continues to apply to state cannabis businesses even if cannabis is ultimately rescheduled to schedule III. Nevertheless, the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive, and legislative efforts to legalize cannabis banking at the national level are likely to continue in 2025. We cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.
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
In 2014, the DOJ under the Obama administration directed federal prosecutors to exercise restraint in prosecuting AML violations arising in the state legal cannabis programs and to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals based upon cannabis-related activity. Around the same time, the Treasury Department issued guidance that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. Then-Attorney General Sessions’ rescission of the DOJ’s guidance on the state cannabis programs in early 2018 increased uncertainty and heightened the risk that federal law enforcement authorities could seek to pursue money laundering charges against entities, or individuals, engaged in supporting the cannabis industry. On January 31, 2018, the Treasury Department issued additional guidance that the 2014 Guidance would remain in place until further notice, despite the rescission of the DOJ’s earlier guidance memoranda. A detailed description of current U.S. policy and the legal status of cannabis, including President Trump’s prior lack of action against cannabis and his current stance on cannabis, can be found in the “U.S. and Territories” section.
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
The hemp and pharmaceutical industry may attempt to compete with or dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of hemp-derived containing intoxicating doses of THC or other cannabinoids (e.g., delta-8-THC) or derivative/synthetic products (e.g., THC-O) which emulate or even magnify the psychoactive effects of cannabis. Since the passage of the Farm Bill over six years ago, the hemp product market, and beverage market, in particular, has exploded – with 2024 sales for all hemp THC products projected to reach $3.5 billion and a path toward $4.4 billion by 2029. If such products continue to be successful, the widespread popularity of such products could continue to negatively impact the demand, volume and profitability of the cannabis industry. This could adversely affect the ability of our cannabis clients to secure long-term profitability and success.
Products made with intoxicating cannabinoids from industrial hemp have several competitive advantages over similar cannabis derived products. Utilizing the legality of industrial hemp under U.S. federal law, many such products are available for sale through unlicensed channels and are shipped in interstate commerce. Such products are increasingly available direct-to-consumer or at brick and mortar stores such as gas stations and convenience stores (often without age verification or other safeguards). While some states have attempted to prohibit or regulate such products, the requirements are much less onerous than for cannabis-licensees, and enforcement against manufacturers of such products have been limited. Furthermore, because testing standards are less rigorous or sometimes non-existent, hemp-derived products could have negative health consequences which consumers then generalize to cannabis products.
Additionally, some hemp companies sell hemp-derived THC products with state authorization. Hemp THC beverages, for example, are now expressly legal in several states, where they can be sold in liquor stores, restaurants and grocery stores. Given the similar intoxicating effects to cannabis-derived THC, which is an illegal substance under the CSA, the ease of acquiring such products, and its substantially lower price point, patients and consumers may choose to consume hemp-derived products in lieu of cannabis-derived products. In light of the substantial investment our clients have made and continue to make in state-licensed cannabis facilities, the widespread use of hemp-derived THC or synthetic products could adversely impact our clients, which could, in turn, have a material adverse effect on our business and results of operations.
We believe that Section 230(c)(1) of the Communications Decency Act (“CDA”) provides immunity from civil and state criminal liability, but it is possible that it does not.
We believe that Section 230(c)(1) provides immunity from civil and state criminal liability to internet service provider intermediaries in the United States, such as us, for content provided on their platforms that they did not create or develop. We do not create or develop the information that appears on our clients’ listing pages and advertising placements, although our moderation teams may take down a client’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our website, such as WM News, WM Learn and WM Policy. All of these sections are general news and information, and none of these sections are advertisements for, or listing pages of, cannabis businesses, except in limited circumstances related to descriptions of certain cannabis strains. For additional information about Section 230, see the section titled “Risk Factors—Risks Related to our Business and Industry.” Our clients are subject to licensing and related requirements under applicable laws and regulations, and our own compliance policies, and some of our clients currently and in the future may not be in compliance with all such requirements. Despite our belief that we are protected by Section 230, it is possible that we are not, which would subject us to legal, business and operational risks. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, recently enacted legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations.
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
Because cannabis remains illegal under U.S. federal law, non-U.S. citizens employed at or investing in companies doing business in the state legal cannabis industry could face detention, denial of entry or lifetime bans from the United States for their business associations with cannabis businesses. Entry to the United States happens at the sole discretion of the officers on duty of the U.S. Customs and Border Protection (“CBP”), and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The government of Canada warns travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal laws, could mean denial of entry to the United States. Business or financial involvement in the legal cannabis industry in Canada or in the United States could also be grounds for U.S. border guards to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances and because cannabis continues to be a controlled substance under U.S. federal law, working in or facilitating the proliferation of the legal marijuana industry in U.S. states where it is deemed legal or in Canada may affect admissibility to the United States. CBP updated its stated policy on October 9, 2018 to clarify that a Canadian citizen coming to the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States.
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
As of December 31, 2024, our affiliates, executive officers, directors and their respective affiliates as a group beneficially own approximately 22.4% of our outstanding Class A Common Stock and Class V Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
Public statements from investors, including expressions of interest or proposals to purchase our company, may increase the volatility of, or otherwise have an adverse impact on, the market price of our Class A common stock.
From time to time, investors or other market participants may make public statements recommending strategies for our company. In some cases, these statements are in the form of expressions of interest or proposals to purchase or acquire our company or significant portions of our stock. While we do not typically comment on or disclose investor recommendations or expressions of interest, any public disclosures made by us or others related to such expressions of interest or proposals could have a material impact on our stock price, even in the absence of any determination by our board of directors to pursue them. Any disclosures related to any offers, communications, or proposals, or the commencement of any litigation related to any such matters, or the withdrawal or modification of such offers, communications, or proposals, could have an adverse effect on the market price of our Class A Common Stock.
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
Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, other similar actions, any other action as to which the Delaware General Corporation Law (the “DGCL”) confers jurisdiction to the Court of Chancery of the State of Delaware and any action or proceeding concerning the validity of our Certificate of Incorporation or our Bylaws may be brought only in the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, our stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.
In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our Certificate of Incorporation is inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions, and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation, to be effective immediately prior to the closing of this offering. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
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
•    the development, effects and enforcement of and changes to laws and regulations, including with respect to the cannabis and hemp industries;
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
In the past we have not met, and may in the future not comply with, the listing standards of Nasdaq, and as a result our Class A Common Stock may be delisted. Delisting could adversely affect the liquidity of our Class A Common Stock and the market price of our Class A Common Stock could decrease.
Our Class A Common Stock is currently listed on the Nasdaq Global Select Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive business days. For example, on October 9, 2024, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive trading days, the closing bid price for our Class A Common Stock was below $1.00 per share, (the “Notice”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a compliance period of 180 calendar days from the date of the Notice, or until April 7, 2025, to regain compliance with the minimum closing bid price requirement, which we did, and Nasdaq provided us written confirmation of compliance on December 3, 2024. We received such letters and achieved compliance twice prior to October 9, 2024, and may again in the future.
There can be no assurance that we will remain in compliance with the minimum bid price requirement. In the event that our Class A Common Stock is delisted from Nasdaq as a result of our failure to regain compliance with the minimum closing bid price requirement through the various methods permitted under the Nasdaq rules, trading of our Class A Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board, but there can be no assurance that our Class A Common Stock will be eligible for trading on such alternative exchange or market.
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
The requirements of these rules and regulations increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. The additional reporting and other obligations imposed by these rules and regulations have increased legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. In addition, our management and other personnel devote a substantial amount of time to these compliance initiatives, and as such our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Furthermore, if any issues in complying with those requirements are identified (for example, our identification of material weaknesses in our internal controls over financial reporting and any additional material weaknesses or significant deficiency in the internal control over financial reporting that we or our independent registered public accounting firm may identify in the future), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, we determined to restate our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023 after we identified errors in the application of our revenue recognition policies related to the cash collection of a certain subset of our customers that had been placed on a cash basis. As a result of this error and the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement.
In addition, it may also be more expensive to obtain director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk management and strategy
Our security team, managed by our Chief Technology Officer (“CTO”) who works with a team of security professionals to help identify, assess and manage our cybersecurity threats and risks. Our security team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example: manual and automated tools; conducting vulnerability scans; penetration tests conducted internally and by third parties; leveraging threat intelligence feeds; reports and services that identify cybersecurity threats; and working with third parties who conduct threat assessments of our platform and APIs.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our systems and data. We use third-party service providers to assist us from time to time with the identification, assessment, and management of material cybersecurity risks. We have a vendor management program designed to manage cybersecurity risks associated with our use of these providers, as well as other third-party suppliers and business partners, which may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. Our CTO and our senior management evaluates material risks from cybersecurity threats against our overall business objectives and provide periodic reports to the technology and audit committees of our board of directors, which evaluate our overall enterprise risk.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including If our information technology systems or those third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee and technology committee of our board of directors are responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our security team, led by our CTO. Our CTO has over 14 years of experience in engineering and development, including leadership roles. Other members of our security team collectively have over 50 years of experience in information security.
Our cybersecurity incident response and vulnerability management plans are designed to escalate certain cybersecurity incidents to members of leadership depending on the circumstances. In these situations, members of our leadership team work with our incident response team to help us evaluate, mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management plans include reporting to the Audit Committee (who may consult with our technology committee) for certain cybersecurity incidents.
Our technology committee receives periodic reports from our security team concerning our significant cybersecurity threats and risk and the processes we have implemented to address them.
ITEM 2.    PROPERTIES
We currently maintain our executive offices and headquarters at 41 Discovery, Irvine, California 92618, pursuant to an operating lease that expires in 2030. We also have office spaces in Los Angeles, California, Denver, Colorado and Austin, Texas.
We consider our current office space adequate to meet our ongoing needs. However, from time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms.
ITEM 3.    LEGAL PROCEEDINGS
The information set forth under "Commitment and Contingencies—Litigation" in Note 6 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “MAPS” and “MAPSW”, respectively. As of March 5, 2025, there were 105,028,513 shares of Class A Common Stock issued and outstanding and 49,319,542 shares of our Class V common stock (the “Class V Common Stock”) issued and outstanding. No market exists for the Class V Common Stock.
Holders of Record
As of March 5, 2025, there were 106 holders of record of our Class A Common Stock, 12 holders of record of our Class V Common Stock and 2 holders of record of our Public Warrants.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
There have been no recent sales of unregistered securities for the years ended December 31, 2024 and December 31, 2023 that would be required to be disclosed pursuant to Item 701 of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6.    Reserved
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of WM Technology, Inc. should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K, as well as the discussion under “Item 1A. Risk Factors.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and included herein.
For further discussion of our products and services, growth strategy, challenges in our end-markets and competitive strengths, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2024 and December 31, 2023.
Fiscal Year 2024 Financial Highlights
•Revenues were $184.5 million as compared to $188.0 million in the prior year.
•Average monthly paying clients was 5,077, as compared to 5,419 in the prior year.
•Average monthly revenues per paying client was $3,029, as compared to $2,891 in the prior year.
•Net income was $12.2 million as compared to net loss of $15.7 million in the prior year.
•Adjusted EBITDA was $42.9 million as compared to Adjusted EBITDA of $36.9 million in the prior year.
•Cash totaled $52.0 million as of December 31, 2024, with no long-term debt.

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
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,077 average monthly paying clients during the year ended December 31, 2024, on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 8,700 listing pages as of December 31, 2024.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain, Switzerland, and Uruguay. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of December 31, 2024, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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
In December 31, 2024, we completed the sunset of WM AdSuite, WM CRM and WM Screens product offerings as we continue to focus our efforts on other Weedmaps for Business products that support the Weedmaps marketplace and improve the eCommerce experience for our clients and users.
Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The following table summarizes our financial performance for the year ended December 31, 2024 compared to our financial performance for the years ended December 31, 2023. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Years Ended December 31,
	2024	2023
	(dollars in thousands, except for revenue per paying client)
Revenues	$184,514	$187,993
Net income (loss)	$12,187	$(15,727)
EBITDA(1)	$25,089	$(3,534)
Adjusted EBITDA(1)	$42,919	$36,907
Average monthly revenues per paying client(2)	$3,029	$2,891
Average monthly paying clients(3)	5,077	5,419
___________________________
(1)For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), see “Net Income (Loss) to EBITDA and Adjusted EBITDA” in Non-GAAP Financial Measurements below.
(2)Average monthly revenues per paying client is defined as the average monthly revenues for any particular period divided by the average monthly paying clients in the same respective period. Average monthly revenues per paying client is calculated in the same manner as our previously-reported “Average monthly net revenue per paying client,” and the description of the metric is being updated solely because we changed the reporting line item from “Net revenue” to “Revenue”. See “Critical Accounting Policies and Estimates—Revenue Recognition” below and “Basis of Presentation” and “Revenue Recognition” of Note 2. “Summary of Significant Accounting Policies,” of our consolidated financial statements for additional information.
(3)Average monthly paying clients are defined as the average of the number of paying clients billed in a month across a particular period (and for which services were provided).
Average Monthly Revenues Per Paying Client
Average monthly revenues per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements (“Featured Listings”). We calculate this metric by dividing the average monthly revenues for any particular period by the average monthly number of paying clients in the same respective period. The increase in our average monthly revenues per paying client for the year ended December 31, 2024 compared 2023 to was due to sunset of certain products in December 2023, which had lower average monthly spending clients.
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
Average monthly paying clients for the year ended December 31, 2024 decreased by approximately 6% to 5,077 average monthly paying clients from 5,419 average monthly paying clients in the same period in 2023. The decrease in average monthly paying clients in 2024 as compared to the same period in 2023 was primarily due to the decrease in client count related to the sunset of certain products in December 2023 as well as the removal of paying clients from our platform who have become delinquent, and client churn due to continued industry challenges, such as price deflation and ongoing consolidation.
Non-GAAP Financial Measures
Net Income (Loss) to EBITDA and Adjusted EBITDA
Our financial statements, including net income (loss), are prepared in accordance with GAAP. For more information regarding the components within our net income (loss), refer to “Components of Our Results of Operations” below.
Net income for the year ended December 31, 2024 was $12.2 million compared with a net loss of $15.7 million for the year ended December 31, 2023. The increase in net income of $27.9 million was primarily due to a decrease in total costs and expenses of $36.7 million, partially offset by a decrease in revenues of $3.5 million, change in TRA liability of $1.5 million resulting from the remeasurement of the TRA liability, change in fair value of warrant liability of $1.5 million and a decrease in other income of $2.3 million.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income (loss) before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, transaction related bonus, legal settlements and other legal costs, discharge of holdback obligation related to prior acquisition, reduction in force, asset impairment charges, change in TRA liability and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (loss) (the most directly comparable GAAP financial measure) to EBITDA; and from EBITDA to Adjusted EBITDA.
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
A reconciliation of net income (loss) to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Net income (loss)	$12,187	$(15,727)
Provision for income taxes	46	93
Depreciation and amortization expenses	13,278	12,133
Interest income, net	(422)	(33)
EBITDA	25,089	(3,534)
Stock-based compensation	9,221	13,515
Change in fair value of warrant liability	—	(1,505)
Asset impairment charges	—	24,403
Transaction related bonus expense	—	3,089
Legal settlements and other legal costs (1)	5,836	3,194
Discharge of holdback obligation related to prior acquisition	—	(3,705)
Change in tax receivable agreement liability	2,773	1,256
Reduction in force expense	—	194
Adjusted EBITDA	$42,919	$36,907
1 Represents legal and advisory fees related to ongoing litigation related to shareholder derivative actions, the SEC enforcement matter and the SEC settlement for the years ended December 31, 2024 and 2023. See Note 6, “Commitments and Contingencies” to our audited consolidated financial statements included herein.
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
Prices of certain commodity products, including gas prices, are historically volatile and subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs, inflation, the military conflict between Russia and Ukraine and the current state of war between Israel and Hamas and the related risk of a larger regional conflict. Increasing prices in the component materials for the goods or services of our clients may impact their ability to maintain or increase their spend with us and their ability to pay their invoices on time. Rapid and significant changes in commodity prices may negatively affect our revenue if our clients are unable to mitigate inflationary increases through various customer pricing actions and cost reduction initiatives. This could also negatively impact our net dollar retention and our collections on accounts receivable.
Regulation and Maturation of Cannabis Markets
We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult-use and the regulatory environment continues to develop. Currently, forty states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam and the Northern Mariana have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only two states continue to prohibit cannabis entirely. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 16-year operating history to enter new markets.
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
Furthermore, we compete with cannabis-focused and general two-sided marketplaces, internet search engines, delivery companies and various other newspaper, television and media companies and other software providers. We expect competition to intensify in the future as the regulatory regime for cannabis becomes more settled and the legal market for cannabis becomes more accepted, which may encourage new participants to enter the market, including established companies with substantially greater financial, technical and other resources than existing market participants. Our current and future competitors may also enjoy other competitive advantages, such as greater name recognition, more offerings and larger marketing budgets.
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
Our revenues are derived primarily from monthly subscriptions to Weedmaps for Business, featured and deal listings, other ad solutions and WM Dispatch. Our Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured and deal listings and other ad solutions are offered as add-on products to the Weedmaps for Business subscriptions. Featured and deal listings provide customers with premium placement ad solutions and discount and promotion pricing tools. Other ad solutions include banner ads and promotion tiles on our marketplace ad as well as other advertising products on and off the Weedmaps marketplace. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. We rarely need to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, we recognize revenue in proportion to the standalone selling prices of the underlying services at contract inception.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of gain resulting from the discharge of a holdback obligation related to a prior acquisition, change in fair value of warrant liability, TRA liability remeasurement, political contributions, interest income, interest expense, financing fees and other tax related expenses.
Provision for Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more-likely-than-not that all or a portion of a deferred tax asset will not be recognized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. See Note 15, “Income Taxes,” to our consolidated financial statements included herein.

Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under Item.7 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on May 24, 2024, as amended by Amendment No. 1, filed with the SEC on August 30, 2024, which are available free of charge on the SEC’s website at https://www.sec.gov and at our investor relations website, https://ir.weedmaps.com.
The following table sets forth our results of operations for the periods presented and expresses the relationship of certain line items as a percentage of revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2024		2023
	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)
Revenues	$184,514	100.0%	$187,993	100.0%

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	9,019	4.9%	12,527	6.7%
Sales and marketing	40,424	21.9%	47,073	25.0%
Product development	36,426	19.7%	36,001	19.2%
General and administrative	70,619	38.3%	74,313	39.5%
Depreciation and amortization	13,278	7.2%	12,133	6.5%
Asset impairment charges	—	—%	24,403	13.0%
Total costs and expenses	169,766	92.0%	206,450	109.8%
Operating income (loss)	14,748	8.0%	(18,457)	(9.8)%
Other income (expenses), net
Change in fair value of warrant liability	—	—%	1,505	0.8%
Change in tax receivable agreement liability	(2,773)	(1.5)%	(1,256)	(0.7)%
Other income	258	0.1%	2,574	1.4%
Income (loss) before income taxes	12,233	6.6%	(15,634)	(8.3)%
Provision for income taxes	46	—%	93	—%
Net income (loss)	12,187	6.6%	(15,727)	(8.4)%
Net income (loss) attributable to noncontrolling interests	4,548	2.5%	(5,829)	(3.1)%
Net income (loss) attributable to WM Technology, Inc.	$7,639	4.1%	$(9,898)	(5.3)%
Comparison of Years Ended December 31, 2024 and 2023
Revenues
The following table summarizes our disaggregated revenue information:

	Years Ended December 31,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Revenues	$184,514	$187,993	$(3,479)	(2)%

Revenues decreased by $3.5 million, or 2%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in revenue from our Featured Listings and WM Deal products of $11.5 million driven by our clients continuing to face constrained marketing budgets, the ongoing consolidation of our industry, specifically amongst our client base and a loss in revenue from products that were sunset in December 2023, partially offset by an increase in revenues from our Weedmaps for Business of $7.4 million driven by favorable pricing changes.

For the year ended December 31, 2024, Featured Listings, WM Deal products, Weedmaps for Business and other ad solutions represented approximately 63%, 29% and 8% of our total revenues, respectively.
Costs and Expenses
The following table shows our total costs and expenses:

	Years Ended December 31,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$9,019	$12,527	$(3,508)	(28)%
Sales and marketing	40,424	47,073	(6,649)	(14)%
Product development	36,426	36,001	425	1%
General and administrative	70,619	74,313	(3,694)	(5)%
Depreciation and amortization	13,278	12,133	1,145	9%
Asset impairment charges	—	24,403	(24,403)	(100)%
Total costs and expenses	$169,766	$206,450	$(36,684)	(18)%
Cost of Revenues
The decrease in cost of revenues was primarily related to a decrease of $2.5 million in cost of revenues associated with multi-channel marketing and cloud communication platforms, primarily due to the sunset in December 2023 of certain products and a decrease of $1.0 million in server costs.
Sales and Marketing Expenses
The decrease in sales and marketing expenses was primarily related to a decrease in personnel-related costs of $5.5 million and a decrease in advertising expense of $1.1 million. The decrease in personnel-related costs of $5.5 million were primarily due to decreases in salaries and wages of $3.0 million, bonus expense of $1.4 million, stock-based compensation expense of $1.3 million and payroll tax expense of $0.2 million, partially offset by an increase in vacation expense of $0.4 million.
Product Development Expenses
The increase in product development expenses was primarily due to increases in outside and professional service costs of $2.3 million partially offset by decreases in personnel-related costs of $1.9 million. The decrease in personnel-related costs was primarily due to decreases in salaries and wages of $0.4 million, bonus expense of $0.5 million, stock-based compensation expense of $0.7 million and vacation expense of 0.4 million, partially offset by an increase in payroll tax expense of $0.1 million.
General and Administrative Expenses
The decrease in general and administrative expenses was primarily due to decreases in personnel-related costs of $3.6 million, provision for credit losses of $1.9 million, rent and facilities expense of $2.1 million due to lease modification and termination, software expense of $0.7 million, partially offset by $1.5 million charge recorded in the second quarter of 2024 related to the settlement of the SEC matter and increase in outside and professional service expense of $3.1 million. See Note 6, “Commitments and Contingencies” to the consolidated financial statements for additional information related to the settlement of the SEC matter.
Depreciation and Amortization
The increase in depreciation and amortization expense was primarily due to an increase of $2.4 million in depreciation primarily from capitalized software amortization, partially offset by a decrease of $1.2 million in amortization of intangible assets.
Asset Impairment Charges
The decrease in asset impairment charges was primarily due to $24.4 million in asset impairment charges from 2023. In 2023, we recorded $10.9 million in impairment of operating lease ROU asset, $1.3 million in impairment of leasehold improvement associated with our office space in Los Angeles, California, $8.7 million in impairment of intangible assets, capitalized software and property and equipment associated with the sunset of certain product offerings in December 2023 and $3.5 million related to the impairment of an equity investment. See Note 2, “Summary of Significant Accounting Policies” and Note 5, “Leases,” to our consolidated financial statements for further discussion.

Other Income (Expense), net

	Years Ended December 31,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$—	$1,505	$(1,505)	(100)%
Change in tax receivable agreement liability	(2,773)	(1,256)	(1,517)	121%
Other income	258	2,574	(2,316)	(90)%
Other income (expense), net	$(2,515)	$2,823	$(5,338)	(189)%
Other income (expense), net decreased by $5.3 million for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily due to changes in fair value of warrant liability of $1.5 million and a non-cash gain of $3.7 million in 2023 associated with the discharge of a holdback obligation related to a prior acquisition, an increase in TRA liability of $1.5 million, a decrease in property and other taxes of $1.0 million and an increase in net interest income of $0.4 million.
Provision for Income Taxes

	Years Ended December 31,		Change
	2024	2023	($)	(%)
	(dollars in thousands)
Provision for income taxes	$46	$93	$(47)	(51)%
For the years ended December 31, 2024 and 2023, we recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on our net deferred assets. See Note 15, “Income Taxes,” to our consolidated financial statements included herein.
Seasonality
The cannabis industry has certain industry holidays that in recent years have resulted in increased purchases by cannabis consumers. Such “holidays” include, but are not limited to 420, July 10th and Green Wednesday. Likewise, our clients will typically increase spend heading into these events. We also typically invest in marketing spend around these holidays which can create some seasonality in our sales and market expenses from quarter to quarter. While seasonality has not had a significant impact on our results in the past, our clients may experience seasonality in their businesses which in turn can impact the revenue generated from them. Our business may become more seasonal in the future and historical patterns in our business may not be a reliable indicator of future performance.
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	As of December 31,
	2024	2023
	(in thousands)
Cash	$51,966	$34,350
Accounts receivable, net	$10,060	$11,158
Working capital	$39,079	$17,771
As of December 31, 2024 and December 31, 2023, we had cash of $52.0 million and $34.4 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our short-term and long-term liquidity requirements from cash and working capital on hand at December 31, 2024, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

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
Cash Flows

	Years Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$36,676	$22,928
Net cash used in investing activities	$(11,637)	$(11,871)
Net cash used in financing activities	$(7,423)	$(5,290)
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
Net cash provided by operating activities for the year ended December 31, 2024 was $36.7 million, which resulted from net income of $12.2 million, together with net cash outflows of $4.5 million from changes in operating assets and liabilities, and non-cash items of $29.0 million, consisting of stock-based compensation expense of $9.2 million, depreciation and amortization of $13.3 million, amortization of right of use lease assets of $3.8 million, TRA remeasurement of $2.8 million, partially offset by gain on lease termination of $0.1 million. Net cash outflows from changes in operating assets and liabilities were primarily due to a decrease in operating lease liabilities of $5.6 million, an increase in prepaid expenses and other assets of $0.5 million and a decrease in deferred revenue of $0.5 million, partially offset by a decrease in accounts receivable of $1.1 million and an increase in accounts payable and accrued expenses of $1.0 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash used in operating activities for the year ended December 31, 2023 was $22.9 million, which resulted from net loss of $15.7 million, together with net cash outflows of $14.2 million from changes in operating assets and liabilities, and non-cash items of $52.8 million, consisting of asset impairment charges of $24.4 million, stock-based compensation expense of $13.5 million, depreciation and amortization of $12.1 million, amortization of right of use lease assets of $4.9 million, provision for credit losses of $1.8 million, TRA remeasurement of $1.3 million, partially offset by a gain from the discharge of a holdback obligation related to a prior acquisition of $3.7 million, and the change in fair value of warrant liability of $1.5 million. Net cash outflows from changes in operating assets and liabilities were primarily due to a decrease in accounts payable and accrued expenses of $15.3 million, a decrease in operating lease liabilities of $6.3 million and a decrease in deferred revenue of $0.3 million, partially offset by a decrease in accounts receivable of $4.5 million and a decrease in prepaid expenses and other assets of $3.3 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $11.6 million, which resulted from $11.6 million cash paid for purchases of property and equipment, including certain capitalized software development cost.
Net cash used in investing activities for the year ended December 31, 2023 was $11.9 million, which resulted from $11.9 million cash paid for purchases of property and equipment, including certain capitalized software development cost.

Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 was $7.4 million, which resulted from $7.7 million of distribution payments to members of WMH LLC, $0.1 million in TRA payments and $0.4 million in proceeds from collection of related party note receivable.
Net cash from financing activities for the year ended December 31, 2023 was $5.3 million, which resulted from $4.2 million distribution payments to members of WMH LLC, $1.5 million for repayment of insurance premium financing and $0.4 million in proceeds from collection of related party note receivable.
Contractual Obligations and Commitments
We have non-cancellable contractual agreements primarily related to leases and other purchase obligations. As of December 31, 2024, future payments on our operating leases were $40.5 million. See Note 5, “Leases,” to our consolidated financial statements included herein. We also have minimum outstanding purchase obligations of $7.3 million in 2025 and $7.5 million in 2026, due under software license agreements, of which the majority relates to the remaining two years of our three-year AWS Enterprise agreement.
As of December 31, 2024 and December 31, 2023, our TRA liability was $4.4 million and $1.8 million, respectively. We expect that the payments we will be required to make under the TRA will not be substantial, and therefore, in conjunction with the recording a full valuation allowance on the related TRA deferred tax assets for the year ended December 31, 2022, we have also adjusted the TRA liabilities as of December 31, 2024 and December 31, 2023.
We will continue to evaluate the realization of the TRA tax attributes, and in the future, we may conclude that the TRA liability is probable of payment, and if the TRA is reinstated, the payments would be substantial. Assuming a reinstatement of the TRA liability, there are several assumptions that would be relevant such as, no material changes in relevant tax law, that there are no future redemptions or exchanges to Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, the tax savings associated with acquisitions of common units in the Business Combination would aggregate to approximately $165.7 million, as of December 31, 2024, over 15 years from the Closing Date. Under this scenario, we would be required to pay to the Class A Unit holders approximately 85% of such amount, or $140.8 million, as of December 31, 2024, over the 15-year period from the Closing Date. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to us over the life of the TRA and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the TRA. Payments under the TRA are not conditioned on the Class A Unit holders’ continued ownership of us. See Note 15, “Income Taxes,” to our consolidated financial statements included herein.
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
We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, capitalized software development costs, provision (recovery) for credit losses, goodwill and intangible assets and fair value measurements to have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included herein.
Critical Accounting Policies
Revenue Recognition
We recognize revenue when the fundamental criteria for revenue recognition are met. We recognize revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We exclude sales taxes and other similar taxes from the measurement of the transaction price. The Company’s contract with customers do not contain general rights of return. However, adjustments to the standard pricing may occur for selected customers on a case-by-case basis. Revenue reflects the transaction price, including any adjustments, that the Company expects to receive for such goods and services. Transaction price adjustments are primarily related to our Together for Equity Access and Legislation, (“WM Teal”), program, through which we provide free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. We provide these transaction price adjustments to license holders who were awarded special status by the state based on owner qualifications. Special status is typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by us on the applicable state’s website. For the years ended December 31, 2024 and 2023, total transaction price adjustments issued were $5.5 million and $4.2 million, respectively. For clients that pay in advance for listing and other services, we record deferred revenue and recognize revenue over the applicable subscription term.
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
Revenue for service contracts that are not probable of collection is not recognized until the contract is completed and payment is received. Collectability is reassessed when there is a significant change in facts or circumstances. When a customer is identified to be a significant collection risk, we fully reserve for all outstanding accounts receivable and records a credit loss for these receivables. Revenue for any new service provided to the customer is not probable of collection until we have collected or reached a settlement on the customers old outstanding accounts receivable balances. We apply all payments received against the customers oldest invoices and we do not recognize revenue for any new services provided until we have collected or reached a settlement on all prior outstanding accounts receivable. Collectability is reassessed when there is a significant change in facts or circumstances. The assessment of collectability considers whether we may limit its exposure to credit risk through its right to stop transferring additional service in the event the customer is delinquent. For more information, refer to Note 3, “Revenue from Contracts with Customers,” of our consolidated financial statements included herein.
For the year ended December 31, 2024, we changed our presentation of the line item previously reported as “Net revenue” to “Revenue” in our consolidated statements of operations. The change is solely to reflect that the adjustments to revenue are more appropriately considered to be adjustments to the transaction price rather than customer credits. Therefore, we concluded that the line item is more accurately characterized as “Revenue” in our consolidated statements of operations. Accordingly, for the year ended December 31, 2024, we changed the reporting line to “Revenue” which is determined in the same manner as our previously reported “Net revenue”, and the only change is the description of the line item. See Note 2. “Revenue Recognition” of our consolidated financial statements for additional information.

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
In connection with the Business Combination, we entered into a TRA with continuing members that provides for a payment to the continuing members of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH Units. In connection with such potential future tax benefits resulting from the Business Combination and subsequent redemptions or exchanges of WMH Units, we have established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. Our calculation of the TRA asset and liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. As of December 31, 2024 and December 31, 2023, TRA liability were $4.4 million and $1.8 million.
Based on the weight of all available evidence, both positive and negative, we determined during the three months ended December 31, 2022 that a full valuation allowance was required against our net deferred tax assets. We continued the remeasurement of the valuation allowance during the year ended December 31, 2024 and determined that a full valuation allowance was required as of December 31, 2024. See Note 15, “Income Taxes,” to our consolidated financial statements included herein.
Stock-based Compensation
We measure fair value of employee stock-based compensation awards on the date of grant and allocate the related expense over the requisite service period. The fair value of restricted stock units and performance-based restricted stock units without market conditions is equal to the market price of our Class A common stock on the date of grant. The fair value of performance-based restricted stock units with market conditions is measured using a Monte Carlo simulation. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. When awards include a performance condition of the Company that impacts the vesting of the award, we record compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. When awards include a performance condition of the markets, the vesting of the award is dependent upon the attainment of a target stock price. Forfeitures of stock-based awards are recognized as they occur and we record compensation cost over the derived service period. For the years ended December 31, 2024 and 2023, we recognized stock-based compensation expense of $9.2 million and $13.5 million, respectively. See Note 13, “Stock-based Compensation,” to our consolidated financial statements included herein.
Capitalized Software Development Costs
We capitalize certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions. In accordance with authoritative guidance, we capitalize these costs when the preliminary development project stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and performed as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. The accounting for website and internal-use software costs requires us to make significant judgment, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the years ended December 31, 2024 and 2023, we capitalized $11.6 million and $13.1 million of costs related to the development of software applications.
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
We calculate the expected credit losses on a pool basis for those trade receivables that have similar risk characteristics. For those trade receivables that do not share similar risk characteristics, the allowance for expected credit losses is calculated on an individual basis. Risk characteristics relevant to our accounts receivable include balance of customer account and aging status. The allowance for credit losses was $1.2 million and $8.7 million as of December 31, 2024 and December 31, 2023, respectively. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included herein.
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

Goodwill is not amortized and is subject to annual impairment testing, or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is assessed for impairment annually on December 31. For the year ended December 31, 2024, in accordance with our annual assessment policy, we opted to bypass the qualitative assessment and performed a quantitative assessment to test goodwill for impairment. As part of our impairment assessment, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. Changes in these inputs could materially affect the results of our impairment review. In conducting our quantitative assessment, we determined that the fair value of our goodwill substantially exceeded its carrying amount by approximately 95%, and as a result, no impairment existed as of the annual assessment date of December 31, 2024. If our forecasts of cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit would be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. No goodwill impairment charges were recorded for the years ended December 31, 2024 and 2023.
Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. No intangible asset impairment charges have been recorded for the year ended December 31, 2024. We recorded an impairment charge of $6.1 million for the year ended December 31, 2023 related to intangible assets associated with certain product offerings that were sunset in December 2023, which is included in asset impairment charges in the consolidated statements of operations. See Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Goodwill and Intangible Assets,” to these consolidated financial statements for additional information.
Other Long-Lived Assets
We assess potential impairments to our long-lived assets, which includes property and equipment and operating lease assets, at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2024 and December 31, 2023, our operating leases had a weighted average remaining lease term of 6.0 years and 6.3 years and a weighted-average discount rate of 10.0% and 9.8%, respectively. Our lease agreements do not provide an implicit rate and as a result, we used an estimated incremental borrowing rate, which was derived from third-party information available at the time we adopted Accounting Standards Codification (“ASC”) 842 in determining the present value of future lease payments. The rate used is for a secured borrowing of a similar term as the right of use asset. The fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent.
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
In 2024, we amended our lease associated with our corporate headquarters located in Irvine, California. The amendment extended the lease term five years through February 2030 and reduced the leased square footage. The lease extension was accounted for as a lease modification, and we remeasured the lease liability and ROU asset using an incremental borrowing rate of 11.5% and recognized a non-cash lease liability of $3.0 million and the related non-cash ROU asset of $3.0 million. The lease classification remained as an operating lease. We also paid $0.1 million to terminate a lease agreement for one of our offices. In conjunction with the early lease termination, we reported a gain of $0.1 million which is recognized as a reduction to the related lease expense. We also de-recognized the remaining ROU asset of $0.2 million and a lease liability of $0.4 million on the consolidated balance sheet related to the early lease termination.
In 2023, we recognized a ROU asset impairment charge of $10.9 million and impairment of related leasehold improvements of $1.3 million, driven by updated sublease assumptions for our office space in Los Angeles, California, pursuant to an operating lease that expires in 2031. The ROU impairment charges are included in asset impairment charges in the consolidated statements of operations.

We assess impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. We did not have any impairment charges related to property and equipment for the year ended December 31, 2024. For the year ended December 31, 2023, we recorded impairment charges of $3.9 million of which $2.7 million related to property and equipment associated with certain product offerings that were sunset in December 2023 and $1.3 million related to leasehold improvements associated with the impairment of a ROU asset both of which are included in asset impairment charges in the consolidated statements of operations.
Fair Value Measurements
In connection with the Business Combination, we assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants. As of December 31, 2024, 12,499,973 of the Public Warrant and all of the Private Placement Warrants remained outstanding. The warrants are measured at fair value under ASC 820 - Fair Value Measurements. The fair value of the Public Warrants is classified as Level 1 financial instruments and is based on the publicly listed trading price of our Public Warrants. The fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact our results of operations in future periods. As of December 31, 2024 and December 31, 2023, warrant liability was $0.6 million. See Note 7, “Fair Value Measurements,” to our consolidated financial statements included herein.
Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2, “Summary of Significant Accounting Policies,” such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our current operations.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is contained in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements on pages F-1 through F-30 of this Annual Report and is incorporated herein by reference.
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
With the foregoing in mind, our chief executive officer and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of

December 31, 2024, our disclosure controls and procedures were not effective due to the ongoing material weaknesses in internal control over financial reporting described below.
Changes in Internal Control Over Financial Reporting
While we continue to implement design enhancements to our internal control procedures, we believe that, other than the changes described below regarding the ongoing remediation efforts, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2024, our internal control over financial reporting was not effective due to the ongoing material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2024, we have an ongoing entity-level material weakness that was identified in the years ended December 31, 2023 and 2022, and for which remediation efforts continued in the year ended December 31, 2024 as further described below.
•We did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, information and communication, and monitoring activities components, relating to (i) developing general control activities over technology to support the achievement of objectives across the entity, (ii) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, and (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels.
The entity-level material weakness contributed to material weaknesses within our system of internal control over financial reporting as follows:
Unremediated material weaknesses identified in the years ended December 31, 2024, 2023 and 2022
1.We did not design and maintain effective information technology (IT) general controls for certain information systems supporting our key financial reporting processes, including for our enterprise resource planning (ERP) system and for certain in-scope on-premise and vendor-supported applications. Specifically, we did not design, implement and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, and (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production. As a result, IT application controls and business process controls that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all of our financial statement account balances and disclosures.

2.We did not design and maintain effective process-level controls related to the order-to-cash cycle (including revenues, accounts receivables, and deferred revenue), procure-to-pay-cycle (including operating expenses, prepaid expenses and other current assets, accounts payable and accrued expenses), capitalized software and long-term assets. As of December 31, 2024, we also concluded that this material weakness applied to the payroll cycle and income taxes. This material weakness could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Our independent registered public accounting firm, Moss Adams, LLP, has issued an audit report on the our internal control over financial reporting, which appears in Part IV, Item 15 of this Annual Report Form 10-K.
Remediation
With the oversight of management and the audit committee of our board of directors, we continue to actively take the appropriate steps toward the remediation of the underlying causes of the material weaknesses described above. We are committed to maintaining a strong internal control environment and implementing measures designed to ensure that the material weaknesses are remediated as soon as possible. We believe progress has been made toward remediation and we continue to implement our remediation plan. Until the remediation plan is fully implemented, tested, and deemed effective we cannot assure that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected and could reduce the market’s confidence in our financial statements and harm our stock price.
Remediation Efforts to Address Ongoing Material Weaknesses
Our remediation efforts for material weaknesses identified in both the current and prior years are still ongoing. To date, we have taken the following actions to remediate certain aspects of the material weakness described above that, as of December 31, 2024, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:
•Improving the design and operation of controls related to revenue recognition including the identification of performance obligations and establishment of policies over the order-to-cash cycle, including policies over our treatment of cash basis customers.
•Segregating access in our ERP system and certain on-premise applications.
•Filling certain key positions in our finance and technology organizations with individuals possessing public company knowledge and experience.
•Commencing configuration of our new ERP system, which will replace our legacy ERP system in year ended December 31, 2025.
•Removing developers’ administrative access from production systems.
•Removing the ability for certain users, including developers, to access other users’ accounts.
•Implementing audit trails to log and monitor system configuration and data changes made by users to detect erroneous or unauthorized changes.
ITEM 9B.    OTHER INFORMATION
Insider Trading Arrangements
Rule 10b5-1 Trading Arrangements
A portion of the compensation of our directors (as defined in Rule 16a-1(f) under the Exchange Act) is in the form of equity awards and, from time to time, directors engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other of our securities, including to satisfy tax withholding obligations when equity awards vest, and for diversification or other personal reasons.
Transactions in our securities by directors are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information. During the quarter ended December 31, 2024, each of the following directors adopted a “Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K. All trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

The table below shows the contracts, instructions or written plans adopted or terminated during the quarters ended September 30, 2024 and December 31, 2024 providing for the purchase and/or sale of our securities by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act).

Name and Title	Adoption Date	Action	Start Date	End Date[2]	Total Class A Common Stock to be Sold
Anthony Bay, Director[1]	9/13/2024	Adoption	3/7/2025	7/30/2025	54,451
Glen Ibbott, Director	11/18/2024	Adoption	6/1/2025	7/30/2025	50,505
Olga Gonzalez, Director	9/4/2024	Adoption	6/21/2025	7/30/2026	125,000
Brenda Freeman, Director	9/4/2024	Adoption	6/21/2025	7/30/2026	125,000
Scott Gordon, Director	9/10/2024	Adoption	6/21/2025	7/30/2027	283,018
1 On September 13, 2024, Anthony Bay, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1, which superseded and terminated Mr. Bay’s previous stock trading plan that was originally adopted on June 13, 2023 (“Prior Bay Plan”). The Prior Bay Plan provided for sale of up to 95,395 shares of our Class A Common Stock upon vesting of RSU awards to satisfy tax withholding obligations.
2 Each plan terminates on the earlier of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the plan have been executed; or (iii) such date the plan is otherwise terminated according to its terms.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference to the information as set forth under the captions “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.
Code of Conduct
We have adopted a Code of Conduct (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at ir.weedmaps.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Report. In addition, it is our practice to comply with the applicable laws and regulations relating to insider trading.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the information as set forth under the captions “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.
Clawback Policy
In 2023, we adopted our Incentive Compensation Recoupment Policy in compliance with requirements under the Dodd Frank Wall Street Reform and Consumer Protection Act and related Nasdaq listing rules, which was amended and restated on November 7, 2024.
In connection with the filing of our Annual Report on Form 10-K for fiscal year 2023 (“2023 10-K”), we restated our financial statements for each of the first three quarters of fiscal year 2023 in the 2023 10-K (“Restatement”).
We determined that the Restatement would not result in the recoupment of any compensation because the variable incentive compensation for our executive officers is calculated and paid based on year-end financial results, including year-end revenue and year-end Adjusted EBITDA targets, which are not finalized until our year-end financial close processes and audit have been completed. For the year ended December 31, 2023, we based our determination of variable incentive compensation for our executive officers based on our 2023 year-end financial results for revenue and Adjusted EBITDA. The variable component of our executive compensation program consists of cash-based bonus opportunities and long-term incentive compensation, including in the form of performance-based restricted stock units (“PRSUs”). Cash-based bonus opportunities for 2023 were delivered through a short-term incentive plan (“STIP”) and achievement of bonus amounts under the STIP were based on our 2023 year-end revenue and 2023 year-end Adjusted EBITDA. PRSUs that were outstanding during the year ended December 31, 2023 had performance goals based on 2023 year-end revenue and 2023 year-end Adjusted EBITDA. Accordingly, our determination of whether any performance goals were achieved with respect to the STIP or outstanding PRSUs took place at the end of the year ended December 31, 2023, after taking into account any adjustments to the first three quarters of 2023 that resulted from the Restatement.
Accordingly, the Restatement did not impact our executive compensation payments because the variable portion of our executive compensation payments was calculated and finalized based on financial results provided in our year-end financial statements. As a result, our Compensation Committee determined that there were no payments required to be pursued under our Incentive Compensation Recoupment Policy.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to the information as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to the information as set forth under the caption “Certain Relationships and Related Person Transactions” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to the information as set forth under the caption “Principal Accountant Fees and Services” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

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
3. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

		Incorporated by Reference
Exhibit No.	Description	Form	File no.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated December 10, 2020, by and among Silver Spike, Merger Sub, WMH, and the Holder Representative named therein	8-K	001-39021	2.1	December 10, 2020
3.1	Certificate of Incorporation of the Company	8-K	001-39021	3.1	June 22, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-39021	3.2	June 22, 2021
4.1	Form of Common Stock Certificate of the Company	8-K	001-39021	4.1	June 22, 2021
4.2	Form of Warrant Certificate of the Company	8-K	001-39021	4.2	June 22, 2021
4.3	Warrant Agreement, dated as of August 7, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39021	4.1	August 12, 2019
4.5	Description of Securities	10-K	001-39021	4.5	February 25, 2022
10.1	Exchange Agreement, dated as of June 16, 2021, by and among the Company, Silver Spike Sponsor and the other parties thereto	8-K	001-39021	10.1	June 22, 2021
10.2	Tax Receivable Agreement, dated as of June 16, 2021, by and among the Company and the other parties thereto	8-K	001-39021	10.2	June 22, 2021
10.3	Fourth Amended and Restated Operating Agreement of WMH LLC	8-K	001-39021	10.3	June 22, 2021
10.4	Form of Subscription Agreement	8-K	001-39021	10.4	June 22, 2021
10.5	Amended and Restated Registration Rights Agreement, dated as of June 16, 2021, by and among the Company, Silver Spike Sponsor and the other parties thereto	8-K	001-39021	10.5	June 22, 2021
10.6#	Form of Indemnification Agreement by and between the Company and its directors and officers	8-K	001-39021	10.6	June 22, 2021
10.7#	WM Technology, Inc. 2021 Equity Incentive Plan	8-K	001-39021	10.7	June 22, 2021
10.7(a)(#)	Form of Stock Option Grant Notice	8-K	001-39021	10.7(a)	June 22, 2021
10.7(b)#	Form of RSU Award Grant Notice	8-K	001-39021	10.7(b)	June 22, 2021

10.8#	WM Technology, Inc. 2021 Employee Stock Purchase Plan	8-K	001-39021	10.8	June 22, 2021
10.9	Lease, dated as of November 11, 2013, by and between the Irvine Company LLC and Ghost Media Group, LLC, as amended	8-K	001-39021	10.12	June 22, 2021
10.10	First Amendment to Lease and Consent to Assignment, dated as of January 27, 2016, by and between Discovery Business Center LLC, as successor-in-interest to the Irvine Company LLC, and Ghost Management Group, LLC, as successor-in-interest to Ghost Media Group, LLC	8-K	001-39021	10.13	June 22, 2021
10.11	Second Amendment to Lease, dated as of April 7, 2017, by and between Discovery Business Center LLC and Ghost Management Group, LLC	8-K	001-39021	10.14	June 22, 2021
10.12	Third Amendment to Lease, dated as of December 29, 2017, by and between Discovery Business Center LLC and Ghost Management Group, LLC	8-K	001-39021	10.15	June 22, 2021
10.13	Fourth Amendment to Lease, dated May 3, 2018, by and between Discovery Business Center LLC and Ghost Management Group, LLC	8-K	001-39021	10.16	June 22, 2021
10.14	Fifth Amendment to Lease, dated as of September 30, 2024, by and between Discovery Business Center LLC and Ghost Management Group, LLC	10-Q	001-39021	10.2	November 12, 2024
10.15#	Amended and Restated WM Technology, Inc. Non-Employee Director Compensation Policy	8-K	001-39021	10.2	October 06, 2023
10.16#	Separation and Release Agreement, by and between Duncan Grazier and WM Technology, Inc, dated August 07, 2024	10-Q	001-39021	10.1	November 12, 2024
10.17#	Employment Agreement, dated August 23, 2019, by and between Ghost Management Group, LLC and Duncan Grazier	10K	001-39021	10.19	March 16, 2023
10.18#	Employment Agreement, dated November 7, 2024, by and between Ghost Management Group, LLC, a subsidiary of WM Technology, Inc. and Douglas Francis	10-Q	001-39021	10.3	November 12, 2024
10.19#	Employment Agreement, dated December 2, 2024, by and between Ghost Management Group, LLC, a subsidiary of WM Technology, Inc. and Sarah Griffis
10.20#	Employment Agreement, dated April 4, 2019, by and between the Company and Brian Camire	10K	001-39021	10.2	May 24, 2024
10.20#	Executive Services Agreement, dated July 16, 2023, by and between SeatonHillPartners, L.P. and WM Technology Inc.	10-Q	001-39021	10.1	August 09, 2023
10.21#	Amendment to Executive Services Agreement, by and between SeatonHillPartners, L.P. and WM Technology Inc., dated February 26, 2024	10-K	001-39021	10.23	May 24, 2024
19.1	Insider Trading Policy
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Moss Adams, LLP
24.1	Power of Attorney (included on signature page)
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Incentive Compensation Recoupment (Clawback) Policy	10-K	001-39021	97	May 24, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
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
None.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WM TECHNOLOGY, INC.

Date:	March 13, 2025	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Chief Executive Officer
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

Signature	Title	Date

/s/ Douglas Francis	Chief Executive Officer	March 13, 2025
Douglas Francis	(Principal Executive Officer)

/s/ Susan Echard	Chief Financial Officer	March 13, 2025
Susan Echard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tony Aquila	Director	March 13, 2025
Tony Aquila

/s/ Anthony Bay	Director	March 13, 2025
Anthony Bay

/s/ Brenda Freeman	Director	March 13, 2025
Brenda Freeman

/s/ Olga Gonzalez	Director	March 13, 2025
Olga Gonzalez

/s/ Scott Gordon	Director	March 13, 2025
Scott Gordon

/s/ Glen Ibbott	Director	March 13, 2025
Glen Ibbott

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
WM Technology, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WM Technology, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements operations, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
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

The entity level material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting:
•The Company did not design and maintain effective information technology (IT) general controls for certain information systems supporting its key financial reporting processes, including for its enterprise resource planning (ERP) system and certain in-scope on-premise and vendor-supported applications. Specifically, the Company did not design, implement and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, and (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production. As a result, IT application controls and business process controls that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all of the Company’s financial statement account balances and disclosures.
•The Company did not design and maintain effective process-level controls related to the order-to-cash cycle (including revenues, accounts receivables, and deferred revenue), procure-to-pay-cycle (including operating expenses, prepaid expenses and other current assets, accounts payable and accrued expenses), payroll cycle, income taxes, capitalized software, and long-term assets.
We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2024, and our opinion on such consolidated financial statements was not affected.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s revenues are derived primarily from monthly subscriptions to Weedmaps for Business, featured and deal listings and other WM Ad solutions. Featured and deal listings and other WM Ad solutions are offered as add-on products to the Weedmaps for Business subscriptions. Featured and deal listings provide customers with premium placement ad solutions and discount and promotion pricing tools. Other WM Ad solutions include banner ads and promotion tiles on the Company’s marketplace as well as other advertising products on and off the Weedmaps marketplace. The price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the services are provided. The Company’s total revenues were $184.5 million for the year ended December 31, 2024.
The principal consideration for our determination that performing procedures related to revenue recognition is a critical audit matter was the significant auditor judgment required to evaluate the accuracy and occurrence of revenue transactions due to the degree of subjectivity in applying audit procedures, the nature and extent of audit effort, and the nature of the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design of internal controls related to the Company’s process-level controls relating to the recognition of revenue. As described in the “Basis for Opinions” section, a material weakness was identified related to this matter. Our audit procedures related to the accuracy and occurrence of revenue transactions included the following, among others:
•Obtaining an understanding and evaluating the Company’s revenue recognition policy to recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.
•Testing a selection of subscription fee and SaaS solution offering transactions by -
◦Obtaining and inspecting source documents, such as contracts, terms of conditions, and payment receipts in order to evaluate the criteria to recognize revenue were met.
◦Directly observing the delivery of these services on the marketplace during the year and tracing the transactions to the information obtained using source documents.
•Evaluating the sufficiency of audit evidence obtained and testing the completeness and accuracy of the reports used as part of our testing.

/s/ Moss Adams LLP

Irvine, California
March 13, 2025

We have served as the Company’s auditor since 2023.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2024	2023
Assets
Current assets
Cash	$51,966	$34,350
Accounts receivable, net	10,060	11,158
Prepaid expenses and other current assets	7,486	5,978
Total current assets	69,512	51,486
Property and equipment, net	24,075	24,255
Goodwill	68,368	68,368
Intangible assets, net	1,952	2,507
Right-of-use assets	14,695	15,629
Other assets	3,264	4,776
Total assets	$181,866	$167,021
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$20,102	$21,182
Deferred revenue	5,433	5,918
Operating lease liabilities, current	3,492	6,493
Tax receivable agreement liability, current	1,406	122
Total current liabilities	30,433	33,715
Operating lease liabilities, non-current	26,601	26,550
Tax receivable agreement liability, non-current	3,006	1,634
Warrant liability	585	585
Other long-term liabilities	1,174	1,386
Total liabilities	61,799	63,870
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 99,033,110 shares issued and outstanding at December 31, 2024 and 94,383,053 shares issued and outstanding at December 31, 2023	10	9
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 54,319,542 shares issued and outstanding at December 31, 2024 and 55,486,361 shares issued and outstanding at December 31, 2023	5	5
Additional paid-in capital	92,941	80,884
Accumulated deficit	(56,879)	(64,518)
Total WM Technology, Inc. stockholders’ equity	36,077	16,380
Noncontrolling interests	83,990	86,771
Total stockholders’ equity	120,067	103,151
Total liabilities and stockholders’ equity	$181,866	$167,021
The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share data)

	Years Ended December 31,
	2024	2023
Revenues	$184,514	$187,993

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	9,019	12,527
Sales and marketing	40,424	47,073
Product development	36,426	36,001
General and administrative	70,619	74,313
Depreciation and amortization	13,278	12,133
Asset impairment charges	—	24,403
Total costs and expenses	169,766	206,450
Operating income (loss)	14,748	(18,457)
Other income (expenses), net
Change in fair value of warrant liability	—	1,505
Change in tax receivable agreement liability	(2,773)	(1,256)
Other income	258	2,574
Income (loss) before income taxes	12,233	(15,634)
Provision for income taxes	46	93
Net income (loss)	12,187	(15,727)
Net income (loss) attributable to noncontrolling interests	4,548	(5,829)
Net income (loss) attributable to WM Technology, Inc.	$7,639	$(9,898)

Class A Common Stock:
Basic income (loss) per share	$0.08	$(0.11)
Diluted income (loss) per share	$0.08	$(0.11)

Class A Common Stock:
Weighted average basic shares outstanding	96,254,679	93,244,911
Weighted average diluted shares outstanding	97,103,304	93,244,911

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total WM Technology, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2022	92,062,468	$9	55,486,361	$5	$67,986	$(54,620)	$13,380	$101,397	$114,777
Stock-based compensation	—	—	—	—	14,385	—	14,385	516	14,901
Distributions	—	—	—	—	—	—	—	(7,187)	(7,187)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for employee taxes	2,242,930	—	—	—	(6)	—	(6)	—	(6)
Discharge of holdback obligation related to a prior acquisition	—	—	—	—	(1,612)	—	(1,612)	(1,995)	(3,607)
Class A Common shares issued - Class P Unit exchange	77,655	—	—	—	131	—	131	(131)	—
Net income (loss)	—	—	—	—	—	(9,898)	(9,898)	(5,829)	(15,727)
As of December 31, 2023	94,383,053	$9	55,486,361	$5	$80,884	$(64,518)	$16,380	$86,771	$103,151
Stock-based compensation	—	—	—	—	10,073	—	10,073	214	10,287
Distributions	—	—	—	—	—	—	—	(5,555)	(5,555)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for employee taxes	3,307,383	1	—	—	(4)	—	(3)	—	(3)
Class A Common shares issued - Class A Unit exchange from Class V Unit	1,166,819	—	(1,166,819)	—	1,727	—	1,727	(1,727)	—
Class A Common shares issued - Class P Unit exchange	175,855	—	—	—	261	—	261	(261)	—
Net income	—	—	—	—	—	7,639	7,639	4,548	12,187
As of December 31, 2024	99,033,110	$10	54,319,542	$5	$92,941	$(56,879)	$36,077	$83,990	$120,067
The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$12,187	$(15,727)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,278	12,133
Change in fair value of warrant liability	—	(1,505)
Change in tax receivable agreement liability	2,773	1,256
Amortization of right-of -use lease assets	3,769	4,930
Asset impairment charges	—	24,403
Stock-based compensation	9,221	13,515
Discharge of holdback obligation related to prior acquisition	—	(3,705)
Gain on lease termination	(109)	—
Provision for credit losses	38	1,792
Changes in operating assets and liabilities:
Accounts receivable	1,060	4,488
Prepaid expenses and other current assets	(1,516)	3,335
Other assets	1,032	(40)
Accounts payable and accrued expenses	996	(15,275)
Deferred revenue	(485)	(338)
Operating lease liabilities	(5,568)	(6,334)
Net cash provided by operating activities	36,676	22,928

Cash flows from investing activities
Capitalized software and expenditures	(11,637)	(11,871)
Net cash used in investing activities	(11,637)	(11,871)

Cash flows from financing activities
Distributions	(7,682)	(4,218)
Repayment of insurance premium financing	—	(1,450)
Taxes paid related to net share settlement of equity awards	(4)	(6)
Proceeds from collection of related party note receivable	379	384
Tax receivable agreement payment	(116)	—
Net cash used in financing activities	(7,423)	(5,290)

Net increase in cash	17,616	5,767
Cash – beginning of year	34,350	28,583
Cash – end of year	$51,966	$34,350

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Years Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information

Cash (refunded from) paid for income taxes	$52	$38

Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$1,066	$1,386
Capitalized assets included in accounts payable and accrued expenses	$881	$1,041
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$3,015	$—

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
The Company’s business primarily consists of its commerce-driven marketplace (“Weedmaps”), and its fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace provides cannabis consumers with information regarding cannabis retailers and brands. In addition, the Weedmaps marketplace aggregates data from a variety of sources, including retailer point-of-sale solutions (“POS”), to provide consumers with the ability to browse by strain, price, cannabinoids and other information regarding locally available cannabis products, through the Company’s website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers (retailers complete orders and process payments outside of the Weedmaps marketplace as Weedmaps serves only as a portal, passing a consumer’s inquiry to the dispensary). The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. The Company believes the size, loyalty and engagement of its user base and the frequency of consumption of cannabis by its base makes the Weedmaps marketplace highly valuable to its clients.
Weedmaps for Business, the Company’s SaaS offering, is a comprehensive set of eCommerce and compliance software solutions catered towards cannabis retailers, delivery services and brands that streamline front and back-end operations and help manage compliance needs. With Weedmaps for Business, the Company offers an end-to-end platform for licensed cannabis retailers to comply with state law. The Company sells a monthly subscription offering to storefront, delivery and brand clients as well as upsell and add-on offerings to licensed clients. The Company also offers other add-on products for additional fees.
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
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the fiscal years presented. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.
For the year ended December 31, 2024, the Company changed its presentation of the line item previously reported as “Net revenue” to “Revenue” in the consolidated statements of operations. The change is solely to reflect that the adjustments to revenue are more appropriately considered to be adjustments to the transaction price rather than customer credits. Therefore, the Company concluded that the line item is more accurately characterized as “Revenue” in the consolidated statements of

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operations. Accordingly, for the year ended December 31, 2024, the Company changed the reporting line to “Revenue” which is determined in the same manner as the Company’s previously reported “Net revenue”, and the only change is the description of the line item.Principles of Consolidation
The consolidated financial statements include the accounts of WM Technology, Inc. and WMH LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the years ended December 31, 2024 and 2023.
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
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, forty states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only two states continue to prohibit cannabis entirely. Additionally, while a number of U.S. legislators have introduced various bills to legalize cannabis at the federal level, none of these bills has become law. Currently, under federal law, cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is still a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines, and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA can be a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. If any of the states that permit use of cannabis were to change their laws or the federal government was to actively enforce the CSA or other laws related to the federal prohibition on cannabis, the Company’s business could be adversely affected.
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
Accounts Receivable, Net
A receivable is recorded when an unconditional right to invoice and receive payment exists. Accounts receivable represents amounts related to receivables from customers. Receivables are shown net of allowance for credit losses which is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The Company measures credit losses on its trade accounts receivable using the current expected credit loss model under ASC 326 Financial Instruments – Credit Losses.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company calculates the expected credit losses on a pool basis for trade receivables that have similar risk characteristics. For trade receivables that do not share similar risk characteristics, the allowance for credit losses is calculated on an individual basis. Risk characteristics relevant to the Company’s accounts receivable include balance of customer account and aging status.
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $1.2 million as of December 31, 2024 and $8.7 million as of December 31, 2023, respectively.
As of December 31, 2024 and December 31, 2023, no customer accounted for more than 10% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for credit losses:

	Years Ended December 31,
	2024	2023
Allowance, beginning of year	$8,748	$12,232
Provision for credit losses	38	1,792
Write-off, net of recoveries	(7,543)	(5,276)
Allowance, end of year	$1,243	$8,748
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2024 and December 31, 2023, the carrying value of the Company’s investments in equity securities without a readily determinable fair value were $0.0 million.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value. The Company did not have any impairment charges related to investments in equity securities for the year ended December 31, 2024. For the year ended December 31, 2023, the Company recorded $3.5 million in impairment charges related to investments in equity securities. These impairment charges are included in asset impairment charges in the accompanying consolidated statements of operations.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation, amortization and asset impairment charges, and consist of internally developed software, computer equipment, motor vehicle, furniture and fixtures and leasehold improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and generally over three years for computer equipment, seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining term of the related lease. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the Company’s results of operations.
The Company assesses impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. The Company did not have any impairment charges related to property and equipment for the year ended December 31, 2024. For the year ended December 31, 2023, the Company recorded impairment charges of $3.9 million of which $2.7 million was related to property and equipment associated with certain product offerings that were sunset in December 2023 and $1.3 million was related to leasehold improvements associated with the impairment of a ROU asset both of which are included in asset impairment charges in the consolidated statements of operations.
Capitalized Software

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized website and internal-use software development costs are included in property and equipment in the accompanying consolidated balance sheets. The Company capitalizes certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions when (i) the preliminary development project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party contractors who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Maintenance and training costs are expensed as incurred. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. Product development costs include salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred.
During the years ended December 31, 2024 and 2023, the Company amortized $11.7 million and $7.7 million, respectively, of internal-use software development costs to subscription and support cost of revenues. For the years ended December 31, 2024 and 2023, the Company capitalized $11.6 million and $13.1 million, respectively, of costs related to the development of software applications. At December 31, 2024 and 2023, the accumulated amortization of capitalized internal-use software development costs was $24.5 million and $12.9 million, respectively.
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
In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. For the year ended December 31, 2024, in accordance with the Company’s annual assessment policy, the Company performed a quantitative assessment to test goodwill for impairment. As part of the impairment assessment, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. Changes in these inputs could materially affect the results of the impairment review. In conducting the quantitative assessment, the Company determined that the fair value of the goodwill substantially exceeded its carrying amount by approximately 95%, and as a result, no impairment existed as of the annual assessment date of December 31, 2024. If the forecasts of cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit would be adversely impacted, potentially leading to an impairment in the future that could materially affect the operating results. No goodwill impairment charges were recorded for the years ended December 31, 2024 and 2023.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. The Company did not have any impairment charges related to intangible assets for the year ended December 31, 2024. The Company recorded an impairment charge of $6.1 million for the year ended December 31, 2023 related to intangible assets associated with certain product offerings that were sunset in December 2023, which is included in asset impairment charges in the consolidated statements of operations. See Note 8, “Goodwill and Intangible Assets,” to these consolidated financial statements for additional information.
Leases
The Company’s operating leases consist of office space located primarily in the United States. The Company does not have any leases classified as financing leases. The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheets as both a right-of-use asset (“ROU”) and lease

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows. The impairment charges of ROU assets are included in asset impairment charges in the consolidated statements of operations. See Note 5, “Leases,” to these consolidated financial statements for additional information.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of December 31, 2024, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A equity holders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in change in fair value of warrant liabilities within the consolidated statements of operations at each reporting date. See Note 11, “Warrant Liability,” to these consolidated financial statements for additional information.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (expense), net on the consolidated statements of operations. See Note 15, “Income Taxes,” to these consolidated financial statements for additional information.
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. The Company’s contract with customers do not contain general rights of return. However, adjustments to the standard pricing may occur for selected customers on a case-by-case basis. Revenue reflects the transaction price, including any adjustments, that the Company expects to receive for such goods and services. Transaction price adjustments are primarily related to the Company’s Together for Equity Access and Legislation program, through which the Company provides free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. The Company provides these transaction price adjustments to license holders who were awarded special status by the state based on owner qualifications. Special status is typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by the Company on the applicable state’s website. For the years ended December 31, 2024 and 2023, total transaction price adjustments issued was $5.5 million and $4.2 million, respectively. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cost of Revenues (Exclusive of Depreciation and Amortization)
The Company’s cost of revenue primarily consists of web hosting, internet service costs, credit card processing costs and other third party services.
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $10.7 million and $11.8 million for the years ended December 31, 2024 and 2023, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.
Stock-Based Compensation
The Company measures fair value of employee stock-based compensation awards on the date of grant and allocates the related expense over the requisite service period. The fair value of restricted stock units and performance-based restricted stock units without market conditions is equal to the market price of the Company’s Class A common stock on the date of grant. The fair value of performance-based restricted stock units with market conditions is measured using a Monte Carlo simulation. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. The expected volatility is based on the historical volatility and implied volatilities for comparable companies, the expected life of the award is based on the simplified method. When awards include a performance condition of the Company that impacts the vesting of the award, the Company records compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. When awards include a performance condition of the markets, the vesting of the award is dependent upon the attainment of a target stock price. Forfeitures of such stock-based awards are recognized as they occur and the Company records compensation cost over the derived service period. See Note 13, “Stock-based Compensation,” to these consolidated financial statements for additional information.
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the Company’s 401(k) plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the years ended December 31, 2024 and 2023, the Company recognized $1.7 million and $2.3 million, respectively, of expenses related to employer contributions for the Company’s 401(k) plan.
Other Income (Expense), net
Other income (expense), net consists primarily of gain resulting from the discharge of a holdback obligation related to a prior acquisition, change in fair value of warrant liability, TRA liability remeasurement, political contributions, interest income, interest expense, financing fees and other tax related expenses.
Income Taxes
The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if the Company determines it is more-likely-than-not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. See Note 15, “Income Taxes,” to these consolidated financial statements for additional information.
Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to WM Technology, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.
Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if-converted method, as applicable. Potential common shares are excluded from the

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 14, “Earnings Per Share,” for additional information on dilutive securities.
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions and the Company’s cash balances at these institutions typically exceed the Federal Deposit Insurance Corporation limit. As of December 31, 2024 and December 31, 2023, the Company had cash balances that exceeded the deposit insurance limit with five financial institutions. The Company believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU as of December 31, 2024. See Note 4, “Segment Reporting,” for additional reportable segment disclosure.
The Company also reviewed other accounting pronouncements that became effective for the year ended December 31, 2024 and determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
◦Other ads solutions: Includes banner ads and promotion tiles on our marketplace as well as banner ads that can be tied to keyword searches. These products provide clients with targeted ad solutions in highly visible slots across our digital surfaces.
•WM Dispatch: Compliant, automated and optimized logistics and fulfillment last-mile delivery software (including driver apps) that helps clients manage their delivery fleets. This product streamlines the delivery experience from in-store to front-door.
In December 2023, the Company completed the sunset of WM AdSuite, WM CRM and WM Screens product offerings as it continues to focus our efforts on other Weedmaps for Business products that support the Weedmaps marketplace and improve the eCommerce experience for the Company’s clients and users.
Disaggregation of revenue
The following table summarizes the Company’s disaggregated revenue information (in thousands):

	Years Ended December 31,
	2024	2023

Revenues:
Featured and deal listings	$115,022	$126,546
Weedmaps for Business	54,170	46,730
Subtotal	169,192	173,276
Other ad solutions	15,322	14,717
Total revenues[1]	$184,514	$187,993
____________
1 Revenues include transaction price adjustments of $5.5 million in 2024 and $4.2 million in 2023. See “Revenue Recognition” of Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. The deferred revenue balance as of December 31, 2024 was $5.4 million and is expected to be fully recognized within the next twelve months. The deferred revenue balance as of December 31, 2023 was $5.9 million and was fully recognized in the first quarter of the following fiscal year. The Company generally invoices customers and receives payment on an upfront basis and payments do not include

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
Substantially all of the Company’s revenue has been generated in the United States for the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, approximately 53% of the Company’s revenue originated in California compared with 52% for the year ended December 31, 2023.
4.     Segment Reporting
The Company considers its product offerings as similar, in close proximity, and have aggregated them into one reportable segment, which constitutes consolidated results. Revenue from customers is derived principally from monthly subscription packages and other add-on products. The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. The accounting policies for the segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.”
The measure of segment assets is reported on the balance sheet as total consolidated assets. The majority of the Company’s revenue and total assets are within the United States. The CODM evaluates company-wide performance based on multiple performance measures (both GAAP and Non-GAAP measures), including, but not limited net income.
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Years Ended December 31,
	2024	2023
Revenues	$184,514	$187,993
Less (add):
Cost of revenues	9,019	12,527
Sales and marketing	40,424	47,073
Product development	36,426	36,001
General and administrative	70,619	74,313
Depreciation and amortization	13,278	12,133
Asset impairment charges	—	24,403
Other non-operating expense (income), net(1)	2,515	(2,823)
Provision for income taxes	46	93
Segment net income (loss)	$12,187	$(15,727)
1 Includes change in fair value of warrant liability, change in tax receivable agreement liability and other non-operating income and expense.
There are no reconciling items or adjustments between segment revenues, net income, total assets and consolidated revenues, net income, and total assets.
5.    Leases
The Company follows the guidance under ASC 842 - Leases for its operating leases. The Company’s operating leases consist of office space located primarily in the United States. The Company does not have any leases classified as financing leases.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of lease related costs, net for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost	$5,482	$7,208
Variable lease cost	2,307	1,549
Operating lease cost	7,789	8,757
Short-term lease cost	106	89
Total lease cost, net	$7,895	$8,846
Net rent expense is included in general and administrative expense in the accompanying consolidated statements of operations. During the years ended December 31, 2024 and 2023, the Company made cash payments of $9.0 million and $9.9 million, respectively, on its operating leases, all of which were included in cash flows from operating activities within the consolidated statements of cash flows.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the years ended December 31, 2024 and 2023, the Company recorded rent income related to a sublease of $1.3 million and $2.2 million, respectively. In 2022, the Company entered into a sublease agreement with an affiliate of the Chief Executive Officer. The sublease commenced on June 1, 2022, and the term is for the remainder of the amended lease term which expired on October 31, 2024. See Note 16, “Related Party Transactions,” to these consolidated financial statements for additional information.
As of December 31, 2024, future minimum payments for the next five years and thereafter are as follows (in thousands):

Operating Leases
Years Ending December 31,
2025	$6,381
2026	6,395
2027	6,590
2028	6,791
2029	7,001
Thereafter	7,292
Total	$40,450
Less present value discount	(10,357)
Operating lease liabilities	$30,093
As of December 31, 2024 and December 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 6.0 years and 6.3 years and a weighted-average discount rate of 10.0% and 9.8%. The Company’s lease agreements do not provide an implicit rate and as a result, the Company used an estimated incremental borrowing rate, which was derived from third-party information available at the time the Company adopted ASC 842 in determining the present value of future lease payments. The rate used is for a secured borrowing of a similar term as the right of use asset. The fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows.
The Company did not have any ROU asset impairment charges for the year ended December 31, 2024. For the year ended December 31, 2023, the Company recognized a ROU asset impairment charge of $10.9 million and impairment of related leasehold improvements of $1.3 million, driven by updated sublease assumptions for the Company’s office space in Los Angeles, California, pursuant to an operating lease that expires in 2031. The ROU impairment charges are included in asset impairment charges in the consolidated statements of operations.
In 2024, the Company amended its lease associated with its corporate headquarters located in Irvine, California. The amendment extended the lease term five years through February 2030 and reduced the leased square footage. The lease extension was accounted for as a lease modification, and the Company remeasured its lease liability and ROU asset using an incremental borrowing rate of 11.5% and recognized a non-cash lease liability of $3.0 million and the related non-cash ROU asset of $3.0 million. The lease classification remained as an operating lease. The Company also paid $0.1 million to terminate a lease agreement for one of the offices. In conjunction with the early lease termination, the Company reported a gain of $0.1 million which is recognized as a reduction to the related lease expense. The Company also de-recognized the remaining ROU asset of $0.2 million and a lease liability of $0.4 million on the consolidated balance sheet related to early lease termination.
6.    Commitments and Contingencies
Litigation
During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.
Further, on October 17, 2024, a putative shareholder class action complaint, captioned Seret Ishak v. WM Technology, Inc. et al., Case No. 2:24-cv-08959, was filed in the U.S. District Court for the Central District of California, naming the Company and certain former and current officers and/or directors of the Company and Silver Spike as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to historical public reporting of MAUs in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired our securities between May 25, 2021, and September 24, 2024, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation.
Further, on November 8, 2024, a shareholder derivative action, captioned DeGennaro v. Francis, et. al, Case No. 8:24-cv-02454, was filed in the U.S. District Court for the Central District of California against certain members of the Company’s board of directors and certain former and current officers. The plaintiff purports to bring the action derivatively on behalf of the Company, and the Company is a nominal defendant in the action. The derivative complaint alleges, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs. The derivative complaint asserts claims for violations of Section 10(b) of the Exchange Act as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The derivative complaint seeks unspecified damages on behalf of the Company, disgorgement or restitution, corporate governance reforms, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.
Further, on November 18, 2024, a shareholder derivative action, captioned Pearson v. Francis, et. al, Case No. 8:24-cv-02525, was filed in the U.S. District Court for the Central District of California against certain former and current members of our board of directors and certain former and current officers. The derivative complaint alleges, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs and corporate governance matters. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, as well as claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Sections 10(b) and 21D of the Exchange Act. The derivative complaint seeks unspecified damages on behalf of the Company, restitution, corporate governance reforms, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On December 10, 2024, the U.S. District Court of the Central District of California issued an order consolidating the

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DeGennaro and Pearson shareholder derivative actions. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation.
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
Purchase Obligations
The Company has minimum outstanding purchase obligations of $7.3 million in 2025 and $7.5 million in 2026, due under software license agreements, of which the majority relates to the Company’s remaining two years of the three-year AWS Enterprise agreement.
7.    Fair Value Measurements
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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level	December 31, 2024	December 31, 2023
Liabilities:
Warrant liability – Public Warrants	1	$375	$375
Warrant liability – Private Placement Warrants	3	210	210
Total warrant liability		$585	$585

The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Year Ended December 31, 2024
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$375	$210	$585
Change in valuation inputs or other assumptions	—	—	—
Fair value, end of period	$375	$210	$585

	Year Ended December 31, 2023
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$1,250	$840	$2,090
Change in valuation inputs or other assumptions	(875)	(630)	(1,505)
Fair value, end of period	$375	$210	$585
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $0.4 million as of December 31, 2024 and December 31, 2023.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$1.38	$0.72
Volatility	85.0%	87.5%
Term (years)	1.46	2.46
Risk-free interest rate	4.20%	4.13%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively. The fair value of the Private Placement Warrants was $0.2 million as of December 31, 2024 and December 31, 2023. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
8.     Goodwill and Intangible Assets
Goodwill
Goodwill totaled $68.4 million as of December 31, 2024 and December 31, 2023. No goodwill impairment charges were recorded for the years ended December 31, 2024 and 2023.
Intangible Assets
Intangible assets consisted of the following for the periods presented below (in thousands):

	December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,492)	$1,764
Software technology	5.0	249	(162)	87
Customer relationships	8.0	170	(69)	101
Total intangible assets	14.5	$7,675	$(5,723)	$1,952

	December 31, 2023
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,008)	$2,248
Software technology	5.0	249	(112)	137
Customer relationships	8.0	170	(48)	122
Total intangible assets	14.5	$7,675	$(5,168)	$2,507
Amortization expense and impairment charge for intangible assets were $0.6 million and $7.8 million for the years ended December 31, 2024 and 2023, respectively. The Company recorded a non-cash intangible impairment charge of $6.1 million for the year ended December 31, 2023 related to certain product offerings that were sunset in December 2023, which is included in asset impairment charges in the consolidated statements of operations. No intangible asset impairment charges have been recorded for the years ended December 31, 2024.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated future amortization expense of intangible assets as of December 31, 2024 is as follows (in thousands):

Amortization
Years ended December 31,
2025	$555
2026	543
2027	505
2028	222
2029	127
Thereafter	—
$1,952
9.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid insurance	$1,146	$1,530
Prepaid marketing	343	387
Prepaid software	2,836	2,406
Other prepaid expenses and other current assets	3,161	1,655
	$7,486	$5,978
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
No impairment charges were recognized during the years ended December 31, 2024 and 2023, related to certain capitalized implementation costs for a cloud computing arrangement that was abandoned.
10.     Accounts Payable and Accrued Expenses
Accounts payable and accrued liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable and other accrued liabilities	$7,466	$7,323
Accrued Commissions and Bonuses	5,986	7,380
Accrued Salaries	2,865	3,384
Accrued Vacation	2,766	3,034
Other accrued employee expenses	1,019	61
	$20,102	$21,182
11.     Warrant Liability
At December 31, 2024, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date. The Company recorded no gain or loss from remeasurement for the year ended December 31, 2024. The Company recorded non-cash gain of $1.5 million in the consolidated statements of operations for the years ended December 31, 2023. For additional information, see Note 7, “Fair Value Measurements.”
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of December 31, 2024, the noncontrolling interests owned 36.7% of the Units outstanding. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.     Stock-based Compensation
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
A summary of the Class P Unit activity for the periods presented is as follows:

Number of Units
Outstanding Class P Units, December 31, 2023	14,804,507
Cancellations	(775)
Exchanged for Class A Common Stock	(400,000)
Outstanding Class P Units, December 31, 2024	14,403,732
Vested, December 31, 2024	14,403,732
As of December 31, 2024, all the outstanding Class P Units have been vested and as such, there is no remaining unrecognized stock-based compensation expense for non-vested Class P Units. For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense for the Class P Units of $0.2 million and $0.5 million, respectively.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of December 31, 2024, 40,639,882 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of December 31, 2024, 19,341,168 shares of Class A Common Stock are available for future issuance.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the restricted stock unit (“RSU”) activity for the year ended December 31, 2024 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2023	7,683,598	$2.96
Granted	5,416,973	0.82
Vested	(3,252,428)	3.19
Cancelled/Forfeited/Expired	(1,901,235)	2.70
Non-vested at December 31, 2024	7,946,908	$1.46
As of December 31, 2024, unrecognized stock-based compensation expense for non-vested RSUs was $9.9 million, which is expected to be recognized over a weighted-average period of 1.7 years. For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense for the RSUs of $8.8 million and $13.1 million, respectively.
The Company grants performance-based restricted stock units (“PRSUs”). For the awards with the Company’s performance and service-based vesting conditions, the level of achievement of such goals may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. The Company recognizes expense ratably over the vesting period for the PRSUs when it is probable that the performance criteria specified will be achieved. The fair value is equal to the market price of the Company’s common stock on the date of grant.
For the awards with market performance conditions, the vesting of the award is dependent upon the attainment of a target stock price. The Company recognizes stock-based compensation expense for awards with market conditions over the derived service period of the awards. The estimated fair value and derived service period for the awards with market conditions are calculated using a Monte Carlo simulation. Assumptions used in valuing awards with market conditions include the performance period, grant-date stock price, expected volatility, risk-free rate and cost of equity.
During the year ended December 31, 2024, a PRSU market condition award of 4,342,391 units was granted to the Company’s Chief Executive Officer that will vest based upon achieving certain target prices for the Company’s common stock. Achievement of the target prices will be determined using the volume weighted average closing price of the Company’s Class A common stock over a 30 trading-day period. Any unvested PRSUs remaining after December 31, 2027 will be forfeited. If service is terminated prior to December 31, 2027, all unvested PRSUs will be forfeited.
The following table summarizes the key assumptions used in estimating the value of the PRSUs granted in 2024.

Grant Date	November 07, 2024
Performance period	November 07, 2024 - December 31, 2027
PRSUs Granted	4,342,391
Grant Date Stock Price	$0.77
Risk-Free Rate at Valuation Date	4.05%
Cost of Equity	18.00%
Estimated Volatility at Valuation Date	85.61%
A summary of the PRSU activity for the year ended December 31, 2024 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2023	234,375	6.40
Granted	4,342,391	0.38
Vested	(58,594)	6.40
Cancelled/Forfeited/Expired	(175,781)	6.40
Non-vested at December 31, 2024	4,342,391	0.38

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, the unrecognized stock-based compensation expense for non-vested PRSUs was $1.5 million, which is expected to be recognized over a weighted-average period of 1.7 years. For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $0.2 million related to the PRSUs. For the year ended December 31, 2023, the Company recorded stock-based compensation credit of $0.1 million related to the PRSUs.
The Company recorded stock-based compensation cost related to the Class P Units, RSUs and PRSUs in the following expense categories on the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2024	2023
Sales and marketing	$1,439	$2,706
Product development	3,516	4,170
General and administrative	4,266	6,639
Total stock-based compensation expense	9,221	13,515
Amount capitalized to software development	1,066	1,386
Total stock-based compensation cost	$10,287	$14,901
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
The computation of (loss) income per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the years ended December 31, 2024 and 2023 (amounts in thousands, except for share and per share amounts):

	Years Ended December 31,
	2024	2023
Numerator:
Net income (loss)	$12,187	$(15,727)
Less: net income (loss) attributable to noncontrolling interests after the Business Combination	4,548	(5,829)
Net income (loss) attributable to WM Technology, Inc. - basic and diluted	$7,639	$(9,898)
Denominator:
Weighted average common shares outstanding - basic	96,254,679	93,244,911
Weighted average effect of dilutive securities:
Restricted stock units¹	847,767	—
Performance-based stock units	858	—
Weighted average common shares outstanding - diluted	97,103,304	93,244,911

Net income (loss) per share of Class A Common Stock:
Net income (loss) per Class A common share - basic	$0.08	$(0.11)
Net income (loss) per Class A common share - diluted	$0.08	$(0.11)
___________________________________
¹ Calculated using the treasury stock method.
Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the two-class method has not been presented. However, shares of the Class V Common Stock outstanding for the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method and are included in the computation of diluted earnings (loss) per share, except when the effect would be anti-dilutive.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	Years Ended December 31,
	2024	2023
Class V Shares	54,319,542	55,486,361
Class P Units	14,403,732	14,804,507
RSUs outstanding	6,504,918	7,683,598
PRSUs outstanding	4,342,391	234,375
Public Warrants	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000
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
The components of income (loss) before taxes are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Domestic	$12,279	$(15,582)
Foreign	(46)	(52)
Income before income taxes	12,233	(15,634)
The components of the provision for (benefit from) income taxes are as follows (in thousands):

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2024	2023
Current
Federal	$6	$—
State	40	93
Foreign	—	—
	46	93
Deferred
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Provision for income taxes	$46	$93
The change in the Company’s income tax provision/(benefit) during the years ended December 31, 2024 and 2023 were due to the continuation of recording a full valuation allowance on our deferred tax assets and continued remeasurement of the related TRA liability.
The actual income tax expense differs from the expected amount computed by applying the federal statutory corporate tax rate of 21 percent as follows (in thousands):

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2024		2023
Federal statutory rate	$2,607		$(3,283)
State blended statutory rate	647		(828)
Income taxed to owners of noncontrolling interests	(1,219)		1,558
Foreign tax impact	—		1
Change in fair value of warrant liability	—		(246)
Stock based compensation	1,446		2,154
Other permanent items	943		433
Research and development credits	(1,298)		(502)
Return to Provision	(837)		1,128
Acquisition Holdback Share Release	—		(605)
Change in valuation allowance	(3,292)		(413)
Tax receivable agreement revaluation	455		205
Change in State Tax Rate	594		491
Provision for income taxes	$46		$93
Effective tax rate	0.4%	—	(0.6)%
The significant components of the net deferred tax assets are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Investment in partnership	$120,258	$129,297
Tax receivable agreement	36,908	37,021
Net operating loss carryovers	20,973	15,689
Tax credit carryovers	5,303	4,140
Other	534	535
Total deferred tax asset	183,976	186,682
Less: valuation allowance	(183,976)	(186,682)
Net deferred tax asset	$—	$—
The valuation allowance decreased $2.7 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. Realization of deferred tax assets is dependent on future earning, if any, the timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.
As of December 31, 2024, the Company had federal and state net operating loss carry forwards of approximately $72.5 million and $88.9 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carries forward indefinitely and most of the state net operating losses will expire beginning in 2041. The Company also has foreign net operating loss carry forwards of approximately $0.1 million.
As of December 31, 2024, the Company had federal and California research credit carryforwards of $4.9 million and $2.2 million, respectively, available to reduce future tax. Federal tax credits begin to expire in 2041 and California credits carry forward indefinitely.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rolling three-year period. Utilization of federal net operating loss carryforwards is also limited to 80% of the Company’s taxable income in the year of deduction.
The Company’s deferred tax asset is primarily attributable to future tax amortization deductions of tax basis created from the Business Combination, subsequent redemptions and exchanges of WMH Units, and future TRA payments. These deferred tax assets generally amortize over 15 years beginning on the date the WMH Units are deemed to have been exchanged or redeemed, or TRA payments are made, as applicable. Tax amortization deductions in excess of taxable income from operations result in a net operating loss, which can be carried forward indefinitely for federal tax purposes.
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
Based on the weight of all available evidence, both positive and negative, the Company determined during the fourth quarter of 2022 that a full valuation allowance was required against its net DTAs. Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of negative evidence evaluated were the book operating loss incurred during the year ended December 31, 2022 and lowered forecasts at that time. For the years ended December 31, 2024 and 2023, management conducted a similar analysis, and determined that a full valuation allowance was still required. Payment under the TRA liability was not probable, resulting from the full valuation allowance. As of December 31, 2024 and December 31, 2023, the TRA liability was $4.4 million and $1.8 million, respectively.
The Company follows the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return.
The following table reflects changes in the unrecognized tax benefits (in thousands):

	December 31, 2024	December 31, 2023
Gross amount of unrecognized tax benefits as of the beginning of the period	$1,024	$920
Decreases related to prior year tax provisions	(34)	—
Increases related to current year tax provisions	325	104
Gross amount of unrecognized tax benefits as of the end of the period	$1,315	$1,024
As of December 31, 2024, the Company has unrecognized tax benefits of approximately $1.3 million, which would affect its effective tax rate if recognized, and without consideration of valuation allowance. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.
The Company and its subsidiaries file income tax returns with the U.S. federal government, various U.S. states and several foreign jurisdictions. The Company’s U.S. federal and state tax returns remain open to examination for 2020 through 2024. In addition, tax returns remain open to examination in non-U.S. subsidiaries, including Canada.
16.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate of the Chief Executive Officer. The sublease commenced on June 1, 2022, and the term is for the remainder of the amended lease term which expired on October 31, 2024. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of December 31, 2024, there was no outstanding rent receivable. As of December 31, 2023, rent receivable was $0.7 million and was included in prepaid expenses and other current assets on the accompanying consolidated balance sheets. For the years ended December 31, 2024 and 2023, income on the sublease from the related party transactions were $0.6 million and

$0.7 million, respectively. The income on sublease is netted with rent expense and included in general and administrative expenses on the consolidated statements of operations.
In connection with the Business Combination, the Company paid $1.1 million in certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount of $1.1 million in 12 equal quarterly installments commencing on March 31, 2023. The promissory note bears interest at a rate of 5% per annum commencing on March 31, 2023 and maturing on December 31, 2025. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of December 31, 2024, the remaining balance of the promissory note receivable was $0.4 million and is included in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2023, the remaining balance of the promissory note receivable was $0.7 million of which $0.4 million was included in prepaid expenses and other current assets and $0.3 million was included in other assets on the accompanying consolidated balance sheets. For the years ended December 31, 2024 and 2023, interest income on the promissory note were less than $0.1 million, which is included in other income (expense), net on the consolidated statement of operations.
During the years ended December 31, 2024 and 2023, the Company reimbursed $0.2 million and $0.4 million, respectively, in certain legal fee to Silver Spike Holdings, an affiliate to a member of the board of directors in connection with responding to the SEC investigation. See Part I. Item 3. “Legal Proceedings” for further discussion. The expense is included in general and administrative expenses on the consolidated statements of operations.