Form 10-Q
period 2025-03-31
WM TECHNOLOGY, INC.
filed 2025-05-08
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of May 1, 2025, there were 105,053,766 shares of the registrant’s Class A common stock outstanding and 49,319,542 shares of Class V common stock outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on

March 13, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash	$53,275	$51,966
Accounts receivable, net	10,681	10,060
Prepaid expenses and other current assets	8,068	7,486
Total current assets	72,024	69,512
Property and equipment, net	24,373	24,075
Goodwill	68,368	68,368
Intangible assets, net	1,814	1,952
Right-of-use assets	14,053	14,695
Other assets	3,197	3,264
Total assets	$183,829	$181,866
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$19,134	$20,102
Deferred revenue	5,029	5,433
Operating lease liabilities, current	3,601	3,492
Tax receivable agreement liability, current	4,390	1,406
Total current liabilities	32,154	30,433
Operating lease liabilities, non-current	25,632	26,601
Tax receivable agreement liability, non-current	568	3,006
Warrant liability	585	585
Other long-term liabilities	1,174	1,174
Total liabilities	60,113	61,799
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 105,053,766 shares issued and outstanding at March 31, 2025 and 99,033,110 shares issued and outstanding at December 31, 2024	10	10
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 49,319,542 shares issued and outstanding at March 31, 2025 and 54,319,542 shares issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	103,682	92,941
Accumulated deficit	(55,232)	(56,879)
Total WM Technology, Inc. stockholders’ equity	48,465	36,077
Noncontrolling interests	75,251	83,990
Total stockholders’ equity	123,716	120,067
Total liabilities and stockholders’ equity	$183,829	$181,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$44,612	$44,389

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,241	2,302
Sales and marketing	8,948	9,634
Product development	8,004	9,229
General and administrative	19,451	16,526
Depreciation and amortization	3,321	2,937
Total costs and expenses	41,965	40,628
Operating income	2,647	3,761
Other income (expenses), net
Change in fair value of warrant liability	—	(850)
Change in tax receivable agreement liability	(545)	(543)
Other income (expense)	401	(400)
Income before income taxes	2,503	1,968
Provision for income taxes	9	9
Net income	2,494	1,959
Net income attributable to noncontrolling interests	847	719
Net income attributable to WM Technology, Inc.	$1,647	$1,240

Class A Common Stock:
Basic income per share	$0.02	$0.01
Diluted income per share	$0.02	$0.01

Class A Common Stock:
Weighted average basic shares outstanding	104,041,260	94,704,164
Weighted average diluted shares outstanding	106,991,698	96,023,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three Months Ended March 31, 2025
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital		Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2024	99,033,110	$10	54,319,542	$5	$92,941		$(56,879)	$36,077	$83,990	$120,067
Stock-based compensation	—	—	—	—	2,457		—	2,457	—	2,457
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	711,646	—	—	—	(1)		—	(1)	—	(1)
Distributions	—	—	—	—	—		—	—	(1,301)	(1,301)
Issuance of common stock - Class A Unit exchange	5,000,000	—	(5,000,000)	—	7,825	—	—	7,825	(7,825)	—
Issuance of common stock - Class P Unit exchange	309,010	—	—	—	460		—	460	(460)	—
Net income	—	—	—	—	—		1,647	1,647	847	2,494
As of March 31, 2025	105,053,766	$10	49,319,542	$5	$103,682		$(55,232)	$48,465	$75,251	$123,716

	Three Months Ended March 31, 2024
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Retained Earnings	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2023	94,383,053	$9	55,486,361	$5	$80,884	$(64,518)	$16,380	$86,771	$103,151
Stock-based compensation	—	—	—	—	3,115	—	3,115	60	3,175
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	628,941	—	—	—	(2)	—	(2)	—	(2)
Distributions	—	—	—	—	—	—	—	(1,455)	(1,455)
Issuance of common stock - Class P Unit exchange	39,741	—	—	—	59	—	59	(59)	—
Net income	—	—	—	—	—	1,240	1,240	719	1,959
As of March 31, 2024	95,051,735	$9	55,486,361	$5	$84,056	$(63,278)	$20,792	$86,036	$106,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net income	$2,494	$1,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,321	2,937
Change in fair value of warrant liability	—	850
Change in tax receivable agreement liability	545	543
Amortization of right-of-use lease assets	643	1,188
Stock-based compensation	2,194	2,819
Provision (recovery) for credit losses	314	(658)
Changes in operating assets and liabilities:
Accounts receivable	(935)	3,923
Prepaid expenses and other current assets	(582)	(673)
Other assets	67	36
Accounts payable and accrued expenses	(1,133)	(3,661)
Deferred revenue	(404)	(132)
Operating lease liabilities	(860)	(1,729)
Net cash provided by operating activities	5,664	7,402

Cash flows from investing activities
Capitalized software and expenditures	(3,650)	(4,540)
Net cash used in investing activities	(3,650)	(4,540)

Cash flows from financing activities
Distributions	(704)	(1,589)
Proceeds from repayment of related party note	—	96
Taxes paid related to net share settlement of equity awards	(1)	(2)
Net cash used in financing activities	(705)	(1,495)

Net increase in cash	1,309	1,367
Cash – beginning of period	51,966	34,350
Cash – end of period	$53,275	$35,717

Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$263	$356
Capitalized assets included in accounts payable and accrued expenses	$449	$455

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
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025. The condensed consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of March 31, 2025, and results of its operations and its cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of WM Technology, Inc. and WMH LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three months ended March 31, 2025 and 2024.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Fair Value Measurements
The Company follows the guidance in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. See Note 6, “Fair Value Measurements” to these condensed consolidated financial statements for additional information.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable, Net
A receivable is recorded when an unconditional right to invoice and receive payment exists. Accounts receivable represents amounts related to receivables from customers. Receivables are shown net of allowance for credit losses which is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The Company measures credit losses on its trade accounts receivable using the current expected credit loss model under ASC 326, “Financial Instruments – Credit Losses.”
The Company calculates the expected credit losses on a pool basis for trade receivables that have similar risk characteristics. For trade receivables that do not share similar risk characteristics, the allowance for credit losses is calculated on an individual basis. Risk characteristics relevant to the Company’s accounts receivable include balance of customer account and aging status.
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $1.1 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, no customer accounted for more than 10% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended March 31,
	2025	2024
Allowance, beginning of period	$1,243	$8,748
Provision (recovery) for credit losses	314	(658)
Write-off, net of recoveries	(454)	(1,494)
Allowance, end of period	$1,103	$6,596
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, “Investments – Equity Securities,” are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s investments in equity securities without a readily determinable fair value were $0.0 million.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value and the impairment charge is included in asset impairment charges in the accompanying condensed consolidated statements of operations. No impairment to investments in equity securities were recorded for the three months ended March 31, 2025 and 2024.
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
The Company assesses impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. No impairments to property and equipment were recorded during the three months ended March 31, 2025 and 2024.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the three months ended March 31, 2025 and 2024, the Company amortized $3.0 million and $2.5 million, respectively, of internal-use software development costs included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company has $23.5 million and $23.1 million in capitalized software costs, net, respectively which are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets.
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
In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. Changes in these inputs could materially affect the results of the impairment review. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges were recorded for the three months ended March 31, 2025 and 2024.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. See Note 7, “Intangible Assets,” to these condensed consolidated financial statements for additional information. No intangible asset impairment charges have been recorded for the three months ended March 31, 2025 and 2024.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets. The Company excludes short-term leases having initial terms of 12 months or less as provided under ASC 842, “Leases,” as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.
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
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows. Net rent expense for the three months ended March 31, 2025 and 2024 was $1.9 million and $2.2 million, respectively and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three months ended March 31, 2025 and 2024, the Company recorded rent income related to a sublease of $0.2 million and $0.5 million, respectively.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of March 31, 2025, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A equity holders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in change in fair value of warrant liabilities within the condensed consolidated statements of operations at each reporting date. See Note 10, “Warrant Liability,” to these condensed consolidated financial statements for additional information.
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into the TRA with continuing members that provides for a payment to the continuing Class A Unit holders of 85% of the amount of tax benefits, if any, that the Company realizes, or is

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
deemed to realize, as a result of redemptions or exchanges of Units (as defined below). In connection with such potential future tax benefits resulting from the Business Combination, and such subsequent redemptions and exchanges, the Company has established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded to additional paid-in capital.
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (loss) on the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the TRA liability was $5.0 million and $4.4 million, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized a loss of $0.5 million and $0.5 million, respectively, related to the remeasurement of the TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. The Company’s contract with customers do not contain general rights of return. However, adjustments to the standard pricing may occur for selected customers on a case-by-case basis. Revenue reflects the transaction price, including any adjustments, that the Company expects to receive for such goods and services. Transaction price adjustments are primarily related to the Company’s Together for Equity Access and Legislation program, through which the Company provides free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. The Company provides these transaction price adjustments to license holders who were awarded special status by the state based on owner qualifications. Special status is typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by the Company on the applicable state’s website. For the three months ended March 31, 2025 and 2024, total transaction price adjustments issued was $1.8 million and $1.3 million, respectively. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $1.9 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively, and is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
Stock-Based Compensation
The Company measures fair value of employee stock-based compensation awards on the date of grant and allocates the related expense over the requisite service period. The fair value of restricted stock units and performance-based restricted stock units without market conditions is equal to the market price of the Company’s Class A common stock on the date of grant. The fair value of performance-based restricted stock units with market conditions is measured using a Monte Carlo simulation. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. The expected volatility is based on the historical volatility and implied volatilities for comparable companies, the expected life of the award is based on the simplified method. When awards include a performance condition of the Company that impacts the vesting of the award, the Company records compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. When awards include a performance condition of the markets, the vesting of the award is dependent upon the attainment of a target stock price. Forfeitures of such stock-based awards are recognized as they occur and the Company records compensation cost over the derived service period. See Note 12, “Stock-based Compensation,” to these condensed consolidated financial statements for additional information.
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the Company’s 401(k) plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended March 31, 2025 and 2024, the Company expensed $0.7 million and $0.5 million, respectively, related to employer contributions for the Company’s 401(k) saving plan.
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
For the year ending December 31, 2024 and for three months ended March 31, 2025, the Company conducted similar analyses, and determined that a full valuation allowance was still required. As of March 31, 2025 and December 31, 2024, the TRA liability was $5.0 million and $4.4 million, respectively.
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
WMH LLC will generally be required from time to time to make pro rata distributions in cash to the Company and the other holders of WMH Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on the Company’s and the other WMH equity holders’ respective allocable shares of the taxable income of WMH LLC
For the three months ended March 31, 2025 and March 31, 2024, the Company recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
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
Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if-converted method, as applicable. Potential common shares are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 13, “Earnings Per Share,” for additional information on dilutive securities.
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions and the Company’s cash balances at these institutions typically exceed the Federal Deposit Insurance Corporation limit. As of March 31, 2025, the Company had cash balances that exceeded the deposit insurance limit with five financial institutions. The Company believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”, which is intended to improve reportable

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU as of December 31, 2024. See Note 4, “Segment Reporting,” for additional reportable segment disclosure.
The Company also reviewed other accounting pronouncements that became effective for fiscal year 2025 and determined that either they were not applicable, or they did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.
The Company also reviewed other recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the condensed consolidated financial statements.
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
Disaggregation of revenue
The following table summarizes the Company’s disaggregated revenues information (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Weedmaps for Business and other SaaS solutions	$13,642	$13,282
Featured and deal listings	27,206	28,166
Subtotal	40,848	41,448
Other ad solutions	3,764	2,941
Total revenues[1]	$44,612	$44,389
___________________________
1 Revenues include transaction price adjustments of $1.8 million and $1.3 million, respectively, for three months ended March 31, 2025 and 2024.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue balance as of March 31, 2025 and December 31, 2024 was $5.0 million and $5.4 million, respectively, and the balance is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
Substantially all of the Company’s revenue has been generated in the United States for the three months ended March 31, 2025 and 2024. For three months ended March 31, 2025, approximately 55% of the Company’s revenue originated in California compared with 52% of the for the three months ended March 31, 2024.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$44,612	$44,389
Less (add):
Cost of revenues	2,241	2,302
Sales and marketing	8,948	9,634
Product development	8,004	9,229
General and administrative	19,451	16,526
Depreciation and amortization	3,321	2,937
Other non-operating expense (income), net(1)	144	1,793
Provision for income taxes	9	9
Segment net income	$2,494	$1,959
1 Includes change in fair value of warrant liability, change in the TRA liability and other non-operating income and expense.
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
On October 17, 2024, a putative shareholder class action complaint, captioned Seret Ishak v. WM Technology, Inc. et al., Case No. 2:24-cv-08959, was filed in the U.S. District Court for the Central District of California, naming the Company and certain former and current officers and/or directors of the Company and Silver Spike as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to historical public reporting of MAUs in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between May 25, 2021, and September 24, 2024, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation.
On November 8, 2024, a shareholder derivative action, captioned DeGennaro v. Francis, et. al, Case No. 8:24-cv-02454 (the “DeGennaro Action”), was filed in the U.S. District Court for the Central District of California against certain members of the Company’s board of directors and certain former and current officers. The plaintiff purports to bring the action derivatively on behalf of the Company, and the Company is a nominal defendant in the action. The derivative complaint alleges, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs. The derivative complaint asserts claims for violations of Section 10(b) of the Exchange Act as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The derivative complaint seeks unspecified damages on behalf of the Company, disgorgement or restitution, corporate governance reforms, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.
Further, on November 18, 2024, a shareholder derivative action, captioned Pearson v. Francis, et. al, Case No. 8:24-cv-02525 (the “Pearson Action”), was filed in the U.S. District Court for the Central District of California against certain former and current members of the Company’s board of directors and certain former and current officers. The derivative complaint alleges, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs and corporate governance matters. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, as well as claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Sections 10(b) and 21D of the Exchange Act. The derivative complaint seeks unspecified damages on behalf of the Company,

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
restitution, corporate governance reforms, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On December 10, 2024, the U.S. District Court of the Central District of California issued an order consolidating the DeGennaro and Pearson shareholder derivative actions. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation.
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
Purchase Obligations
The Company has minimum outstanding purchase obligations of $5.6 million for the remaining nine months in 2025 and $7.5 million in 2026, due under software license agreements, of which the majority relates to the Company’s remaining period of a three-year AWS Enterprise agreement.
6.    Fair Value Measurements
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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level	March 31, 2025	December 31, 2024
Liabilities:
Warrant liability – Public Warrants	1	$375	$375
Warrant liability – Private Placement Warrants	3	210	210
Total warrant liability		$585	$585
The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended March 31, 2025
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$375	$210	$585
Change in valuation inputs or other assumptions	—	—	—
Fair value, end of period	$375	$210	$585

	Three Months Ended March 31, 2024
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$375	$210	$585
Change in valuation inputs or other assumptions	500	350	850
Fair value, end of period	$875	$560	$1,435
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $0.4 million as of March 31, 2025 and December 31, 2024.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$1.13	$1.38
Volatility	102.5%	85.0%
Term (years)	1.21	1.46
Risk-free interest rate	4.00%	4.20%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively. The fair value of the Private Placement Warrants was $0.2 million as of March 31, 2025 and December 31, 2024. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
7.     Goodwill and Intangible Assets
Goodwill
Goodwill totaled $68.4 million as of March 31, 2025 and December 31, 2024, respectively. No goodwill impairment charges were recorded for the three months ended March 31, 2025 and 2024.
Intangible Assets
Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,612)	$1,644
Software technology	5.0	249	(174)	75
Customer relationships	8.0	170	(75)	95
Total intangible assets	14.5	$7,675	$(5,861)	$1,814

	December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,492)	$1,764
Software technology	5.0	249	(162)	87
Customer relationships	8.0	170	(69)	101
Total intangible assets	14.5	$7,675	$(5,723)	$1,952

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense for intangible assets was $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2025 and 2024. The estimated future amortization expense of intangible assets as of March 31, 2025 is as follows (in thousands):

Remaining period in 2025 (nine months)	$417
Year ended December 31, 2026	543
Year ended December 31, 2027	505
Year ended December 31, 2028	222
Year ended December 31, 2029	127
Thereafter	—
Total	$1,814
8.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid insurance	$538	$1,146
Prepaid marketing	292	343
Prepaid software	3,182	2,836
Other prepaid expenses and other current assets	4,056	3,161
Total	$8,068	$7,486
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
No impairment charges were recognized for the three months ended March 31, 2025 and 2024, related to capitalized implementation costs for a cloud computing arrangement.
9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and other accrued liabilities	$10,772	$7,466
Accrued commissions and bonuses	2,627	5,986
Accrued salaries	1,370	2,865
Accrued vacation	2,957	2,766
Other accrued employee expenses	1,408	1,019
Total	$19,134	$20,102
10.     Warrant Liability
At March 31, 2025, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in no gain or loss from remeasurement for the three months ended March 31, 2025 and non-cash loss of $0.9 million on the condensed consolidated statements of operations for three months ended March 31, 2024, respectively. For additional information, see Note 6, “Fair Value Measurements.”
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
Rights upon Liquidation, Dissolution and Winding-Up

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of the shares of Class A Common Stock are entitled to share ratably in all assets remaining after payment of the Company’s debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the shares of Class A Common Stock, then outstanding, if any.
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
Rights upon Liquidation, Dissolution and Winding-Up
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of Class V Common Stock are not entitled to receive any of the Company’s assets.
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of March 31, 2025 and December 31, 2024, the noncontrolling interests owned 32.9% and 36.7% of the Units outstanding, respectively. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. During the three months ended March 31, 2025, 5 million shares of Class V Common Stock were exchanged on a one-to-one basis to shares of Class A Common stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests. See condensed consolidated statement equity for further information.

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
A summary of the Class P Unit activity for the three months ended March 31, 2025 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2024	14,403,732
Cancellations	—
Exchanged for Class A Common Stock	(600,000)
Outstanding, Class P Units, March 31, 2025	13,803,732
Vested, March 31, 2024	13,803,732
As of March 31, 2025, all the outstanding Class P Units have been vested and as such, there is no remaining unrecognized stock-based compensation expense for non-vested Class P Units. For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense for the Class P Units of $– million and $0.1 million, respectively.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of March 31, 2025, 48,307,514 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of March 31, 2025, 23,626,755 shares of Class A Common Stock are available for future issuance.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the restricted stock unit (“RSU”) activity for the three months ended March 31, 2025 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2024	7,946,908	$1.46
Granted	3,600,000	$1.42
Vested	(712,165)	$2.77
Forfeited	(217,955)	$2.74
Non-vested at March 31, 2025	10,616,788	$1.33
As of March 31, 2025, unrecognized stock-based compensation expense for non-vested RSUs was $12.1 million, which is expected to be recognized over a weighted-average period of 2.2 years. For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense for the RSUs of $2.0 million and $2.7 million, respectively.
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
In November 2024, a PRSU market condition award of 4,342,391 units was granted to the Company’s Chief Executive Officer that will vest based upon achieving certain target prices for the Company’s common stock. Achievement of the target prices will be determined using the volume weighted average closing price of the Company’s Class A common stock over a 30 trading-day period. Any unvested PRSUs remaining after December 31, 2027 will be forfeited. If service is terminated prior to December 31, 2027, all unvested PRSUs will be forfeited.
The following table summarizes the key assumptions used in estimating the value of the PRSUs granted in 2024.

Grant Date	November 07, 2024
Performance period	November 07, 2024 - December 31, 2027
PRSUs Granted	4,342,391
Grant Date Stock Price	$0.77
Risk-Free Rate at Valuation Date	4.05%
Cost of Equity	18.00%
Estimated Volatility at Valuation Date	85.61%

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the PRSU activity for the three months ended March 31, 2025 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2024	4,342,391	$0.38
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at March 31, 2025	4,342,391	$0.38
As March 31, 2025, the unrecognized stock-based compensation expense for non-vested PRSUs was $1.3 million, which is expected to be recognized over a weighted-average period of 1.4 years. For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense for the PRSUs of $0.2 million and $0.0 million, respectively.
The Company recorded stock-based compensation cost related to the RSUs, PRSUs, and Class P Units in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Sales and marketing	$281	$380
Product development	662	855
General and administrative	1,251	1,584
Total stock-based compensation expense	2,194	2,819
Amount capitalized to software development	263	356
Total stock-based compensation cost	$2,457	$3,175
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The computation of income per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three months ended March 31, 2025 and 2024 (amounts in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$2,494	$1,959
Less: net income attributable to noncontrolling interests after the Business Combination	847	719
Net income attributable to WM Technology, Inc. Class A Common Stock - basic and diluted	$1,647	$1,240
Denominator:
Weighted average of shares of Class A Common Stock outstanding - basic	104,041,260	94,704,164
Weighted average effect of dilutive securities:
Restricted stock units[1]	2,950,438	1,319,188
Weighted average of shares of Class A Common Stock outstanding - diluted	106,991,698	96,023,352

Net income per share of Class A Common Stock:
Net income per share of Class A Common Stock - basic	$0.02	$0.01
Net income per share of Class A Common Stock - diluted	$0.02	$0.01
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
The Company excluded the following securities from its computation of diluted shares outstanding for three months ended March 31, 2025 and 2024, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Class V Shares	49,319,542	55,486,361
Class P Units	13,803,732	14,679,507
RSUs outstanding	4,020,267	6,495,170
PRSUs outstanding	4,342,391	—
Public Warrants	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000
14.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate of the Chief Executive Officer. The sublease commenced on June 1, 2022, and the term is for the remainder of the amended lease term which expired on October 31, 2024. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of March 31, 2025 and December 31, 2024, there was no outstanding rent receivable. For the three months ended March 31, 2025 and 2024, income on the sublease with related party were $0.0 million and $0.2 million, respectively. The income on sublease is netted with rent expense and included in general and administrative expenses on the consolidated statements of operations.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the Business Combination, the Company paid $1.1 million in certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount of $1.1 million in 12 equal quarterly installments commencing on March 31, 2023. The promissory note bears interest at a rate of 5% per annum commencing on March 31, 2023 and maturing on December 31, 2025. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of March 31, 2025 and December 31, 2024, the remaining balance of the promissory note receivable was $0.4 million and included in prepaid expenses and other current assets on the consolidated balance sheets. For the three months ended March 31, 2025 and 2024, interest income on the promissory note was less than $0.1 million, which is included in other income (expense), net on the condensed consolidated statements of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of WM Technology, Inc. should be read in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the discussion under “Item 1A. Risk Factors.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and included herein and in our Annual Report on Form 10-K for the year ended December 31, 2024.
For further discussion of our products and services, growth strategy, challenges in our end-markets and competitive strengths, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the three months ended March 31, 2025 and 2024.
First Quarter 2025 Financial Highlights
•Revenues were $44.6 million as compared to $44.4 million in the prior year.
•Average monthly paying clients was 5,179, as compared to 4,937 in the prior year.
•Average monthly revenues per paying client was $2,871, as compared to $2,997 in the prior year.
•Net income was $2.5 million as compared to $2.0 million in the prior year.
•Adjusted EBITDA was $10.1 million.
For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income, see “Net Income to EBITDA and Adjusted EBITDA” in Non-GAAP Financial Measurements below.
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
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,179 average monthly paying clients during the three months ended March 31, 2025, on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 8,400 listing pages as of March 31, 2025.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain, Switzerland, and Uruguay. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of March 31, 2025, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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
Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following table summarize our financial performance for three months ended March 31, 2025 compared to our financial performance for the three months ended March 31, 2024. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands, except for revenues per paying client)
Revenues	$44,612	$44,389
Net income	$2,494	$1,959
EBITDA(1)	$5,415	$4,894
Adjusted EBITDA(1)	$10,137	$9,599
Average monthly revenues per paying client(2)	$2,871	$2,997
Average monthly paying clients(3)	5,179	4,937
___________________________
(1)For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income, see “Net income to EBITDA and Adjusted EBITDA” in Non-GAAP Financial Measurements below.
(2)Average monthly revenues per paying client is defined as the average monthly revenues for any particular period divided by the average monthly paying clients in the same respective period. Average monthly revenues per paying client is calculated in the same manner as our previously-reported “Average monthly net revenue per paying client,” and the description of the metric is being updated solely because we changed the reporting line item from “Net revenues” to “Revenue”. For additional information, see “Basis of Presentation” and “Revenue Recognition” of Note 2. “Summary of Significant Accounting Policies,” of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025.
(3)Average monthly paying clients are defined as the average of the number of paying clients billed in a month across a particular period (and for which services were provided).
Average Monthly Revenues Per Paying Client
Average monthly revenues per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements (“Featured Listings”). We calculate this metric by dividing the average monthly revenues for any particular period by the average monthly number of paying clients in the same respective period. The decrease in our average monthly revenues per paying client for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to spend declines in established markets driven by continued industry challenges, such as price deflation and ongoing consolidation, which was partially offset by new client acquisitions across certain markets.
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
Average monthly paying clients for the three months ended March 31, 2025 increased 5% to 5,179 average monthly paying clients from 4,937 average monthly paying clients in the same period in 2024. The increase in average monthly paying clients in the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to new client acquisitions across certain markets.

Non-GAAP Financial Measures
Net Income to EBITDA and Adjusted EBITDA
Our financial statements, including net income, are prepared in accordance with GAAP. For more information regarding the components within our net income, see “Components of Our Results of Operations” below.
Net income for the three months ended March 31, 2025 was $2.5 million compared to $2.0 million for the three months ended March 31, 2024. The increase in net income was primarily due to an increase in revenue of $0.2 million, an increase in other income of $0.8 million and change in fair value of warrant liability of $0.9 million, partially offset by an increase in operating expenses of $1.3 million.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, legal settlements and other legal costs, asset impairment charges, change in the TRA liability and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (the most directly comparable GAAP financial measure) to EBITDA; and from EBITDA to Adjusted EBITDA.
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
A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income	$2,494	$1,959
Provision for income taxes	9	9
Depreciation and amortization expenses	3,321	2,937
Interest income	(409)	(11)
EBITDA	5,415	4,894
Stock-based compensation	2,194	2,819
Change in fair value of warrant liability	—	850
Legal settlements and other legal costs(1)	1,104	493
Reduction in force expense(2)	879	—
Change in tax receivable agreement liability	545	543
Adjusted EBITDA	$10,137	$9,599
1As of March 31, 2025, represents legal and advisory fees related to ongoing litigation related to shareholder derivative actions, and as of March 31, 2024, represents legal and advisory fees related to the SEC enforcement matter and SEC settlement. See Note 5, “Commitments and Contingencies” to our condensed consolidated financial statements included herein.

2 In the first quarter of 2025, we incurred severance charges included in general and administrative expense in the condensed consolidated statement of operations, related to certain reduction in force actions taken by our management. These reduction in force actions are designed to enhance operational efficiency and align resources with strategic priorities in its corporate technology and marketing divisions.

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
Other Income (Expense), Net
Other income (expense), net consists primarily of change in fair value of warrant liability, TRA liability remeasurement, political contributions, interest income, interest expense, financing fees and other tax related expenses.
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

Results of Operations
A discussion regarding our financial condition and results of operations for the three months ended March 31, 2025 compared to three months ended March 31, 2024 is presented below.
The following tables sets forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2025		2024
	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)
Revenues	$44,612	100%	$44,389	100%

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,241	5%	2,302	5%
Sales and marketing	8,948	20%	9,634	22%
Product development	8,004	18%	9,229	21%
General and administrative	19,451	44%	16,526	37%
Depreciation and amortization	3,321	7%	2,937	7%
Total operating expenses	41,965	94%	40,628	92%
Operating income	2,647	6%	3,761	8%
Other income (expense), net:
Change in fair value of warrant liability	—	—%	(850)	(2)%
Change in tax receivable agreement liability	(545)	(1)%	(543)	(1)%
Other income (expense)	401	1%	(400)	(1)%
Income before income taxes	2,503	6%	1,968	4%
Provision for income taxes	9	—%	9	—%
Net income	2,494	6%	1,959	4%
Net income attributable to noncontrolling interests	847	2%	719	2%
Net income attributable to WM Technology, Inc.	$1,647	4%	$1,240	3%
Comparison of Three Months Ended March 31, 2025 and 2024
Revenues

	Three Months Ended March 31,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Revenues	$44,612	$44,389	$223	1%
Revenues increased by $0.2 million or 1% for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in revenues from our Weedmaps for Business of $0.4 million and an increase in revenues from other WM Ad solutions of $0.8 million, partially offset by a decrease in revenues from our Featured Listing and WM Deal products of $1.0 million.
For the three months ended March 31, 2025, Featured Listing and WM Deal products, Weedmaps for Business and other ad solutions represented approximately 61%, 31% and 8% our total revenues, respectively.
Costs and Expenses

The following table shows our total costs and expenses:

	Three Months Ended March 31,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$2,241	$2,302	$(61)	(3)%
Sales and marketing	8,948	9,634	(686)	(7)%
Product development	8,004	9,229	(1,225)	(13)%
General and administrative	19,451	16,526	2,925	18%
Depreciation and amortization	3,321	2,937	384	13%
Total costs and expenses	$41,965	$40,628	$1,337	3%
Cost of Revenues
The decrease in cost of revenues for the three months ended March 31, 2025 compared to the same period in 2024 of $0.1 million was primarily related to a decrease of $0.1 million in server costs.
Sales and Marketing Expenses
The decrease in sales and marketing expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily related to decreases in advertising expense of $0.6 million and personnel-related costs of $0.1 million. The decrease in personnel-related costs was primarily related to a decrease in stock-based compensation expense of $0.1 million.
Product Development Expenses
The decrease in product development expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a decrease in personnel-related costs of $1.4 million, partially offset by an increase in outside service expense of $0.2 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $0.6 million, bonus expense of $0.3 million, payroll tax expense of $0.3 million and stock-based compensation expense of $0.2 million.
General and Administrative Expenses
The increase in general and administrative expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to increases in outside service expense of $1.1 million, provision (recovery) for credit losses of $1.0 million, severance expense of $0.5 million, software expense of $0.4 million, salaries and wages of $0.3 million, bonus expense of $0.1 million and employee benefits of $0.4 million, partially offset by rent and facilities expense of $0.2 million, stock-based compensation expense of $0.3 million and other expense of $0.3 million. The increase in outside service was due to the ongoing litigation related shareholder derivative actions and the increase in severance costs was related to certain reduction in force actions taken by our management. In the first quarter 2025, the Company recorded $1.0 million in severance, of which $0.9 million was associated with a recent workforce reduction and treated as a one-time addback to adjusted EBITDA. This compares to $0.5 million in severance recorded in the first quarter of the prior year.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expense for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to an increase in depreciation of $0.4 million related to capitalized software development.
Other Income (Expense), net

	Three Months Ended March 31,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$—	$(850)	$850	100%
Change in tax receivable agreement liability	(545)	(543)	(2)	—%
Other income (expense)	401	(400)	801	200%
Other income (expense), net	$(144)	$(1,793)	$1,649	92%

The increase in other income (expense), net for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to comparatively favorable changes in fair value of warrant liability of $0.9 million, an increase in interest income of $0.4 million and a decrease in other tax expenses of $0.4 million.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Provision for income taxes	$9	$9	$—	—%
For the three months ended March 31, 2025 and March 31, 2024, we recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. See Note 2, “Summary of Significant Accounting Policies—Income Taxes,” for further information.
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
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
Cash	$53,275	$51,966
Accounts receivable, net	10,681	10,060
Working capital	39,870	39,079
As of March 31, 2025 and December 31, 2024, we had cash of $53.3 million and $52.0 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our short-term and long-term liquidity requirements from cash and working capital on hand at March 31, 2025, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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

Cash Flows

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$5,664	$7,402
Net cash used in investing activities	$(3,650)	$(4,540)
Net cash used in financing activities	$(705)	$(1,495)
Net Cash Provided by Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, change in TRA liability, amortization of right-of-use lease assets, stock-based compensation, provision (recovery) for credit losses and the effect of changes in working capital.
Net cash provided by operating activities is affected by changes in operating assets, such as accounts receivable which, is impacted by the timing of customer billings and related collections from our customers. In 2024, operating cash flow increased due to a focused effort on collecting significant outstanding accounts receivable. At the end of 2023, we had significant past due accounts, and we were successful with collecting the majority of them in 2024. This resulted in a higher-than-normal cash influx that is not expected to recur in 2025. Net cash provided by operating activities is also impacted by effects of changes in operating liabilities such as accounts payable and accrued expenses due to timing of payments; accrued personnel costs which are impacted by employee performance targets and the timing of payments related to employee bonus incentives.
Net cash provided by operating activities for the three months ended March 31, 2025 was $5.7 million, which resulted from net income of $2.5 million, together with net cash outflows of $3.8 million from changes in operating assets and liabilities, and non-cash items of $7.0 million, consisting of depreciation and amortization of $3.3 million, stock-based compensation of $2.2 million, amortization of right-of-use lease assets of $0.6 million, and change in the TRA liability of $0.5 million, and provision for credit losses of $0.3 million. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2025 was primarily due to a decrease in accounts payable and accrued expenses of $1.1 million, a decrease in operating lease liabilities of $0.9 million, an increase in prepaid expenses and other current assets of $0.6 million, a decrease in deferred revenue of $0.4 million, and an increase in accounts receivable of $0.9 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the three months ended March 31, 2024 was $7.4 million, which resulted from net income of $2.0 million, together with net cash outflows of $2.2 million from changes in operating assets and liabilities, and non-cash items of $7.7 million, consisting of depreciation and amortization of $2.9 million, fair value of warrant liability of $0.9 million, stock-based compensation of $2.8 million, amortization of right-of-use lease assets of $1.2 million and change in the TRA liability of $0.5 million, partially offset by provision (recovery) for credit losses of $0.7 million. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2024 were primarily due to a decrease in accounts payable and accrued expenses of $3.7 million and a decrease in operating lease liabilities of $1.7 million, an increase in prepaid expenses and other current assets of $0.7 million, a decrease in deferred revenue of $0.1 million, partially offset by a decrease in accounts receivables of $3.9 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $3.7 million, which resulted from $3.7 million cash paid for capital expenditures which include purchases of property and equipment and capitalized software development costs.
Net cash used in investing activities for the three months ended March 31, 2024 was $4.5 million, which resulted from $4.5 million cash paid for capital expenditures which include purchases of property and equipment and capitalized software development costs.

Net Cash Used in Financing Activities
Net cash outflows from financing activities for the three months ended March 31, 2025 was $0.7 million, which primarily consists of $0.7 million in distributions payments to members of WMH LLC.
Net cash outflows from financing activities for three months ended March 31, 2024 was $1.5 million, which primarily consists of $1.6 million in distributions payments to members of WMH LLC, and $0.1 million in proceeds from collection of related party note receivable.
Critical Accounting Policies and Estimates
The Company had no significant changes to our critical accounting policies and estimates from those disclosed in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on March 13, 2025.
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
With the foregoing in mind, our chief executive officer and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective due to the ongoing material weaknesses in internal control over financial reporting described below.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2025, our internal control over financial reporting was not effective due to the ongoing material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of March 31, 2025, we have an ongoing entity-level material weakness that was identified in the years ended December 31, 2023 and 2022, and for which remediation efforts continued in the year ended December 31, 2024 as further described below.
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
Our independent registered public accounting firm, Moss Adams, LLP, has issued an audit report on the our internal control over financial reporting, which appears in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.
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
Remediation Efforts to Address Ongoing Material Weaknesses
Our remediation efforts for material weaknesses identified in both the current and prior years are still ongoing. To date, we have taken the following actions to remediate certain aspects of the material weaknesses described above that, as of December 31, 2024, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:
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

Part II - Other Information
Item 1.    Legal Proceedings
The information set forth under Note 5, "Commitments and Contingencies—Litigation" to our condensed consolidated financial statements included herein is incorporated by reference into this Item 1.
Item 1A.    Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”) when making investment decisions regarding our securities. The risk factors that were disclosed in our 2024 Form 10-K have not materially changed since the date of our 2024 Form 10-K was filed.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Description	Form	File no.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Company	8-K	001-39021	3.1	June 22, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-39021	3.2	June 22, 2021
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

WM TECHNOLOGY, INC.

Date:	May 8, 2025	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Susan Echard
			Name:	Susan Echard
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)