Form 10-Q
period 2025-06-30
WM TECHNOLOGY, INC.
filed 2025-08-07
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of August 1, 2025, there were 107,226,460 shares of the registrant’s Class A common stock outstanding and 49,319,542 shares of Class V common stock outstanding.

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
•the effect of macroeconomic conditions, including, but not limited to inflation, tariffs, public health crises, uncertain credit and global financial markets, past and potential future disruptions in access to bank deposits or lending commitments due to bank failures; current and potential future geopolitical events, including the military conflicts between Russia and Ukraine and in the Middle East; and the occurrence of a catastrophic event, including but not limited to severe weather, war, or terrorist attack;
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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash	$58,951	$51,966
Accounts receivable, net	11,602	10,060
Prepaid expenses and other current assets	6,851	7,486
Total current assets	77,404	69,512
Property and equipment, net	24,401	24,075
Goodwill	68,368	68,368
Intangible assets, net	1,791	1,952
Right-of-use assets	13,406	14,695
Other assets	2,696	3,264
Total assets	$188,066	$181,866
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$20,446	$20,102
Deferred revenue	5,213	5,433
Operating lease liabilities, current	3,663	3,492
Tax receivable agreement liability, current	2,683	1,406
Warrant liability, current	195	—
Total current liabilities	32,200	30,433
Operating lease liabilities, non-current	24,661	26,601
Tax receivable agreement liability, non-current	1,398	3,006
Warrant liability, non-current	—	585
Other long-term liabilities	1,802	1,174
Total liabilities	60,061	61,799
Commitments and contingencies
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 107,226,460 shares issued and outstanding at June 30, 2025 and 99,033,110 shares issued and outstanding at December 31, 2024	11	10
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 49,319,542 shares issued and outstanding at June 30, 2025 and 54,319,542 shares issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	106,529	92,941
Accumulated deficit	(53,805)	(56,879)
Total WM Technology, Inc. stockholders’ equity	52,740	36,077
Noncontrolling interests	75,265	83,990
Total stockholders’ equity	128,005	120,067
Total liabilities and stockholders’ equity	$188,066	$181,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$44,847	$45,903	$89,459	$90,292

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,280	2,245	4,521	4,547
Sales and marketing	8,912	11,069	17,860	20,703
Product development	7,529	9,642	15,533	18,871
General and administrative	20,699	18,529	40,150	35,055
Depreciation and amortization	3,458	3,187	6,779	6,124
Total costs and expenses	42,878	44,672	84,843	85,300
Operating income	1,969	1,231	4,616	4,992
Other income (expenses), net
Change in fair value of warrant liability	390	460	390	(390)
Change in tax receivable agreement liability	(545)	(395)	(1,090)	(938)
Other income (expense)	345	(60)	746	(460)
Income before income taxes	2,159	1,236	4,662	3,204
Provision for income taxes	—	42	9	51
Net income	2,159	1,194	4,653	3,153
Net income attributable to noncontrolling interests	732	478	1,579	1,197
Net income attributable to WM Technology, Inc.	$1,427	$716	$3,074	$1,956

Class A Common Stock:
Basic income per share	$0.01	$0.01	$0.03	$0.02
Diluted income per share	$0.01	$0.01	$0.03	$0.02

Class A Common Stock:
Weighted average basic shares outstanding	105,744,266	95,342,596	104,897,467	95,023,380
Weighted average diluted shares outstanding	107,922,354	97,275,700	107,347,113	96,647,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three and Six Months Ended June 30, 2025
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital		Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2024	99,033,110	$10	54,319,542	$5	$92,941		$(56,879)	$36,077	$83,990	$120,067
Stock-based compensation	—	—	—	—	2,457		—	2,457	—	2,457
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	711,646	—	—	—	(1)		—	(1)	—	(1)
Distributions	—	—	—	—	—		—	—	(1,301)	(1,301)
Issuance of common stock - Class A Unit exchange	5,000,000	—	(5,000,000)	—	7,825	—	—	7,825	(7,825)	—
Issuance of common stock - Class P Unit exchange	309,010	—	—	—	460		—	460	(460)	—
Net income	—	—	—	—	—		1,647	1,647	847	2,494
As of March 31, 2025	105,053,766	$10	49,319,542	$5	$103,682		$(55,232)	$48,465	$75,251	$123,716
Stock-based compensation		—	—	—	2,848		—	2,848	—	2,848
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	2,172,694	1	—	—	(1)		—	—	—	—
Distributions	—	—	—	—	—		—	—	(718)	(718)
Net income	—	—	—	—	—		1,427	1,427	732	2,159
As of June 30, 2025	107,226,460	$11	49,319,542	$5	$106,529		$(53,805)	$52,740	$75,265	$128,005

	Three and Six Months Ended June 30, 2024
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2023	94,383,053	$9	55,486,361	$5	$80,884	$(64,518)	$16,380	$86,771	$103,151
Stock-based compensation	—	—	—	—	3,115	—	3,115	60	3,175
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	628,941	—	—	—	(2)	—	(2)	—	(2)
Distributions	—	—	—	—	—	—	—	(1,455)	(1,455)
Issuance of common stock - Class P Unit exchange	39,741	—	—	—	59	—	59	(59)	—
Net income	—	—	—	—	—	1,240	1,240	719	1,959
As of March 31, 2024	95,051,735	$9	55,486,361	$5	$84,056	$(63,278)	$20,792	$86,036	$106,828
Stock-based compensation	—	—	—	—	2,950	—	2,950	59	3,009
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	1,896,515	1	—	—	(1)	—	—	—	—
Distributions	—	—	—	—	—	—	—	(1,845)	(1,845)
Net Income	—	—	—	—	—	716	716	478	1,194
As of June 30, 2024	96,948,250	$10	55,486,361	$5	$87,005	$(62,562)	$24,458	$84,728	$109,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$4,653	$3,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,779	6,124
Change in fair value of warrant liability	(390)	390
Change in tax receivable agreement liability	1,090	938
Amortization of right-of-use lease assets	1,290	2,385
Stock-based compensation	4,818	5,571
Gain on lease termination	—	(109)
Loss contingency	2,324	—
Provision (recovery) for credit losses	1,082	(616)
Changes in operating assets and liabilities:
Accounts receivable	(2,624)	4,774
Prepaid expenses and other current assets	635	328
Other assets	475	123
Accounts payable and accrued expenses	(1,418)	610
Deferred revenue	(220)	(74)
Operating lease liabilities	(1,769)	(3,543)
Net cash provided by operating activities	16,725	20,054

Cash flows from investing activities
Capitalized software and expenditures	(6,493)	(7,140)
Net cash used in investing activities	(6,493)	(7,140)

Cash flows from financing activities
Distributions	(1,916)	(5,950)
Proceeds from repayment of related party note	92	96
Tax receivable agreement payment	(1,422)	(116)
Taxes paid related to net share settlement of equity awards	(1)	(2)
Net cash used in financing activities	(3,247)	(5,972)

Net increase in cash	6,985	6,942
Cash – beginning of period	51,966	34,350
Cash – end of period	$58,951	$41,292

Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$487	$613
Capitalized assets included in accounts payable and accrued expenses	$845	$789

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
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025. The condensed consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of June 30, 2025, and results of its operations and its cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of WM Technology, Inc. and WMH LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and six months ended June 30, 2025 and 2024.
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
Significant estimates made by management include, among others, the allowance for credit losses, loss contingencies, the useful lives of long-lived assets, income taxes, website and internal-use software development costs, leases, valuation of goodwill and other intangible assets, valuation of warrant liability, deferred tax assets and the related valuation allowance, tax receivable agreement (“TRA”) liability, revenue recognition, performance and stock-based compensation and the recognition and disclosure of contingent liabilities.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $1.6 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, no customer accounted for more than 10% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Allowance, beginning of period	$1,103	$6,596	$1,243	$8,748
Provision (recovery) for credit losses	768	42	1,082	(616)
Write-offs, net of recoveries	(233)	(3,882)	(687)	(5,376)
Allowance, end of period	$1,638	$2,756	$1,638	$2,756
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, “Investments – Equity Securities,” are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s investments in equity securities without a readily determinable fair value were $0.0 million.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value and the impairment charge is included in asset impairment charges in the accompanying condensed consolidated statements of operations. No impairment to investments in equity securities were recorded for the three and six months ended June 30, 2025 and 2024.
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
The Company assesses impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. No impairments to property and equipment were recorded during the three and six months ended June 30, 2025 and 2024.

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
As of June 30, 2025 and December 31, 2024, the Company has $23.6 million and $23.1 million in capitalized software costs, net, respectively which are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets. For the three months ended June 30, 2025 and 2024, the Company amortized $3.2 million and $2.8 million, respectively. For the six months ended June 30, 2025 and 2024, the Company amortized $6.2 million and $5.3 million, respectively. Amortization of internal-use software development costs is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.
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
In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. Changes in these inputs could materially affect the results of the impairment review. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges were recorded for the three and six months ended June 30, 2025 and 2024.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. See Note 7, “Goodwill and Intangible Assets,” to these condensed consolidated financial statements for additional information. No intangible assets impairment charges were recorded for the three and six months ended June 30, 2025 and 2024.
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
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows. During the three and six months ended June 30, 2025 and 2024, the Company recognized no impairment charge related to ROU assets.
Net rent expense for the three months ended June 30, 2025 and 2024 was $1.3 million and $2.0 million, respectively. Net rent expense for the six months ended June 30, 2025 and 2024 was $3.2 million and $4.2 million, respectively. Rent expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
During the three months ended June 30, 2024, the Company paid $0.1 million to terminate a lease agreement for one of its offices. In conjunction with the early lease termination, the Company reported a gain of $0.1 million which is recognized as a reduction to the related lease expense. The Company also de-recognized a ROU asset of $0.2 million and a lease liability of $0.4 million on the condensed consolidated balance sheet related to early lease termination.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three months ended June 30, 2025 and 2024, the Company recorded rent income related to subleases of $0.7 million and $0.5 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded rent income related to subleases of $0.9 million and $1.1 million, respectively.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of June 30, 2025, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (loss) on the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the TRA liability was $4.1 million and $4.4 million, respectively. For the three and six months ended June 30, 2025, the Company recognized a loss of $0.5 million and $1.1 million, respectively, related to the remeasurement of the TRA liability. For the three and six months ended June 30, 2024, the Company recognized a loss of $0.4 million and $0.9 million, respectively, related to the remeasurement of the TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. The Company’s contract with customers do not contain general rights of return. However, adjustments to the standard pricing may occur for selected customers on a case-by-case basis. Revenue reflects the transaction price, including any adjustments, that the Company expects to receive for such goods and services. Transaction price adjustments are primarily related to the Company’s Together for Equity Access and Legislation program, through which the Company provides free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. The Company provides these transaction price adjustments to license holders who were awarded special status by the state based on owner qualifications. Special status is typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by the Company on the applicable state’s website. For the three months ended June 30, 2025 and 2024, total transaction price adjustments issued was $2.0 million and $1.3 million, respectively. For the six months ended June 30, 2025 and 2024, total transaction price adjustments issued was $3.8 million and $2.6 million, respectively. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $1.7 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively, and $3.6 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the Company’s 401(k) plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended June 30, 2025 and 2024, the Company expensed $0.5 million and $0.5 million, respectively, and for the six months ended June 30, 2025 and 2024, the Company expensed $1.2 million and $0.9 million, respectively, related to employer contributions for the Company’s 401(k) saving plan.
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
For the year ending December 31, 2024 and for six months ended June 30, 2025, the Company conducted similar analyses, and determined that a full valuation allowance was still required. As of June 30, 2025 and December 31, 2024, the TRA liability was $4.1 million and $4.4 million, respectively.
The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company's annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), income taxed to holders of noncontrolling interest, changes in flow-through income not subject to tax, the effect of state income tax, valuation allowances and tax law developments.
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
For the three and six months ended June 30, 2025 and 2024, the Company recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
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
On July 4, 2025, the 2025 budget reconciliation bill, officially known as the One Big Beautiful Bill Act of 2025 (the “Act”) was enacted into law. The Act includes changes to U.S. tax law which include modifications to limitations on deductions for interest expense and accelerated fixed asset depreciation that may impact the Company starting in 2025. The Company is still in the process of evaluating the impact of the Act to its consolidated financial statements and an estimate of the impact cannot be made at this time. See Note 15, “Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report for additional information.

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
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions and the Company’s cash balances at these institutions typically exceed the Federal Deposit Insurance Corporation limit. As of June 30, 2025, the Company had cash balances that exceeded the deposit insurance limit with five financial institutions. The Company believes that the risk of loss is not significant and has not experienced any losses in such accounts.
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
Disaggregation of revenue
The following table summarizes the Company’s disaggregated revenues information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Weedmaps for Business and other SaaS solutions	$13,339	$13,420	$26,981	$26,702
Featured and deal listings	27,056	28,415	54,262	56,581
Subtotal	40,395	41,835	81,243	83,283

Other ad solutions	4,452	4,068	8,216	7,009
Total revenues[1]	$44,847	$45,903	$89,459	$90,292
___________________________
1 Revenues include transaction price adjustments of $2.0 million and $1.3 million, respectively, for the three months ended June 30, 2025 and 2024 and $3.8 million and $2.6 million, respectively, for the six months ended June 30, 2025 and 2024.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue balance as of June 30, 2025 and December 31, 2024 were $5.2 million and $5.4 million, respectively, and the balance is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
Substantially all of the Company’s revenue has been generated in the United States for the three and six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025, approximately 56% of the Company’s revenues originated in California. For the three and six months ended June 30, 2024, approximately 53% of the Company’s revenues originated in California.
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
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$44,847	$45,903	$89,459	$90,292
Less (add):
Cost of revenues	2,280	2,245	4,521	4,547
Sales and marketing	8,912	11,069	17,860	20,703
Product development	7,529	9,642	15,533	18,871
General and administrative	20,699	18,529	40,150	35,055
Depreciation and amortization	3,458	3,187	6,779	6,124
Other non-operating expense (income), net(1)	(190)	(5)	(46)	1,788
Provision for income taxes	—	42	9	51
Segment net income	$2,159	$1,194	$4,653	$3,153
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
On October 17, 2024, a putative shareholder class action complaint, captioned Seret Ishak v. WM Technology, Inc. et al., Case No. 2:24-cv-08959 (the “Securities Class Action”), was filed in the U.S. District Court for the Central District of California, naming the Company and certain former and current officers and/or directors of the Company and Silver Spike as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to historical public reporting of MAUs in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between May 25, 2021, and September 24, 2024, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. On May 12, 2025, the plaintiffs filed

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
an amended class action complaint. On July 11, 2025, the Company moved to dismiss the plaintiffs’ amended class action complaint. A hearing on the motion to dismiss has been noticed for November 10, 2025. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation.
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
Further, on November 18, 2024, a shareholder derivative action, captioned Pearson v. Francis, et. al, Case No. 8:24-cv-02525 (the “Pearson Action”), was filed in the U.S. District Court for the Central District of California against certain former and current members of the Company’s board of directors and certain former and current officers. The derivative complaint alleges, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs and corporate governance matters. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, as well as claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Sections 10(b) and 21D of the Exchange Act. The derivative complaint seeks unspecified damages on behalf of the Company, restitution, corporate governance reforms, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On December 10, 2024, the U.S. District Court of the Central District of California issued an order consolidating the DeGennaro and Pearson shareholder derivative actions. On April 11, 2025, the court granted the parties’ joint stipulation to stay the consolidated action until October 10, 2025. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation.
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
Purchase Obligations
The Company has minimum outstanding purchase obligations of approximately $4.3 million for the remaining six months in 2025 and $7.5 million in 2026, due under software license agreement, of which the majority relates to the Company’s remaining period of a three-year AWS Enterprise, (“AWS”), agreement. The Company has an obligation to pay the shortfall if it does not meet the specified minimum purchase obligations. In the second quarter 2025, the Company performed a review of its cloud infrastructure strategy prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The lower spend identified was attributable to server management optimization and efficiencies implemented during 2024 and discounts received in 2025 on prepayments under the AWS agreement made in 2024. Due to the revised forecast, the Company identified a probable shortfall in the minimum purchase obligation of approximately $2.3 million.
Under ASC 450 – Contingencies, the Company evaluated whether a loss contingency should be recognized for non-cancellable commitments that will not provide future economic benefits. The Company determined that the unused portion of the AWS minimum commitment obligation is not probable of being recovered through usage or other means, and as such recorded a loss contingency in the three months ended June 30, 2025 of $2.3 million, which is included in general and administrative expense in the condensed consolidated statement of operations. As of June 30, 2025, the Company recorded amounts due to AWS of $2.3 million of which $1.7 million is included in accounts payable and accrued expenses and $0.6 million is included in other long-term liabilities in the condensed consolidated balance sheet.
6.    Fair Value Measurements
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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	June 30, 2025	December 31, 2024
Liabilities:
Warrant liability – Public Warrants	1	$125	$375
Warrant liability – Private Placement Warrants	3	70	210
Total warrant liability		$195	$585
The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$375	$210	$585	$375	$210	$585
Change in valuation inputs or other assumptions	(250)	(140)	(390)	(250)	(140)	(390)
Fair value, end of period	$125	$70	$195	$125	$70	$195

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$875	$560	$1,435	$375	$210	$585
Change in valuation inputs or other assumptions	(250)	(210)	(460)	250	140	390
Fair value, end of period	$625	$350	$975	$625	$350	$975
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $0.1 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$0.90	$1.38
Volatility	102.5%	85.0%
Term (years)	0.96	1.46
Risk-free interest rate	3.99%	4.20%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $0.1 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Goodwill and Intangible Assets
Goodwill
Goodwill totaled $68.4 million as of June 30, 2025 and December 31, 2024, respectively. No goodwill impairment charges were recorded for the three and six months ended June 30, 2025 and 2024.
Intangible Assets
Intangible assets consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,373	$(5,734)	$1,639
Software technology	5.0	249	(187)	62
Customer relationships	8.0	170	(80)	90
Total intangible assets	14.5	$7,792	$(6,001)	$1,791

	December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,492)	$1,764
Software technology	5.0	249	(162)	87
Customer relationships	8.0	170	(69)	101
Total intangible assets	14.5	$7,675	$(5,723)	$1,952
Amortization expense for intangible assets was $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $0.3 million and $0.3 million, respectively, for the six months ended June 30, 2025 and 2024, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2025 is as follows (in thousands):

Remaining period in 2025 (six months)	$282
Year ended December 31, 2026	550
Year ended December 31, 2027	513
Year ended December 31, 2028	143
Year ended December 31, 2029	138
Thereafter	165
Total	$1,791

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$243	$1,146
Prepaid marketing	113	343
Prepaid software	2,651	2,836
Other prepaid expenses and other current assets	3,844	3,161
Total	$6,851	$7,486
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
No impairment charges were recognized for the three and six months ended June 30, 2025 and 2024, related to capitalized implementation costs for a cloud computing arrangement.
9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and other accrued liabilities	$7,875	$7,466
AWS loss contingency(1)	1,697	—
Accrued commissions and bonuses	4,413	5,986
Accrued salaries	2,878	2,865
Accrued vacation	3,050	2,766
Other accrued employee expenses	533	1,019
Total	$20,446	$20,102
1 The Company identified a purchase obligation shortfall related to the AWS minimum commitment obligation that is not probable of being recovered through usage or other means, and as such recorded a loss contingency in the three months ended June 30, 2025 of $2.3 million which is included in general and administrative expense in the condensed consolidated statement of operations. As of June 30, 2025, the Company recorded amounts due to AWS of $2.3 million, of which $1.7 million is included in accounts payable and accrued expenses and $0.6 million is included in other long-term liabilities in the condensed consolidated balance sheet. See Note 5, “Commitments and Contingencies” to these condensed consolidated financial statements for additional information.
10.     Warrant Liability
At June 30, 2025, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815 - Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in non-cash gain of $0.4 million and $0.4 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively, and non-cash gain of $0.5 million and non-cash loss of $0.4 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively. See Note 6, “Fair Value Measurements” to these condensed consolidated financial statements for additional information.
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of June 30, 2025 and December 31, 2024, the noncontrolling interests owned 32.1% and 36.7% of the Units outstanding, respectively. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. During the six months ended June 30, 2025, 5 million shares of Class V Common Stock were exchanged on a one-to-one basis to shares of Class A Common stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests. See condensed consolidated statement of equity for further information.

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
A summary of the Class P Unit activity for the six months ended June 30, 2025 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2024	14,403,732
Cancellations	—
Exchanged for Class A Common Stock	(600,000)
Outstanding, Class P Units, June 30, 2025	13,803,732
Vested, June 30, 2024	13,803,732
As of June 30, 2025, all the outstanding Class P Units have been vested and as such, there is no remaining unrecognized stock-based compensation expense for non-vested Class P Units. For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense for the Class P Units of $0.0 million and $0.1 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense for the Class P Units of $0.0 million and $0.1 million, respectively.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of June 30, 2025, 48,307,514 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of June 30, 2025, 22,769,209 shares of Class A Common Stock are available for future issuance.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the restricted stock unit (“RSU”) activity for the six months ended June 30, 2025 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2024	7,946,908	$1.46
Granted	4,690,908	$1.28
Vested	(2,885,382)	$1.85
Forfeited	(451,317)	$2.26
Non-vested at June 30, 2025	9,301,117	$1.21
As of June 30, 2025, unrecognized stock-based compensation expense for non-vested RSUs was $10.0 million, which is expected to be recognized over a weighted-average period of 2.2 years. For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense for the RSUs of $2.4 million and $2.7 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense for the RSUs of $4.4 million and $5.4 million, respectively.
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
The following table summarizes the key assumptions used in estimating the value of the PRSUs granted in November 2024.

Grant Date	November 07, 2024
Performance period	November 07, 2024 - December 31, 2027
PRSUs Granted	4,342,391
Grant Date Stock Price	$0.77
Risk-Free Rate at Valuation Date	4.05%
Cost of Equity	18.00%
Estimated Volatility at Valuation Date	85.61%

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the PRSU activity for the six months ended June 30, 2025 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2024	4,342,391	$0.38
Granted	0	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at June 30, 2025	4,342,391	$0.38
As of June 30, 2025, the unrecognized stock-based compensation expense for non-vested PRSUs was $1.1 million, which is expected to be recognized over a weighted-average period of 1.2 years. For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense for the PRSUs of $0.2 million and $0.04 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense for the PRSUs of $0.5 million and $0.1 million, respectively.
The Company recorded stock-based compensation cost related to the RSUs, PRSUs and Class P Units in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$223	$385	$504	$765
Product development	621	971	1,283	1,826
General and administrative	1,780	1,396	3,031	2,980
Total stock-based compensation expense	2,624	2,752	4,818	5,571
Amount capitalized to software development	224	257	487	613
Total stock-based compensation cost	$2,848	$3,009	$5,305	$6,184
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The computation of income per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three and six months ending June 30, 2025 and 2024 (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$2,159	$1,194	$4,653	$3,153
Less: net income attributable to noncontrolling interests	732	478	1,579	1,197
Net income attributable to WM Technology, Inc. Class A Common Stock – basic and diluted	$1,427	$716	$3,074	$1,956
Denominator:
Weighted average of shares of Class A Common Stock outstanding – basic	105,744,266	95,342,596	104,897,467	95,023,380
Weighted average effect of dilutive securities:
Restricted stock units[1]	2,178,088	1,916,690	2,449,646	1,614,946
Performance-based restricted stock units	—	16,414	—	8,847
Weighted average of shares of Class A Common Stock outstanding – diluted	107,922,354	97,275,700	107,347,113	96,647,173

Net income per share of Class A Common Stock:
Net income per share of Class A Common Stock – basic	$0.01	$0.01	$0.03	$0.02
Net income per share of Class A Common Stock – diluted	$0.01	$0.01	$0.03	$0.02
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
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class V Shares	49,319,542	55,486,361	49,319,542	55,486,361
Class P Units	13,803,732	14,679,507	13,803,732	14,679,507
RSUs outstanding	4,719,666	4,505,650	4,625,717	4,505,650
PRSUs outstanding	4,342,391	—	4,342,391	—
Public Warrants	12,499,973	12,499,973	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000	7,000,000	7,000,000
14.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate of the Chief Executive Officer. The sublease commenced on June 1, 2022, and the term is for the remainder of the amended lease term which expired on October 31, 2024. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of June 30, 2025 and December 31, 2024, there was no outstanding rent receivable. For the three and six months ended June 30, 2025, there was no income on the sublease with a related party. For the three and six months ended June 30, 2024, income on the sublease with a related party was $0.2 million and $0.4 million, respectively. The income on sublease is netted with rent expense and included in general and administrative expenses on the condensed consolidated statements of operations.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the Business Combination, the Company paid $1.1 million in certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount of $1.1 million in 12 equal quarterly installments commencing on March 31, 2023. The promissory note bears interest at a rate of 5% per annum commencing on March 31, 2023 and maturing on December 31, 2025. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of June 30, 2025 and December 31, 2024, the remaining balance of the promissory note receivable was $0.3 million and $0.4 million, respectively, and included in prepaid expenses and other current assets on the condensed consolidated balance sheets. For the three and six months ended June 30, 2025 and 2024, interest income on the promissory note was less than $0.1 million, which is included in other income (expense), net on the condensed consolidated statements of operations.
15.     Subsequent Events
On July 4, 2025, President Trump signed into law legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the “Act”), commonly referred to as the One Big Beautiful Bill Act. The Act includes significant tax law changes, primarily extending or modifying various provisions originally enacted under the 2017 Tax Cuts and Jobs Act.
The Act includes business tax provisions that are relevant to the Company such as the restoration of immediate expensing of domestic research and experimental expenditures incurred in tax years beginning after 2024, accelerated deduction of certain capitalized domestic research and experimental expenditures incurred in prior tax years and the permanent reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The Act was enacted after the balance sheet date and therefore, the financial statements as of and for the period ended June 30, 2025, do not reflect the effects of the Act. The Company is currently evaluating the provisions of the Act and their potential impact on its financial statements.
At this time, the Company anticipates that the Act would result in a $1.6 million reduction of the TRA liability recorded as of June 30, 2025 and a corresponding $1.6 million increase in other income. The effects of the legislation will be reflected in the Company’s financial statements in the period of enactment, which will be the quarter ending September 30, 2025.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of WM Technology, Inc. should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the discussion under “Item 1A. Risk Factors.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and included herein and in our Annual Report on Form 10-K for the year ended December 31, 2024.
For further discussion of our products and services, growth strategy, challenges in our end-markets and competitive strengths, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the three and six months ended June 30, 2025 and 2024.
Second Quarter 2025 Financial Highlights
•Revenues were $44.8 million as compared to $45.9 million in the prior year.
•Average monthly paying clients was 5,241, as compared to 5,045 in the prior year.
•Average monthly revenues per paying client was $2,852, as compared to $3,033 in the prior year.
•Net income was $2.2 million as compared to $1.2 million in the prior year.
•Adjusted EBITDA was $11.7 million as compared to $10.1 million in the prior year.
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
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,241 average monthly paying clients during the three months ended June 30, 2025 on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 8,600 listing pages as of June 30, 2025.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain, Switzerland, and Uruguay. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of June 30, 2025, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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
Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following table summarize our financial performance for three and six months ended June 30, 2025 compared to our financial performance for the same periods in 2024. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands, except for revenues per paying client)
Revenues	$44,847	$45,903	$89,459	$90,292
Net income	$2,159	$1,194	$4,653	$3,153
EBITDA(1)	$5,186	$4,383	$10,601	$9,277
Adjusted EBITDA(1)	$11,725	$10,090	$21,862	$19,689
Average monthly revenues per paying client(2)	$2,852	$3,033	$2,862	$3,015
Average monthly paying clients(3)	5,241	5,045	5,210	4,991
___________________________
(1)For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income, see “Net income to EBITDA and Adjusted EBITDA” in Non-GAAP Financial Measurements below.
(2)Average monthly revenues per paying client is defined as the average monthly revenues for any particular period divided by the average monthly paying clients in the same respective period. Average monthly revenues per paying client is calculated in the same manner as our previously-reported “Average monthly net revenue per paying client,” and the description of the metric is being updated solely because we changed the reporting line item from “Net revenues” to “Revenue”. For additional information, see “Basis of Presentation” and “Revenue Recognition” of Note 2. “Summary of Significant Accounting Policies,” of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025.
(3)Average monthly paying clients are defined as the average of the number of paying clients billed in a month across a particular period (and for which services were provided).
Average Monthly Revenues Per Paying Client
Average monthly revenues per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements (“Featured Listings”). We calculate this metric by dividing the average monthly revenues for any particular period by the average monthly number of paying clients in the same respective period. The decrease in our average monthly revenues per paying client for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to spend declines in established markets driven by continued industry challenges, such as price deflation and ongoing consolidation. In addition, new clients acquired across certain markets had lower levels of average spend.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average monthly revenues per paying client	$2,852	$3,033	$2,862	$3,015
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
Average monthly paying clients for the three months ended June 30, 2025 increased 4% to 5,241 average monthly paying clients from 5,045 average monthly paying clients in the same period in 2024. Average monthly paying clients for the six months ended June 30, 2025 increased 4% to 5,210 average monthly paying clients from 4,991 average monthly paying clients in the same period in 2024. The increase in average monthly paying clients compared to the same period in 2024 was primarily due to new client acquisitions across certain developing markets, partially offset by a churn in more established markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average monthly paying clients	5,241	5,045	5,210	4,991
Non-GAAP Financial Measures
Net Income to EBITDA and Adjusted EBITDA
Our financial statements, including net income, are prepared in accordance with GAAP. For more information regarding the components within our net income, see “Components of Our Results of Operations” below.
Net income for the three months ended June 30, 2025 and 2024 was $2.2 million and $1.2 million, respectively. The increase in net income was primarily due to a decrease in total costs and expenses of $1.8 million and a decrease in other expense, net of $0.4 million, partially offset by a decrease in revenue of $1.1 million, change in tax receivable agreement (“TRA”) liability of $0.2 million and change in fair value of warrant liability of $0.1 million.
Net income for the six months ended June 30, 2025 was $4.7 million compared with a net income for the six months ended June 30, 2024 of $3.2 million. The increase in net income was primarily due to a decrease in total costs and expenses of $0.5 million, change in fair value of warrant liability of $0.8 million and a decrease in other expense, net of $1.2 million, partially offset by a decrease in revenue of $0.8 million and change in TRA liability of $0.2 million.
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

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$2,159	$1,194	$4,653	$3,153
Provision for income taxes	—	42	9	51
Depreciation and amortization expenses	3,458	3,187	6,779	6,124
Interest income	(431)	(40)	(840)	(51)
EBITDA	5,186	4,383	10,601	9,277
Stock-based compensation	2,624	2,752	4,818	5,571
Change in fair value of warrant liability	(390)	(460)	(390)	390
Legal settlements and other legal costs(1)	1,436	3,020	2,540	3,513
Reduction in force (recovery) expense(2)	—	—	879	—
Loss contingency(3)	2,324	—	2,324	—
Change in tax receivable agreement liability	545	395	1,090	938
Adjusted EBITDA	$11,725	$10,090	$21,862	$19,689
1As of June 30, 2025, represents legal and advisory fees related to ongoing litigation related to shareholder derivative actions, and as of June 30, 2024, represents legal and advisory fees related to the SEC enforcement matter and SEC settlement. See Note 5, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for additional information.
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
3 We identified a purchase obligation shortfall related to the AWS Enterprise (“AWS”), minimum commitment obligation that is not probable of being recovered through usage or other means, and as such recorded a loss contingency in the three months ended June 30, 2025 of $2.3 million which is included in general and administrative expense in the condensed consolidated statement of operations. As of June 30, 2025, we recorded amounts due to AWS of $2.3 million, of which $1.7 million is included in accounts payable and accrued expenses and $0.6 million is included in other long-term liabilities in the condensed consolidated balance sheet. See Note 5, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for additional information.
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
General and Administrative Expenses
General and administrative expenses consist primarily of payroll, benefit costs and stock-based compensation expense for our employees involved in general corporate functions including our senior leadership team as well as costs associated with the use by these functions of software and facilities and equipment, such as rent, insurance and other occupancy expenses. General and administrative expenses also include provision (recovery) for credit losses, loss contingency and professional and outside services related to legal and other consulting services. General and administrative expenses are primarily driven by headcount required to support our business and meet our obligations as a public company. We expect general and administrative expenses to decline as percentage of revenue as we scale our business and leverage investments in these areas.
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
Provision for Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more-likely-than-not that all or a portion of a deferred tax asset will not be recognized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. See Note 2, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report for further information.

Results of Operations
A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2025 compared with the same periods in 2024 is presented below.
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenues	$44,847	$45,903	$89,459	$90,292

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,280	2,245	4,521	4,547
Sales and marketing	8,912	11,069	17,860	20,703
Product development	7,529	9,642	15,533	18,871
General and administrative	20,699	18,529	40,150	35,055
Depreciation and amortization	3,458	3,187	6,779	6,124
Total costs and expenses	42,878	44,672	84,843	85,300
Operating income	1,969	1,231	4,616	4,992
Other income (expense), net:
Change in fair value of warrant liability	390	460	390	(390)
Change in tax receivable agreement liability	(545)	(395)	(1,090)	(938)
Other income (expense)	345	(60)	746	(460)
Income before income taxes	2,159	1,236	4,662	3,204
Provision for income taxes	—	42	9	51
Net income	2,159	1,194	4,653	3,153
Net income attributable to noncontrolling interests	732	478	1,579	1,197
Net income attributable to WM Technology, Inc.	$1,427	$716	$3,074	$1,956

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5%	5%	5%	5%
Sales and marketing	20%	24%	20%	23%
Product development	17%	21%	17%	21%
General and administrative	46%	40%	45%	39%
Depreciation and amortization	8%	7%	8%	7%
Total costs and expenses	96%	97%	95%	94%
Operating income	4%	3%	5%	6%
Other income (expense), net:
Change in fair value of warrant liability	1%	1%	0%	0%
Change in tax receivable agreement liability	(1)%	(1)%	(1)%	(1)%
Other income (expense)	1%	0%	1%	(1)%
Income before income taxes	5%	3%	5%	4%
Provision for income taxes	0%	0%	0%	0%
Net income	5%	3%	5%	3%
Net income attributable to noncontrolling interests	2%	1%	2%	1%
Net income attributable to WM Technology, Inc.	3%	2%	3%	2%
Comparison of Three Months Ended June 30, 2025 and 2024
Revenues

	Three Months Ended June 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Revenues	$44,847	$45,903	$(1,056)	(2)%
Revenues decreased by $1.1 million or 2% for the three months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to decreases in revenues from our Featured Listing and WM Deal products of $1.4 million and our Weedmaps for Business and other SaaS solutions of $0.1 million, partially offset by an increase in revenues from our other ad solutions of $0.4 million.
For the three months ended June 30, 2025, Featured Listing and WM Deal products, Weedmaps for Business and other SaaS solution, and other ad solutions represented approximately 60%, 30% and 10% of our total revenues, respectively.

Costs and Expenses
The following table shows our total costs and expenses:

	Three Months Ended June 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,280	2,245	35	2%
Sales and marketing	8,912	11,069	(2,157)	(19)%
Product development	7,529	9,642	(2,113)	(22)%
General and administrative	20,699	18,529	2,170	12%
Depreciation and amortization	3,458	3,187	271	9%
Total costs and expenses	42,878	44,672	(1,794)	(18)%
Cost of Revenues
The cost of revenues for the three months ended June 30, 2025 was flat compared to the same period in 2024.
Sales and Marketing Expenses
The decrease in sales and marketing expenses for the three months ended June 30, 2025 compared to the same period in 2024 was primarily related to decreases in advertising expense of $2.1 million and stock-based compensation expense of $0.2 million, partially offset by an increase in outside service expense of $0.2 million.
Product Development Expenses
The decrease in product development expenses for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to a decrease in personnel-related costs of $1.9 million and a decrease in outside service expense of $0.2 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $1.1 million, bonus expense of $0.3 million, payroll tax expense of $0.1 million and stock-based compensation expense of $0.4 million.
General and Administrative Expenses
The increase in general and administrative expenses for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases in salaries and wages of $0.5 million, bonus expense of $0.2 million and employee benefits of $0.2 million, vacation expense of $0.1 million, stock-based compensation expense of $0.4 million, provision (recovery) for credit losses of $0.8 million, software expense of $0.3 million and other expense of $2.6 million, partially offset by decreases in rent expense of $0.6 million, outside service expense of $0.7 million and SEC settlement of $1.5 million. The increase in other expense was primarily due to $2.3 million in loss contingency related to the shortfall under the AWS minimum commitment obligation. See Note 5, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for additional information.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expense for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase in depreciation of $0.3 million related to capitalized software development.
Other Income (Expense), net

	Three Months Ended June 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$390	$460	$(70)	(15)%
Change in tax receivable agreement liability	(545)	(395)	(150)	38%
Other income (expense)	345	(60)	405	675%
Other income (expense), net	$190	$5	$185	3700%

The increase in other income (expense), net for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase in interest income of $0.4 million and a decrease in property and other taxes expense of $0.1 million, partially offset by changes in fair value of warrant liability of $0.1 million and TRA liability of $0.2 million.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Provision for income taxes	$—	$42	$(42)	100%
For the three months ended June 30, 2025 and 2024, we recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. See Note 2, “Summary of Significant Accounting Policies—Income Taxes,” to the condensed consolidated financial statements included in this Quarterly Report for further information.
Comparison of Six Months Ended June 30, 2025 and 2024
Revenues

	Six Months Ended June 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Revenues	$89,459	$90,292	$(833)	(1)%
Revenues deceased by $0.8 million, or 1%, for the six months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to a decrease in revenues from our Featured Listing and WM Deal products of $2.3 million, partially offset by increases in revenues from our Weedmaps for Business and other SaaS solutions of $0.3 million and other ad solutions of $1.2 million.
For six months ended June 30, 2025, Featured Listing and WM Deal products, Weedmaps for Business and other SaaS solution, and other ad solutions represented approximately 61%, 30% and 9% of our total revenues, respectively.
Costs and Expenses
The following table shows our total costs and expenses:

	Six Months Ended June 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$4,521	$4,547	(26)	(1)%
Sales and marketing	17,860	20,703	(2,843)	(14)%
Product development	15,533	18,871	(3,338)	(18)%
General and administrative	40,150	35,055	5,095	15%
Depreciation and amortization	6,779	6,124	655	11%
Total costs and expenses	$84,843	$85,300	(457)	(7)%
Cost of Revenues
The cost of revenues for the six months ended June 30, 2025 was flat compared to the same period in 2024.
Sales and Marketing Expenses
The decrease in sales and marketing expenses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily related to decreases in advertising expense of $2.7 million and personnel-related costs of $0.2 million, partially offset by an increase in outside service expense of $0.1 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $0.1 million, payroll tax expense of $0.2 million and stock-based compensation expense of $0.3 million, partially offset by increases in bonus expense of $0.3 million and vacation expense of $0.1 million.
Product Development Expenses
The decrease in product development expenses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to a decrease in personnel-related costs of $3.2 million and a decrease in other expense of $0.1 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $1.8 million, bonus expense of $0.6 million, payroll tax expense of $0.3 million and stock-based compensation expense of $0.5 million.
General and Administrative Expenses
The increase in general and administrative expenses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases in salaries and wages of $0.8 million, bonus expense of $0.3 million and employee benefits of $0.6 million, severance expense of $0.4 million, stock-based compensation expense of $0.1 million, provision (recovery) for credit losses of $1.7 million, software expense of $0.7 million, outside service expense of $0.5 million and other expense of $2.3 million, partially offset by decreases in SEC settlement of $1.5 million and rent expense of $0.8 million. The increase in other expense was primarily due to $2.3 million in loss contingency related to the shortfall under the AWS minimum commitment obligation. See Note 5, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for additional information.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expense for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase in depreciation of $0.7 million related to capitalized software development.
Other Income (Expense), net

	Six Months Ended June 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$390	$(390)	780	(200)%
Change in tax receivable agreement liability	(1,090)	(938)	(152)	16%
Other income (expense)	746	(460)	1,206	(262)%
Other income (expense), net	$46	$(1,788)	$1,834	(103)%
The increase in other income (expense) net was primarily due to an increase in interest income of $0.7 million, a decrease in property and other taxes of $0.5 million, favorable changes in fair value of warrant liability of $0.8 million, partially offset by change in TRA liability of $0.2 million.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Provision for income taxes	$9	$51	$(42)	(82)%
For the six months ended June 30, 2025 and 2024, we recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. See Note 2, “Summary of Significant Accounting Policies—Income Taxes,” to the condensed consolidated financial statements included in this Quarterly Report for further information.
Seasonality
The cannabis industry has certain industry holidays that in recent years have resulted in increased purchases by cannabis consumers. Such “holidays” include, but are not limited to April 20th (420), and the day before Thanksgiving (Green Wednesday). Likewise, our clients will typically increase spend heading into these events. We also typically invest in marketing spend around these holidays which can create some seasonality in our sales and market expenses from quarter to quarter. While seasonality has not had a significant impact on our results in the past, our clients may experience seasonality in their businesses which in turn can impact the revenue generated from them. Our business may become more seasonal in the future and historical patterns in our business may not be a reliable indicator of future performance.

Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
Cash	$58,951	$51,966
Accounts receivable, net	$11,602	$10,060
Working capital	$45,204	$39,079
As of June 30, 2025 and December 31, 2024, we had cash of $59.0 million and $52.0 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our short-term and long-term liquidity requirements from cash and working capital on hand at June 30, 2025, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$16,725	$20,054
Net cash used in investing activities	$(6,493)	$(7,140)
Net cash used in financing activities	$(3,247)	$(5,972)
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
Net cash provided by operating activities for the six months ended June 30, 2025 was $16.7 million, which resulted from a net income of $4.7 million, together with net cash outflows of $4.9 million from changes in operating assets and liabilities, and non-cash items of $17.0 million, consisting of depreciation and amortization of $6.8 million, change in TRA liability of $1.1 million, amortization of right-of-use lease assets of $1.3 million, stock-based compensation of $4.8 million, loss contingency of $2.3 million and provision for credit losses, net of recoveries of $1.1 million, partially offset by fair value of warrant liability of $0.4 million. Net cash outflows from changes in operating assets and liabilities was primarily due to an increase in accounts receivable of $2.6 million, a decrease in accounts payable and accrued expenses of $1.4 million, a decrease in deferred revenue of $0.2 million and a decrease in operating lease liabilities of $1.8 million, partially offset by a decrease in prepaid expenses and other current assets of $0.6 million and a decrease in other assets of $0.5 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the six months ended June 30, 2024 was $20.1 million, which resulted from net income of $3.2 million, together with net cash inflows of $2.2 million from changes in operating assets and liabilities, and non-cash items of $14.7 million, consisting of depreciation and amortization of $6.1 million, fair value of warrant liability of $0.4 million, change in TRA liability of $0.9 million, amortization of right-of-use lease assets of $2.4 million and stock-based compensation of $5.6 million, partially offset by gain on lease termination of $0.1 million and provision for credit losses, net of recoveries of $0.6 million. Net cash inflows from changes in operating assets and liabilities were primarily due to a decrease in accounts receivables of $4.8 million, a decrease in prepaid expenses and other current assets of $0.3 million, a decrease in other assets of $0.1 million and an increase in accounts payables and accrued expenses of $0.6 million, partially offset by a decrease in deferred revenue of $0.1 million, a decrease in operating lease liabilities of $3.5 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $6.5 million, which resulted from $6.5 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development costs.
Net cash used in investing activities for the six months ended June 30, 2024 was $7.1 million, which resulted from $7.1 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development costs.
Net Cash Used in Financing Activities
Net cash outflows from financing activities for the six months ended June 30, 2025 was $3.2 million, which primarily consists of $1.9 million in distributions payments to members of WMH LLC, $1.4 million in TRA payments and $0.1 million in proceeds from collection of related party note receivable.
Net cash outflows from financing activities for six months ended June 30, 2024 was $6.0 million, which primarily consists $6.0 million in distributions payments to members of WMH LLC, $0.1 million in TRA payments and $0.1 million in proceeds from collection of related party note receivable.
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
With the foregoing in mind, our chief executive officer and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to the ongoing material weaknesses in internal control over financial reporting described below.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2025, our internal control over financial reporting was not effective due to the ongoing material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of June 30, 2025, we have an ongoing entity-level material weakness that was identified in the years ended December 31, 2024, 2023 and 2022, and for which remediation efforts continue through June 30, 2025 as further described below.
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

Part II - Other Information
Item 1.    Legal Proceedings
The information set forth under Note 5, "Commitments and Contingencies—Litigation" to the condensed consolidated financial statements included herein is incorporated by reference into this Item 1.
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

WM TECHNOLOGY, INC.

Date:	August 7, 2025	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Susan Echard
			Name:	Susan Echard
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)