Form 10-Q
period 2025-09-30
WM TECHNOLOGY, INC.
filed 2025-11-06
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 31, 2025, there were 107,897,133 shares of the registrant’s Class A common stock outstanding and 49,319,542 shares of Class V common stock outstanding.

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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash	$62,591	$51,966
Accounts receivable, net	10,710	10,060
Prepaid expenses and other current assets	8,284	7,486
Total current assets	81,585	69,512
Property and equipment, net	24,658	24,075
Goodwill	68,368	68,368
Intangible assets, net	1,650	1,952
Right-of-use assets	12,802	14,695
Other assets	3,848	3,264
Total assets	$192,911	$181,866
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$20,083	$20,102
Deferred revenue	5,114	5,433
Operating lease liabilities, current	3,778	3,492
Tax receivable agreement liability, current	2,531	1,406
Warrant liability, current	585	—
Total current liabilities	32,091	30,433
Operating lease liabilities, non-current	23,660	26,601
Tax receivable agreement liability, non-current	—	3,006
Warrant liability, non-current	—	585
Other long-term liabilities	1,802	1,174
Total liabilities	57,553	61,799
Commitments and contingencies
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 107,897,133 shares issued and outstanding at September 30, 2025 and 99,033,110 shares issued and outstanding at December 31, 2024	11	10
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 49,319,542 shares issued and outstanding at September 30, 2025 and 54,319,542 shares issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	108,237	92,941
Accumulated deficit	(51,345)	(56,879)
Total WM Technology, Inc. stockholders’ equity	56,908	36,077
Non-controlling interests	78,450	83,990
Total stockholders’ equity	135,358	120,067
Total liabilities and stockholders’ equity	$192,911	$181,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$42,176	$46,552	$131,635	$136,844

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,118	2,182	6,639	6,729
Sales and marketing	10,779	9,671	28,639	30,374
Product development	6,412	9,484	21,945	28,355
General and administrative	17,840	16,494	57,990	51,549
Depreciation and amortization	3,068	3,517	9,847	9,641
Total costs and expenses	40,217	41,348	125,060	126,648
Operating income	1,959	5,204	6,575	10,196
Other income (expenses), net
Change in fair value of warrant liability	(390)	585	—	195
Change in tax receivable agreement liability	1,550	(548)	460	(1,486)
Other income (expense)	535	98	1,281	(362)
Income before income taxes	3,654	5,339	8,316	8,543
Provision for income taxes	13	21	22	72
Net income	3,641	5,318	8,294	8,471
Net income attributable to non-controlling interests	1,181	1,986	2,760	3,183
Net income attributable to WM Technology, Inc.	$2,460	$3,332	$5,534	$5,288

Class A Common Stock:
Basic income per share	$0.02	$0.03	$0.05	$0.06
Diluted income per share	$0.02	$0.03	$0.05	$0.05

Class A Common Stock:
Weighted average basic shares outstanding	107,569,086	97,166,788	105,797,793	95,743,064
Weighted average diluted shares outstanding	109,112,744	97,811,251	108,144,795	96,761,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three and Nine Months Ended September 30, 2025
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2024	99,033,110	$10	54,319,542	$5	$92,941	$(56,879)	$36,077	$83,990	$120,067
Stock-based compensation	—	—	—	—	2,457	—	2,457	—	2,457
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	711,646	—	—	—	(1)	—	(1)	—	(1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,301)	(1,301)
Issuance of common stock - Class A Unit exchange	5,000,000	—	(5,000,000)	—	7,825	—	7,825	(7,825)	—
Issuance of common stock - Class P Unit exchange	309,010	—	—	—	460	—	460	(460)	—
Net income	—	—	—	—	—	1,647	1,647	847	2,494
As of March 31, 2025	105,053,766	$10	49,319,542	$5	$103,682	$(55,232)	$48,465	$75,251	$123,716
Stock-based compensation		—	—	—	2,848	—	2,848	—	2,848
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	2,172,694	1	—	—	(1)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(718)	(718)
Net income	—	—	—	—	—	1,427	1,427	732	2,159
As of June 30, 2025	107,226,460	$11	49,319,542	$5	$106,529	$(53,805)	$52,740	$75,265	$128,005
Stock-based compensation		—	—	—	1,709	—	1,709	—	1,709
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	670,673	—	—	—	(1)	—	(1)	—	(1)
Distribution adjustments to non-controlling interests	—	—	—	—	—	—	—	2,004	2,004
Net income	—	—	—	—	—	2,460	2,460	1,181	3,641
As of September 30, 2025	107,897,133	$11	49,319,542	$5	$108,237	$(51,345)	$56,908	$78,450	$135,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)
(Continued)

	Three and Nine Months Ended September 30, 2024
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2023	94,383,053	$9	55,486,361	$5	$80,884	$(64,518)	$16,380	$86,771	$103,151
Stock-based compensation	—	—	—	—	3,115	—	3,115	60	3,175
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	628,941	—	—	—	(2)	—	(2)	—	(2)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,455)	(1,455)
Issuance of common stock - Class P Unit exchange	39,741	—	—	—	59	—	59	(59)	—
Net income	—	—	—	—	—	1,240	1,240	719	1,959
As of March 31, 2024	95,051,735	$9	55,486,361	$5	$84,056	$(63,278)	$20,792	$86,036	$106,828
Stock-based compensation	—	—	—	—	2,950	—	2,950	59	3,009
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	1,896,515	1	—	—	(1)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,845)	(1,845)
Net income	—	—	—	—	—	716	716	478	1,194
As of June 30, 2024	96,948,250	$10	55,486,361	$5	$87,005	$(62,562)	$24,458	$84,728	$109,186
Stock-based compensation	—	—	—	—	1,758	—	1,758	59	1,817
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	427,776	—	—	—	(1)	—	(1)	—	(1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,330)	(1,330)
Net income	—	—	—	—	—	3,332	3,332	1,986	5,318
As of September 30, 2024	97,376,026	$10	55,486,361	$5	$88,762	$(59,230)	$29,547	$85,443	$114,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$8,294	$8,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,847	9,641
Change in fair value of warrant liability	—	(195)
Change in tax receivable agreement liability	(460)	1,486
Amortization of right-of-use lease assets	1,894	3,284
Stock-based compensation	6,369	7,172
Loss contingency	2,324	—
Provision (recovery) for credit losses	2,618	(295)
Gain on lease termination	—	(109)
Changes in operating assets and liabilities:
Accounts receivable	(3,268)	3,546
Prepaid expenses and other current assets	(798)	(439)
Other assets	450	1,029
Accounts payable and accrued expenses	(1,154)	(1,169)
Deferred revenue	(319)	(153)
Operating lease liabilities	(2,655)	(4,994)
Net cash provided by operating activities	23,142	27,275

Cash flows from investing activities
Capitalized software and expenditures	(9,359)	(9,499)
Net cash used in investing activities	(9,359)	(9,499)

Cash flows from financing activities
Distributions to non-controlling interests	(1,916)	(7,250)
Proceeds from repayment of related party note	183	286
Tax receivable agreement payment	(1,422)	(116)
Taxes paid related to net share settlement of equity awards	(3)	(3)
Net cash used in financing activities	(3,158)	(7,083)

Net increase in cash	10,625	10,693
Cash – beginning of period	51,966	34,350
Cash – end of period	$62,591	$45,043

Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$645	$829
Remeasurement of lease liabilities and right-of-use assets due to lease modification	$—	$3,348
Capitalized assets included in accounts payable and accrued expenses	$1,005	$560
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
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025. The condensed consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of September 30, 2025, and results of its operations and its cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of WM Technology, Inc. and WMH LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and nine months ended September 30, 2025 and 2024.
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
Significant estimates made by management include, among others, the allowance for credit losses, loss contingencies, the useful lives of long-lived assets, income taxes, website and internal-use software development costs, leases, valuation of goodwill and other intangible assets, valuation of warrant liability, deferred tax assets and the related valuation allowance, tax receivable agreement (“TRA”) liability, performance and stock-based compensation and the recognition and disclosure of contingent liabilities.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $2.8 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, no customer accounted for more than 10% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Allowance, beginning of period	$1,638	$2,756	$1,243	$8,748
Provision (recovery) for credit losses	1,536	320	2,618	(295)
Write-offs, net of recoveries	(393)	(2,218)	(1,080)	(7,595)
Allowance, end of period	$2,781	$858	$2,781	$858
Investments in Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, “Investments – Equity Securities,” are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s investments in equity securities without a readily determinable fair value were $0.0 million.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value and the impairment charge is included in asset impairment charges in the accompanying condensed consolidated statements of operations. No impairment to investments in equity securities were recorded for the three and nine months ended September 30, 2025 and 2024.
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
The Company assesses impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recognized. No impairments to property and equipment were recorded during the three and nine months ended September 30, 2025 and 2024.
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
As of September 30, 2025 and December 31, 2024, the Company has $23.9 million and $23.1 million in capitalized software costs, net, respectively which are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets. For the three months ended September 30, 2025 and 2024, the Company amortized $2.9 million and $3.1 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company amortized $9.1 million and $8.4 million, respectively. Amortization of internal-use software development costs is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.
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
In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. Changes in these inputs could materially affect the results of the impairment review. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges were recorded for the three and nine months ended September 30, 2025 and 2024.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. See Note 7, “Goodwill and Intangible Assets,” to these condensed consolidated financial statements for additional information. No intangible assets impairment charges were recorded for the three and nine months ended September 30, 2025 and 2024.
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
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows. During the three and nine months ended September 30, 2025 and 2024, the Company recognized no impairment charge related to ROU assets.
Net rent expense for the three months ended September 30, 2025 and 2024 was $1.5 million and $1.7 million, respectively. Net rent expense for the nine months ended September 30, 2025 and 2024 was $4.7 million and $5.8 million, respectively. Rent expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
In the third quarter of 2024, the Company amended its lease for its corporate headquarters located in Irvine, California. The amendment extended the lease term by five years through February 2030 and reduced the leased square footage. The lease extension was accounted for as a lease modification, and the Company remeasured its lease liability and ROU asset using an incremental borrowing rate of 11.5% and recognized a non-cash lease liability of $3.3 million and the related non-cash ROU asset of $3.3 million. The lease classification remained as an operating lease.
In addition, in the second quarter of 2024, the Company paid $0.1 million to terminate a lease agreement for one of its offices. In conjunction with the early lease termination, the Company reported a gain of $0.1 million which is recognized as a reduction to the related lease expense. The Company also de-recognized a ROU asset of $0.2 million and a lease liability of $0.4 million on the condensed consolidated balance sheet related to early lease termination.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three months ended September 30, 2025 and 2024, the Company recorded rent income related to subleases of $0.0 million and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded rent income related to subleases of $0.9 million and $1.3 million, respectively.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of September 30, 2025, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (loss) on the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the TRA liability was $2.5 million and $4.4 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized an income of $1.6 million and $0.5 million, respectively, related to the remeasurement of the TRA liability. For the three and nine months ended September 30, 2024, the Company recognized a loss of $0.5 million and $1.5 million, respectively, related to the remeasurement of the TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. The Company’s contract with customers do not contain general rights of return. However, adjustments to the standard pricing may occur for selected customers on a case-by-case basis. Revenue reflects the transaction price, including any adjustments, that the Company expects to receive for such goods and services. Transaction price adjustments are primarily related to the Company’s Together for Equity Access and Legislation program, through which the Company provides free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. The Company provides these transaction price adjustments to license holders who were awarded special status by the state based on owner qualifications. Special status is typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by the Company on the applicable state’s website. For the three months ended September 30, 2025 and 2024, total transaction price adjustments issued was $2.2 million and $1.4 million, respectively. For the nine months ended September 30, 2025 and 2024, total transaction price adjustments issued was $6.0 million and $4.0 million, respectively. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
The Company’s revenues are derived primarily from monthly subscriptions to Weedmaps for Business, featured and deal listings and other WM Ad solutions. The Company’s Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured and deal listings and other WM Ad

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $3.4 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $7.0 million and $8.3 million for the nine months ended September 30, 2025 and 2024, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the Company’s 401(k) plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended September 30, 2025 and 2024, the Company expensed $0.5 million and $0.4 million, respectively, and for the nine months ended September 30, 2025 and 2024, the Company expensed $1.7 million and $1.4 million, respectively, related to employer contributions for the Company’s 401(k) saving plan.
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
On July 4, 2025, President Trump signed into law legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14”), commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant tax law changes, primarily extending or modifying various provisions originally enacted under the 2017 Tax Cuts and Jobs Act.
The OBBBA includes business tax provisions that are relevant to the Company such as the restoration of immediate expensing of domestic research and experimental expenditures incurred in tax years beginning after 2024, accelerated deduction of certain capitalized domestic research and experimental expenditures incurred in prior tax years and the permanent reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025. As result of the OBBBA, the Company benefits from accelerating deductions of previously capitalized research and development costs such that it does not have any significant income taxes. The Company has recognized the effects of the OBBBA in the third quarter of 2025.
For the nine months ended September 30, 2025 and for the year ending December 31, 2024, the Company conducted similar analyses, and determined that a full valuation allowance was still required. As of September 30, 2025 and December 31, 2024, the TRA liability was $2.5 million and $4.4 million, respectively, with the reduction in liability attributed to tax impacts of the OBBBA on the TRA liability for 2025.
The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company's annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), income taxed to holders of non-controlling interest, changes in flow-through income not subject to tax, the effect of state income tax, valuation allowances and tax law developments.
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
WMH LLC will generally be required from time to time to make pro rata distributions in cash to the Company and the other holders of WMH Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on the Company’s and the other WMH equity holders’ respective allocable shares of the taxable income of WMH LLC. As a result of the OBBBA, the Company does not expect WMH LLC to have significant net taxable income for the year ending December 31, 2025 and as such, WMH, LLC is not expected to make such pro rata distributions in 2025 to the Company and the other holders of WMH Units. Previously recorded tax distributions related to the 2025 tax year and prior to the OBBBA’s effective date were reversed in the third quarter of 2025. The amounts that have been paid to the holders of WMH Units were re-characterized as advanced tax distributions and, for financial reporting purposes were recorded to other assets in the condensed consolidated balance sheet, available to offset future tax distributions.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and nine months ended September 30, 2025 and 2024, the Company recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
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
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions and the Company’s cash balances at these institutions typically exceed the Federal Deposit Insurance Corporation limit. As of September 30, 2025, the Company had cash balances that exceeded the deposit insurance limit with four financial institutions. The Company believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU as of December 31, 2024. See Note 4, “Segment Reporting,” for additional reportable segment disclosure.
The Company also reviewed other accounting pronouncements that became effective for fiscal year 2025 and determined that either they were not applicable, or they did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” requiring additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the statement of income. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting period within those annual reporting periods. The Company is currently evaluating the impact of the adoption of this standard.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of revenue
The following table summarizes the Company’s disaggregated revenues information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Weedmaps for Business and other SaaS solutions	$13,083	$13,583	$40,064	$40,285
Featured and deal listings	25,568	29,233	79,830	85,814
Subtotal	38,651	42,816	119,894	126,099

Other ad solutions	3,525	3,736	11,741	10,745
Total revenues[1]	$42,176	$46,552	$131,635	$136,844
___________________________
1 Revenues include transaction price adjustments of $2.2 million and $1.4 million, respectively, for the three months ended September 30, 2025 and 2024 and $6.0 million and $4.0 million, respectively, for the nine months ended September 30, 2025 and 2024.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met. Deferred revenue balance as of September 30, 2025 and December 31, 2024 were $5.1 million and $5.4 million, respectively, and the balance is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
Substantially all of the Company’s revenue has been generated in the United States for the three and nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025, approximately 56% of the Company’s revenues originated in California. For the three and nine months ended September 30, 2024, approximately 52% of the Company’s revenues originated in California.
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
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$42,176	$46,552	$131,635	$136,844
Less (add):
Cost of revenues	2,118	2,182	6,639	6,729
Sales and marketing	10,779	9,671	28,639	30,374
Product development	6,412	9,484	21,945	28,355
General and administrative	17,840	16,494	57,990	51,549
Depreciation and amortization	3,068	3,517	9,847	9,641
Other non-operating expense (income), net(1)	(1,695)	(135)	(1,741)	1,653
Provision for income taxes	13	21	22	72
Segment net income	$3,641	$5,318	$8,294	$8,471
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
On October 17, 2024, a putative shareholder class action complaint, captioned Seret Ishak v. WM Technology, Inc. et al., Case No. 2:24-cv-08959 (the “Securities Class Action”), was filed in the U.S. District Court for the Central District of California, naming the Company and certain former and current officers and/or directors of the Company and Silver Spike as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to historical public reporting of MAUs in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between May 25, 2021, and September 24, 2024, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. On May 12, 2025, the plaintiffs filed an amended class action complaint. On July 11, 2025, the Company moved to dismiss the plaintiffs’ amended class action complaint. The motion to dismiss was fully briefed as of October 9, 2025, and, on October 10, 2025, the court issued an order specifying that the matter stands submitted and will be decided without oral argument. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation.
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
Further, on November 18, 2024, a shareholder derivative action, captioned Pearson v. Francis, et. al, Case No. 8:24-cv-02525 (the “Pearson Action”), was filed in the U.S. District Court for the Central District of California against certain former and current members of the Company’s board of directors and certain former and current officers. The derivative complaint alleges, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs and corporate governance matters. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, as well as claims for breach

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Sections 10(b) and 21D of the Exchange Act. The derivative complaint seeks unspecified damages on behalf of the Company, restitution, corporate governance reforms, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On December 10, 2024, the U.S. District Court of the Central District of California issued an order consolidating the DeGennaro Action and the Pearson Action. On October 3, 2025, the court granted the parties’ joint stipulation to stay the consolidated action until resolution of the motion to dismiss the putative shareholder class action discussed above. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation.
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
Purchase Obligations
The Company has minimum outstanding purchase obligations of approximately $3.1 million for the remaining three months in 2025 and $7.5 million in 2026, due under software license agreement, of which the majority relates to the Company’s remaining period of a three-year AWS Enterprise, (“AWS”), agreement. The Company has an obligation to pay the shortfall if it does not meet the specified minimum purchase obligations. In the second quarter of 2025, the Company performed a review of its cloud infrastructure strategy prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025. The lower spend identified was attributable to server management optimization and efficiencies implemented during 2024 and discounts received in 2025 on prepayments under the AWS agreement made in 2024. Due to the revised forecast, the Company identified a probable shortfall in the minimum purchase obligation of approximately $2.3 million.
Under ASC 450 – Contingencies, the Company evaluated whether a loss contingency should be recognized for non-cancellable commitments that will not provide future economic benefits. The Company determined that the unused portion of the AWS minimum commitment obligation is not probable of being recovered through usage or other means, and as such recorded a loss contingency of $2.3 million in the second quarter of 2025, which is included in general and administrative expense in the condensed consolidated statement of operations. As of September 30, 2025, the Company recorded amounts due to AWS of $2.3 million, $1.7 million of which is included in accounts payable and accrued expenses and $0.6 million of which is included in other long-term liabilities in the condensed consolidated balance sheet.
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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	September 30, 2025	December 31, 2024
Liabilities:
Warrant liability – Public Warrants	1	$375	$375
Warrant liability – Private Placement Warrants	3	210	210
Total warrant liability		$585	$585
The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$125	$70	$195	$375	$210	$585
Change in valuation inputs or other assumptions	250	140	390	—	—	—
Fair value, end of period	$375	$210	$585	$375	$210	$585

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$625	$350	$975	$375	$210	$585
Change in valuation inputs or other assumptions	(375)	(210)	(585)	(125)	(70)	(195)
Fair value, end of period	$250	$140	$390	$250	$140	$390
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $0.4 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$1.16	$1.38
Volatility	135.0%	85.0%
Term (years)	0.71	1.46
Risk-free interest rate	3.77%	4.20%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively.
The fair value of the Private Placement Warrants was $0.2 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill totaled $68.4 million as of September 30, 2025 and December 31, 2024, respectively. No goodwill impairment charges were recorded for the three and nine months ended September 30, 2025 and 2024.
Intangible Assets
Intangible assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,373	$(5,858)	$1,515
Software technology	5.0	249	(199)	50
Customer relationships	8.0	170	(85)	85
Total intangible assets	14.5	$7,792	$(6,142)	$1,650

	December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,492)	$1,764
Software technology	5.0	249	(162)	87
Customer relationships	8.0	170	(69)	101
Total intangible assets	14.5	$7,675	$(5,723)	$1,952
Amortization expense for intangible assets was $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $0.4 million and $0.4 million, respectively, for the nine months ended September 30, 2025 and 2024, respectively.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated future amortization expense of intangible assets as of September 30, 2025 is as follows (in thousands):

Remaining period in 2025 (three months)	$140
Year ended December 31, 2026	550
Year ended December 31, 2027	513
Year ended December 31, 2028	143
Year ended December 31, 2029	138
Thereafter	166
Total	$1,650
8.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid insurance	$1,663	$1,146
Prepaid marketing	452	343
Prepaid software	2,016	2,836
Other prepaid expenses and other current assets	4,153	3,161
Total	$8,284	$7,486
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
No impairment charges were recognized for the three and nine months ended September 30, 2025 and 2024, related to capitalized implementation costs for a cloud computing arrangement.
9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and other accrued liabilities[1]	$9,193	$7,466
Accrued commissions and bonuses	5,765	5,986
Accrued salaries	1,627	2,865
Accrued vacation	2,912	2,766
Other accrued employee expenses	586	1,019
Total	$20,083	$20,102
1 As of September 30, 2025, the accounts payable and other accrued liabilities included $1.7 million of the $2.3 million in loss contingency due to AWS related to a purchase obligation shortfall stemming from the AWS minimum commitment obligation that is not probable of being recovered through usage or other means. See Note 5, “Commitments and Contingencies” to these condensed consolidated financial statements for additional information.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.     Warrant Liability
At September 30, 2025, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815 - Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in non-cash loss of $0.4 million and $— million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively, and non-cash gain of $0.6 million and $0.2 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. See Note 6, “Fair Value Measurements” to these condensed consolidated financial statements for additional information.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no shares of preferred stock issued or outstanding.
Non-controlling Interests
The non-controlling interest represents the Units held by holders other than the Company. As of September 30, 2025 and December 31, 2024, the non-controlling interests owned 32.4% and 36.7% of the Units outstanding, respectively. The non-controlling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. During the nine months ended September 30, 2025, 5 million shares of Class V Common Stock were exchanged on a one-to-one basis to shares of Class A Common stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as non-controlling interests. See Income Taxes of Note 2, “Summary of Significant Accounting Policies,” and the condensed consolidated statement of equity for further information.
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
A summary of the Class P Unit activity for the nine months ended September 30, 2025 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2024	14,403,732
Cancellations	—
Exchanged for Class A Common Stock	(600,000)
Outstanding, Class P Units, September 30, 2025	13,803,732
Vested, September 30, 2025	13,803,732
As of September 30, 2025, all the outstanding Class P Units have been vested and as such, there is no remaining unrecognized stock-based compensation expense for non-vested Class P Units. For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense for the Class P Units of $0.0 million and $0.1 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense for the Class P Units of $0.0 million and $0.2 million, respectively.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
forms of stock awards to employees, directors and consultants. As of September 30, 2025, 48,307,514 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of September 30, 2025, 23,098,008 shares of Class A Common Stock are available for future issuance.
A summary of the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2025 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2024	7,946,908	$1.46
Granted	4,690,908	$1.28
Vested	(3,556,577)	$1.91
Forfeited	(780,116)	$1.95
Non-vested at September 30, 2025	8,301,123	$1.12
As of September 30, 2025, unrecognized stock-based compensation expense for non-vested RSUs was $8.1 million, which is expected to be recognized over a weighted-average period of 2.1 years. For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense for the RSUs of $1.3 million and $1.5 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense for the RSUs of $5.7 million and $6.9 million, respectively.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the PRSU activity for the nine months ended September 30, 2025 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2024	4,342,391	$0.38
Granted	0	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at September 30, 2025	4,342,391	$0.38
As of September 30, 2025, the unrecognized stock-based compensation expense for non-vested PRSUs was $0.8 million, which is expected to be recognized over a weighted-average period of 0.9 years. For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense for the PRSUs of $0.2 million and $0.0 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense for the PRSUs of $0.7 million and $0.1 million, respectively.
The Company recorded stock-based compensation cost related to the RSUs, PRSUs and Class P Units in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	$165	$351	$669	$1,116
Product development	458	985	1,741	2,811
General and administrative	928	265	3,959	3,245
Total stock-based compensation expense	1,551	1,601	6,369	7,172
Amount capitalized to software development	158	216	645	829
Total stock-based compensation cost	$1,709	$1,817	$7,014	$8,001
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The computation of income per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three and nine months ending September 30, 2025 and 2024 (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$3,641	$5,318	$8,294	$8,471
Less: net income attributable to non-controlling interests	1,181	1,986	2,760	3,183
Net income attributable to WM Technology, Inc. Class A Common Stock – basic and diluted	$2,460	$3,332	$5,534	$5,288
Denominator:
Weighted average of shares of Class A Common Stock outstanding – basic	107,569,086	97,166,788	105,797,793	95,743,064
Weighted average effect of dilutive securities:
Restricted stock units[1]	1,543,658	644,463	2,347,002	1,016,101
Performance-based restricted stock units	—	—	—	2,566
Weighted average of shares of Class A Common Stock outstanding – diluted	109,112,744	97,811,251	108,144,795	96,761,731

Net income per share of Class A Common Stock:
Net income per share of Class A Common Stock – basic	$0.02	$0.03	$0.05	$0.06
Net income per share of Class A Common Stock – diluted	$0.02	$0.03	$0.05	$0.05
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
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class V Shares	49,319,542	55,486,361	49,319,542	55,486,361
Class P Units	13,803,732	14,678,732	13,803,732	14,678,732
RSUs outstanding	3,268,746	2,813,084	4,332,367	2,964,600
PRSUs outstanding	4,342,391	—	4,342,391	—
Public Warrants	12,499,973	12,499,973	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000	7,000,000	7,000,000
14.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate of the Chief Executive Officer. The sublease commenced on June 1, 2022, and the term is for the remainder of the amended lease term which expired on October 31, 2024. The monthly base rent, after the rent abatement period for the first four months, is $69,000. As of September 30, 2025 and December 31, 2024, there was no outstanding rent receivable. For the three and nine months ended September 30, 2025, there was no income on the sublease with a related party. For the three and nine months ended

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2024, income on the sublease with a related party was $0.2 million and $0.5 million, respectively. The income on sublease is netted with rent expense and included in general and administrative expenses on the condensed consolidated statements of operations.
In connection with the Business Combination, the Company paid $1.1 million in certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount of $1.1 million in 12 equal quarterly installments commencing on March 31, 2023. The promissory note bears interest at a rate of 5% per annum commencing on March 31, 2023 and maturing on December 31, 2025. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of September 30, 2025 and December 31, 2024, the remaining balance of the promissory note receivable was $0.2 million and $0.4 million, respectively, and included in prepaid expenses and other current assets on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025 and 2024, interest income on the promissory note was less than $0.1 million, which is included in other income (expense), net on the condensed consolidated statements of operations.

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
For further discussion of our products and services, growth strategy, challenges in our end-markets and competitive strengths, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the three and nine months ended September 30, 2025 and 2024.
Third Quarter 2025 Financial Highlights
•Revenues were $42.2 million as compared to $46.6 million in the prior year.
•Average monthly paying clients was 5,221, as compared to 5,100 in the prior year.
•Average monthly revenues per paying client was $2,693, as compared to $3,043 in the prior year.
•Net income was $3.6 million as compared to $5.3 million in the prior year.
•Adjusted EBITDA was $7.6 million as compared to $11.3 million in the prior year.
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
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,221 average monthly paying clients during the three months ended September 30, 2025 on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 8,400 active listing pages as of September 30, 2025.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain, Switzerland, and Uruguay. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of September 30, 2025, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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
Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following table summarize our financial performance for three and nine months ended September 30, 2025 compared to our financial performance for the same periods in 2024. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands, except for revenues per paying client)
Revenues	$42,176	$46,552	$131,635	$136,844
Net income	$3,641	$5,318	$8,294	$8,471
EBITDA(1)	$6,250	$8,576	$16,851	$17,853
Adjusted EBITDA(1)	$7,559	$11,312	$29,421	$31,001
Average monthly revenues per paying client(2)	$2,693	$3,043	$2,805	$3,025
Average monthly paying clients(3)	5,221	5,100	5,214	5,027
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
Average Monthly Revenues Per Paying Client
Average monthly revenues per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements (“Featured Listings”). We calculate this metric by dividing the average monthly revenues for any particular period by the average monthly number of paying clients in the same respective period. The decrease in our average monthly revenues per paying client for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to spend declines in established markets driven by continued industry challenges, such as price deflation and ongoing consolidation. In addition, new clients acquired across certain markets had lower levels of average spend.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average monthly revenues per paying client	$2,693	$3,043	$2,805	$3,025
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
Average monthly paying clients for the three months ended September 30, 2025 increased 2% to 5,221 average monthly paying clients from 5,100 average monthly paying clients in the same period in 2024. Average monthly paying clients for the nine months ended September 30, 2025 increased 4% to 5,214 average monthly paying clients from 5,027 average monthly paying clients in the same period in 2024. The increase in average monthly paying clients compared to the same period in 2024 was primarily due to new client acquisitions across certain developing markets, partially offset by a churn in more established markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average monthly paying clients	5,221	5,100	5,214	5,027
Non-GAAP Financial Measures
Net Income to EBITDA and Adjusted EBITDA
Our financial statements, including net income, are prepared in accordance with GAAP. For more information regarding the components within our net income, see “Components of Our Results of Operations” below.
Net income for the three months ended September 30, 2025 and 2024 was $3.6 million and $5.3 million, respectively. The decrease in net income was primarily due to a decrease in revenue of $4.4 million and change in fair value of warrant liability of $1.0 million, partially offset by a decrease in total costs and expenses of $1.1 million, change in tax receivable agreement (“TRA”) liability of $2.1 million and an increase in other income of $0.4 million.
Net income for the nine months ended September 30, 2025 and 2024 was $8.3 million and $8.5 million, respectively. The decrease in net income was primarily due to a decrease in revenue of $5.2 million and change in fair value of warrant liability of $0.2 million, partially offset by a decrease in total costs and expenses of $1.6 million, change in TRA liability of $1.9 million and an increase in other income of $1.6 million.
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

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$3,641	$5,318	$8,294	$8,471
Provision for income taxes	13	21	22	72
Depreciation and amortization expenses	3,068	3,517	9,847	9,641
Interest income	(472)	(280)	(1,312)	(331)
EBITDA	6,250	8,576	16,851	17,853
Stock-based compensation	1,551	1,601	6,369	7,172
Change in fair value of warrant liability	390	(585)	—	(195)
Legal costs and other non-recurring charges(1)	918	1,172	3,458	4,685
Reduction in force (recovery) expense(2)	—	—	879	—
Loss contingency(3)	—	—	2,324	—
Change in tax receivable agreement liability	(1,550)	548	(460)	1,486
Adjusted EBITDA	$7,559	$11,312	$29,421	$31,001
1As of September 30, 2025, includes legal and advisory fees related to among other things, ongoing litigation related to shareholder class action and derivative actions, and as of September 30, 2024, includes legal and advisory fees related to the SEC enforcement matter and SEC settlement. See Note 5, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for additional information.
2 Represents severance charges included in general and administrative expense in the condensed consolidated statement of operations, related to certain reduction in force actions taken by our management. These reduction in force actions are designed to enhance operational efficiency and align resources with strategic priorities in its corporate technology and marketing divisions.
3 Represents loss contingency related to the shortfall under the AWS minimum commitment obligation. See Note 5, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for additional information.
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

Results of Operations
A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2025 compared with the same periods in 2024 is presented below.
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenues	$42,176	$46,552	$131,635	$136,844

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,118	2,182	6,639	6,729
Sales and marketing	10,779	9,671	28,639	30,374
Product development	6,412	9,484	21,945	28,355
General and administrative	17,840	16,494	57,990	51,549
Depreciation and amortization	3,068	3,517	9,847	9,641
Total costs and expenses	40,217	41,348	125,060	126,648
Operating income	1,959	5,204	6,575	10,196
Other income (expense), net:
Change in fair value of warrant liability	(390)	585	—	195
Change in tax receivable agreement liability	1,550	(548)	460	(1,486)
Other income (expense)	535	98	1,281	(362)
Income before income taxes	3,654	5,339	8,316	8,543
Provision for income taxes	13	21	22	72
Net income	3,641	5,318	8,294	8,471
Net income attributable to non-controlling interests	1,181	1,986	2,760	3,183
Net income attributable to WM Technology, Inc.	$2,460	$3,332	$5,534	$5,288

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5%	5%	5%	5%
Sales and marketing	26%	21%	22%	22%
Product development	15%	20%	17%	21%
General and administrative	42%	35%	44%	38%
Depreciation and amortization	7%	8%	7%	7%
Total costs and expenses	95%	89%	95%	93%
Operating income	5%	11%	5%	7%
Other income (expense), net:
Change in fair value of warrant liability	(1)%	1%	0%	0%
Change in tax receivable agreement liability	4%	(1)%	0%	(1)%
Other income (expense)	1%	0%	1%	0%
Income before income taxes	9%	11%	6%	6%
Provision for income taxes	0%	0%	0%	0%
Net income	9%	11%	6%	6%
Net income attributable to non-controlling interests	3%	4%	2%	2%
Net income attributable to WM Technology, Inc.	6%	7%	4%	4%
Comparison of Three Months Ended September 30, 2025 and 2024
Revenues

	Three Months Ended September 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Revenues	$42,176	$46,552	$(4,376)	(9)%
Revenues decreased by $4.4 million or 9% for the three months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily due to decreases in revenues from our Featured Listing and WM Deal products of $3.7 million and our Weedmaps for Business and other SaaS solutions of $0.5 million and our other ad solutions of $0.2 million. The overall decrease in revenues from the prior year period was driven by continued headwinds across core markets, where ongoing pricing pressure continues to compress client operating margins and constrain marketing budgets.
For the three months ended September 30, 2025, Featured Listing and WM Deal products, Weedmaps for Business and other SaaS solutions, and other ad solutions represented approximately 61%, 31% and 8% of our total revenues, respectively.

Costs and Expenses
The following table shows our total costs and expenses:

	Three Months Ended September 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,118	2,182	(64)	(3)%
Sales and marketing	10,779	9,671	1,108	11%
Product development	6,412	9,484	(3,072)	(32)%
General and administrative	17,840	16,494	1,346	8%
Depreciation and amortization	3,068	3,517	(449)	(13)%
Total costs and expenses	40,217	41,348	(1,131)	(29)%
Cost of Revenues
The cost of revenues for the three months ended September 30, 2025 was flat compared to the same period in 2024.
Sales and Marketing Expenses
The increase in sales and marketing expenses for the three months ended September 30, 2025 compared to the same period in 2024 was primarily related to increases in advertising expense of $1.4 million and outside service expense of $0.3 million, partially offset by a decrease in personnel-related costs of $0.6 million. The decrease in personnel-related costs was primarily related to decreases in bonus expense of $0.4 million and stock-based compensation expense of $0.2 million.
Product Development Expenses
The decrease in product development expenses for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to decreases in personnel-related costs of $2.6 million, outside service expense of $0.4 million and other expense of $0.1 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $1.9 million, bonus expense of $0.1 million, vacation expense of $0.1 million and stock-based compensation expense of $0.5 million.
General and Administrative Expenses
The increase in general and administrative expenses for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases in salaries and wages of $0.3 million, stock-based compensation expense of $0.7 million, employee benefits of $0.1 million, provision (recovery) for credit losses of $1.2 million, software expense of $0.6 million and other expense of $0.4 million, partially offset by decreases in bonus expenses of $0.8 million, severance expense of $0.5 million, outside service expense of $0.3 million and rent expense of $0.3 million.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expense for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a decrease in depreciation of $0.5 million related to capitalized software development.
Other Income (Expense), net

	Three Months Ended September 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$(390)	$585	$(975)	(167)%
Change in tax receivable agreement liability	1,550	(548)	2,098	(383)%
Other income (expense)	535	98	437	(446)%
Other income (expense), net	$1,695	$135	$1,560	1156%

The increase in other income (expense), net for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase in net interest income of $0.2 million, a decrease in other expense of $0.2 million and changes in TRA liability of $2.1 million, partially offset by changes in fair value of warrant liability of $1.0 million.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Provision for income taxes	$13	$21	$(8)	38%
For the three months ended September 30, 2025 and 2024, we recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. See Note 2, “Summary of Significant Accounting Policies—Income Taxes,” to the condensed consolidated financial statements included in this Quarterly Report for further information.
Comparison of Nine Months Ended September 30, 2025 and 2024
Revenues

	Nine Months Ended September 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Revenues	$131,635	$136,844	$(5,209)	(4)%
Revenues deceased by $5.2 million, or 4%, for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily due to a decrease in revenues from our Featured Listing and WM Deal products of $6.0 million and our Weedmaps for Business and other SaaS solutions of $0.2 million, partially offset by an increase in revenues from other ad solutions of $1.0 million. The overall decrease in revenues from the prior year period was driven by continued headwinds across core markets, where ongoing pricing pressure continues to compress client operating margins and constrain marketing budgets.
For nine months ended September 30, 2025, Featured Listing and WM Deal products, Weedmaps for Business and other SaaS solution, and other ad solutions represented approximately 61%, 30% and 9% of our total revenues, respectively.
Costs and Expenses
The following table shows our total costs and expenses:

	Nine Months Ended September 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$6,639	$6,729	(90)	(1)%
Sales and marketing	28,639	30,374	(1,735)	(6)%
Product development	21,945	28,355	(6,410)	(23)%
General and administrative	57,990	51,549	6,441	12%
Depreciation and amortization	9,847	9,641	206	2%
Total costs and expenses	$125,060	$126,648	(1,588)	(16)%
Cost of Revenues
The cost of revenues for the nine months ended September 30, 2025 was flat compared to the same period in 2024.
Sales and Marketing Expenses
The decrease in sales and marketing expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily related to decreases in advertising expense of $1.3 million and personnel-related costs of $0.9 million, partially offset by an increase in outside service expense of $0.4 million and other expense of $0.1 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $0.1 million, bonus expense of $0.2 million, payroll tax expense of $0.2 million and stock-based compensation expense of $0.4 million.
Product Development Expenses
The decrease in product development expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to decreases in personnel-related costs of $5.9 million, outside service expense of $0.4 million and other expense of $0.1 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $3.6 million, bonus expense of $0.7 million, vacation expense of $0.1 million, payroll tax expense of $0.4 million and stock-based compensation expense of $1.1 million.
General and Administrative Expenses
The increase in general and administrative expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases in salaries and wages of $1.1 million, vacation expense of $0.1 million, stock-based compensation expense of $0.7 million, employee benefits of $0.6 million, outside service expense of $0.3 million, other expense of $2.7 million, provision (recovery) for credit losses of $2.9 million and software expense of $1.3 million, partially offset by decreases in bonus expense of $0.5 million, payroll tax expense of $0.1 million, severance expense of $0.1 million, SEC settlement of $1.5 million and rent expense of $1.1 million. The increase in other expense was primarily due to $2.3 million in loss contingency related to the shortfall under the AWS minimum commitment obligation. See Note 5, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for additional information.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expense for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase in depreciation of $0.2 million primary related to capitalized software development.
Other Income (Expense), net

	Nine Months Ended September 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$—	$195	(195)	(100)%
Change in tax receivable agreement liability	460	(1,486)	1,946	(131)%
Other income (expense)	1,281	(362)	1,643	(454)%
Other income (expense), net	$1,741	$(1,653)	$3,394	(205)%
The increase in other income (expense), net was primarily due to an increase in net interest income of $1.0 million, a decrease in property and other taxes of $0.7 million, change in TRA liability of $1.9 million, partially offset by favorable changes in fair value of warrant liability of $0.2 million.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Provision for income taxes	$22	$72	$(50)	(69)%
For the nine months ended September 30, 2025 and 2024, we recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. See Note 2, “Summary of Significant Accounting Policies—Income Taxes,” to the condensed consolidated financial statements included in this Quarterly Report for further information.
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
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
Cash	$62,591	$51,966
Accounts receivable, net	$10,710	$10,060
Working capital	$49,494	$39,079
As of September 30, 2025 and December 31, 2024, we had cash of $62.6 million and $52.0 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our short-term and long-term liquidity requirements from cash and working capital on hand at September 30, 2025, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$23,142	$27,275
Net cash used in investing activities	$(9,359)	$(9,499)
Net cash used in financing activities	$(3,158)	$(7,083)
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
Net cash provided by operating activities for the nine months ended September 30, 2025 was $23.1 million, which resulted from a net income of $8.3 million, together with net cash outflows of $7.7 million from changes in operating assets and liabilities, and non-cash items of $22.6 million, consisting of depreciation and amortization of $9.8 million, amortization of right-of-use lease assets of $1.9 million, stock-based compensation of $6.4 million, loss contingency of $2.3 million and provision for credit losses, net of recoveries of $2.6 million, partially offset by change in TRA liability of $0.5 million. Net cash outflows from changes in operating assets and liabilities was primarily due to an increase in accounts receivable of $3.3 million, an increase in prepaid expenses and other current assets of $0.8 million, a decrease in accounts payable and accrued expenses of $1.2 million, a decrease in deferred revenue of $0.3 million and a decrease in operating lease liabilities of $2.7 million, partially offset by a decrease in other assets of $0.5 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the nine months ended September 30, 2024 was $27.3 million, which resulted from net income of $8.5 million, together with net cash outflows of $2.2 million from changes in operating assets and liabilities, and non-cash items of $21.1 million, consisting of depreciation and amortization of $9.6 million, change in TRA liability of $1.5 million, amortization of right-of-use lease assets of $3.3 million, stock-based compensation of $7.2 million, partially offset by change in fair value of warrant liability of $0.2 million, gain on lease termination of $0.1 million, provision for credit losses, net of recoveries of $0.3 million. Net cash outflows from changes in operating assets and liabilities were primarily due to an increase in prepaid expenses and other current assets of $0.4 million, a decrease in accounts payables and accrued expenses of $1.2 million, a decrease in deferred revenue of $0.2 million and a decrease in operating lease liabilities of $5.0 million, partially offset by a decrease in accounts receivables of $3.5 million and a decrease in other assets of $1.0 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $9.4 million, which resulted from $9.4 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development costs.
Net cash used in investing activities for the nine months ended September 30, 2024 was $9.5 million, which resulted from $9.5 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development costs.
Net Cash Used in Financing Activities
Net cash outflows from financing activities for the nine months ended September 30, 2025 was $3.2 million, which primarily consists of $1.9 million in distributions payments to members of WMH LLC and $1.4 million in TRA payments, partially offset by $0.2 million in proceeds from collection of related party note receivable.
Net cash outflows from financing activities for nine months ended September 30, 2024 was $7.1 million, which primarily consists $7.3 million in distributions payments to members of WMH LLC and $0.1 million in TRA payments, partially offset by $0.3 million in proceeds from collection of related party note receivable.
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
With the foregoing in mind, our chief executive officer and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective due to the ongoing material weaknesses in internal control over financial reporting described below.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2025, our internal control over financial reporting was not effective due to the ongoing material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of September 30, 2025, we have an ongoing entity-level material weakness that was identified in the years ended December 31, 2024, 2023 and 2022, and for which remediation efforts continue through September 30, 2025 as further described below.
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
•Commencing configuration of our new ERP system, which will replace our legacy ERP system in the fiscal year 2026.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plan

The table below shows the contracts, instructions or written plans adopted or terminated during the quarter ended September 30, 2025 providing for the purchase and/or sale of our securities by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act). All trading plans were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Name and Title	Action	Termination Date	Start Date	Expiration Date(2)	Maximum Total Class A Common Stock to be Sold Under the Plan
Olga Gonzalez, Director(1)	Termination	9/2/2025	6/21/2025	7/30/2026	125,000
___________________________
(1)Represents the termination of a Rule 10b5-1 trading plan upon Ms. Gonzalez’ resignation as a member of our board of directors.
(2)Each plan terminates on the earlier of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the plan have been executed; or (iii) such date the plan is otherwise terminated according to its terms.

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

WM TECHNOLOGY, INC.

Date:	November 6, 2025	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Susan Echard
			Name:	Susan Echard
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)