Form 10-K
period 2025-12-31
WM TECHNOLOGY, INC.
filed 2026-03-12
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $84.9 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of March 5, 2026, there were 111,187,614 shares of the registrant’s Class A common stock outstanding and 47,852,652 shares of Class V common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•the effect of macroeconomic conditions, including, but not limited to inflation, tariffs, public health crises, government shutdowns, uncertain credit and global financial markets, past and potential future disruptions in access to bank deposits or lending commitments due to bank failures; current and potential future geopolitical events, including the military conflicts between Russia and Ukraine and in the Middle East; and the occurrence of a catastrophic event, including but not limited to severe weather, war, or terrorist attack;
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
•We are dependent on our banking relations, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry
•We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
•Our ability to successfully drive engagement on our platform, as well as changes to our user engagement and advertising strategy and practices, pose risks to our business.
•If our information technology systems or those third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
•Governmental regulation of the internet continues to develop, and unfavorable changes could substantially harm our business and operating results.
•We have ongoing material weaknesses in our internal control over financial reporting as of December 31, 2025. If we are unable to remediate these material weaknesses or to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
The state-legal cannabis industry in the United States has grown consistently in recent years and was estimated to be approximately $34 billion in 2025, according to Wall Street analyst estimates, and is expected by some estimates to grow to approximately $43 billion by 2027, assuming a continued pace of new state legalization, with majority of U.S. adults in support of having legal access to cannabis. Currently, forty states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam and the Northern Mariana have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only two states continue to prohibit cannabis entirely. Despite expectations of growth, the regulated cannabis market in the United States is still nascent and fragmented, with significant challenges facing both consumers seeking to understand cannabis and find the right products for them and businesses seeking to operate compliantly and to effectively reach and market to cannabis consumers. On the client side, as of December 31, 2025, there were approximately 13,600 retail licenses across the United States with medical and/or adult-use regulations in place, which is an effective retail density of approximately one retail license per 21,100 residents across these markets in the aggregate, based on data available from individual governmental cannabis license databases and the U.S. Census Bureau estimates for both licenses and population.
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
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain, Switzerland, and Uruguay. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of December 31, 2025, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue. Substantially all of our revenue was generated in the United States.
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
While the cannabis industry is still in the early innings of what could be decades of growth, we have established a leading position and a recognized brand given our 17-year operating history. Over the coming years, we plan to continue expanding our solutions and service offerings.
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
•Largest Two-Sided Platform for Cannabis Businesses and Consumers. With $174.7 million in revenues and 5,190 average monthly paying clients for the year ended December 31, 2025, we believe we are the largest two-sided platform for cannabis businesses and consumers in the United States. Increasing the number of users on our platform, generates more engagements, which we expect can more easily persuade our business clients to consolidate their service providers by switching to our value-priced Weedmaps for Business bundled solution. Increasing the number of businesses on our marketplace, allows us to be a more compelling platform for users. As more businesses and users join the platform, we gain a richer trove of industry data to perform market research and assist in product development and improvement. The result is a self-reinforcing, mutually beneficial, two-sided network effect, which we believe is difficult to replicate.
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
•Expand Our Existing Markets and Enter New Markets. We have a significant opportunity to grow our client base both within existing markets that are continuing to grow and new markets as they become open to regulated cannabis. We believe we are a nationally-recognized brand in the cannabis industry, and we are monetizing our platform in over 35 U.S. states and territories, as of December 31, 2025. Based on our internal research, we believe the minimum level of acceptable retail density to have a healthy and functioning licensed market is one licensed retailer per 10,000 residents. Many of the U.S. states where we operate today are still under-penetrated with low levels of licensed retail density based on our internal data. Despite recent and near term challenges, we believe that there are substantial growth opportunities for us in the long-term within our existing markets as retail licenses continue to be issued, and states move towards, and eventually beyond, the one retail license per 10,000 people ratio. As of December 31, 2025, there were approximately 13,600 existing retail licenses across the United States. Assuming no cap on the number of licenses issued or other restrictions on the number of licenses issued, if these same markets were to issue enough licenses to match a ratio of one retail license per 10,000 residents, approximately 15,000 new retail licenses would be issued. This may require continued liberalization of license restrictions across cities and counties within certain states where we do business today. In addition, we believe that legalization by additional states and eventually the U.S.

government is inevitable. Assuming no other restrictions on the number of licenses issued, if the entire United States reached a minimum level of density of one retail license per 10,000 residents, the total universe of retail licenses would reach approximately 34,500, which is approximately 2.5 times the current count of retail licenses in the United States. If our assumptions and projections are correct, this represents a significant growth opportunity for us as every new retail license issued is an opportunity to onboard a new client onto our platform and increase their monthly spend as they leverage more of our services, solutions and upsell / add-on products.
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
Corporate History
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
On December 18, 2025, President Trump issued an Executive Order directing that cannabis be rescheduled from Schedule I to Schedule III. The Order directs the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the Controlled Substances Act in the most expeditious manner.” Should cannabis ultimately be rescheduled to Schedule III, this decision is expected to have far reaching implications that are not yet fully understood. For example, rescheduling may increase competitors in this space if non-cannabis technology companies who have previously avoided the space now decide to enter the market
For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to our Business and Industry—We currently face intense competition in the market and we expect competition to further intensify as the cannabis industry continues to evolve.”

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
As of December 31, 2025, we have been issued trademark registrations in the United States, Canada, Japan, the European Union, the United Kingdom, Mexico and Australia. We have also been issued an international trademark registration with designation in Australia and the European Union for “Weedmaps.”
In addition to our numerous trademark applications and registrations, we have United States copyright registrations for our weedmaps.com website, “Grow One,” and two versions of our Lab API documentation. Further, we own several domain names, including: weedmaps.com, marijuana.com, cannabis.com, wmpolicy.com, themuseumofweed.com, wm-retail.com,

wmforbusiness.com, WM.store and headie.com. Our trademarks and domain names are material to our business and brand identity.
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
People Operations and Human Capital Resources
As of December 31, 2025, we had 416 full-time employees and 33 temporary employees, including 155 in engineering, product and design, 200 in sales and marketing and 94 in general and administrative. Of these employees, 444 are located in the United States and 5 are located in Canada.
We believe that being able to attract and retain top talent is both a strategic advantage for us and necessary to realize our mission of powering a transparent and inclusive global cannabis economy. Our position as a leading technology provider to the cannabis industry helps us attract high caliber candidates who are technically skilled and passionate about our mission and products. We devote substantial resources to this task. Our dedicated, best-in-class Talent Acquisition team is focused on finding and attracting capable talent, and our People & Workplace team is focused on making us a world class employer of choice for that talent once they get here. None of our employees are represented by a labor union or covered by collective bargaining agreements and we have not experienced any work stoppages.
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

Despite the Sessions Memo, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors, and has not since 2014. No reversal of that policy of prosecutorial discretion is expected under a Trump administration given the recent Executive Order regarding rescheduling cannabis and his prior administrations actions on cannabis and statements while campaigning, although prosecutions against state-legal entities cannot be ruled out entirely at this time. Prior to the current administration, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research -- bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. On August 29, 2023, HHS issued a letter to the DEA recommending that cannabis be reclassified as a Schedule III controlled substance under the CSA. Following that recommendation, DOJ issued a Notice of Proposed Rulemaking (the “NPRM”) proposing to reschedule cannabis, and DEA issued a notice for a hearing which commenced in November 2023, but the hearing is currently stayed pending an administrative interlocutory appeal. On December 18, 2025, President Trump issued an Executive Order directing that cannabis be rescheduled from Schedule I to Schedule III. The Order directs the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the Controlled Substances Act in the most expeditious manner.” If the DOJ follows through on Trump’s directive, it would be a momentous change whose full implications are currently unknown, however, the decision to reclassify cannabis would neither legalize nor likely eliminate current state cannabis program. If placed under Schedule III, cannabis will remain a controlled substance and state-legal programs will continue to operate outside of federally legal channels in their distribution of the substance particularly because no state operator holds a DEA registration to possess or distribute cannabis. One notable impact for our clients is that rescheduling cannabis to Schedule III would remove the various tax-related hindrances tied to Section 280E of the Code, and cannabis-related businesses (whether involved in medical or adult-use cannabis) would finally be able to take advantage of all applicable deductions and credits on their business taxes that other businesses enjoy. However, some fear that if cannabis were successfully rescheduled the DEA or FDA may impose additional requirements or begin to target enforcement on state cannabis programs. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.
U.S. Attorney General, Pam Bondi has repeatedly declined to specify her stance on cannabis policy issues, responding to several related questions from senators that she will give “careful consideration after consulting with appropriate Department officials.” She has also avoided specifying her stance on the federal enforcement of cannabis laws or how she would approach states where cannabis is legal. Therefore, key questions remain about how Attorney General Bondi would handle both the rescheduling process and federal enforcement priorities. Despite President Trump's recent support for cannabis rescheduling and ending arrests for personal use, Attorney General Bondi's past record as Florida Attorney General shows opposition to medical cannabis legalization, including defending a ban on smoking medical cannabis in 2018, which has raised concerns among advocates about her approach at the federal level. It is unclear whether the status quo of federal non-enforcement will continue for the foreseeable future; however, increased enforcement would be a marked departure from the prior ten years and inconsistent with President Trump’s purported views on cannabis.
Members of the U.S. Congress from both parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it. In addition to broader reforms, this session has seen additional incremental reform bills that aim to increase research, increase access for veterans, or facilitate state-legal cannabis. Since the recent election, however, there has also been proposed anti-cannabis legislation, for example, a bill aiming to ensure Section 280E of the Code continues to apply to state cannabis businesses even if cannabis is ultimately rescheduled to Schedule III. Nevertheless, while the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive, including potentially through rescheduling in 2026.
Should cannabis ultimately be rescheduled to Schedule III, this decision is expected to have far reaching implications that are not yet fully understood. For example, rescheduling may increase competitors in this space if non-cannabis technology companies who have previously avoided the space now decide to enter the market.
Some of our retail clients sell products with hemp-derived cannabinoids, including, tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) products. In December 2018, the U.S. government removed hemp and extracts of hemp from the CSA schedules through the Agriculture Improvement Act of 2018, Pub. L. 115-334 (the “2018 Farm Bill”). Accordingly, the production, sale and possession of hemp or extracts of hemp, including certain THC and CBD products, no longer violate the CSA. The states have implemented a patchwork of different laws on hemp and its extracts. Additionally, the Food & Drug Administration (“FDA”) claims that the Food, Drugs & Cosmetics Act significantly limits the legality of certain hemp-derived THC and CBD products. In January 2023, FDA affirmed that the agency will not compromise—or create new standards—in evaluating or permitting cannabis or cannabinoid compounds and products, and particularly CBD. In November 2025, Congress passed the Continuing Appropriations and Extensions Act of 2026 (H.R. 5371) (the “2026 Appropriations Act”), which included a provision (section 781) to amend the definition of hemp in the 2018 Farm Bill to effectively prohibit the currently commercialized hemp-derived THC and full spectrum products, although the change does not become effective for 365 days from the date of enactment. Efforts are underway to repeal, replace, or delay this amendment, but whether any change will occur is uncertain. The December Executive Order also directs White House staff to work with Congress to “update the statutory definition” of hemp to allow Americans to access CBD products while permitting Congress to “restrict the sale of products posing serious health risks,” and to consult with relevant executive branch departments to “develop a regulatory framework for hemp-derived cannabinoid products, including development of guidance on an upper limit on milligrams of THC per serving with considerations on per container limits and CBD to THC ratio requirements.” It is unclear how this will be achieved, and whether Congress—which just revised the definition of hemp in the 2026 Appropriations Act—will agree to further changes. All of this regulatory volatility creates significant uncertainty for our hemp clients.
While sales of hemp-derived products have generally continued thus far, the amendment may lead to changes in enforcement priorities or further federal regulations that could negatively impact our clients that sell such products, which could adversely impact our business, operating results, financial condition, brand and reputation; at the same time, a repeal of the hemp amendment or a continued lack of federal enforcement could negatively impact our cannabis clients that compete against such products, which could adversely impact our business, operating results, financial condition, brand and reputation.
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
Our revenue has in the past declined in comparison to prior periods and may decline in the future due to a number of factors including, but not limited to, slowdowns in the pace of issuance of new licenses to cannabis retailers and brands, and the decline in the number of new major geographic markets in which the sale of cannabis is permitted and to which we have not already expanded. Accordingly, we may not be able to generate sufficient revenue to offset potential cost increases and our ability to achieve and sustain profitability may be impacted. Additionally, we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:
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
California represents one of the largest state legal cannabis markets in the United States, and approximately 56% and 53% of our revenue for the years ended December 31, 2025 and 2024, were generated in California. As new markets develop and our current markets expand, we anticipate that there will be a further reduction in the percentage of our revenue generated in California, but we do not know with any certainty when and to what degree, if ever, this would occur. Moreover, the cannabis market in California is rapidly evolving, and we expect our growth in California to continue as the cannabis industry continues to develop, which could further concentrate our client base. For example, California has instituted a cannabis excise tax of 15%, which could increase to 19% in July 2028, on the gross receipts from any retail sale of cannabis or cannabis products. This tax, and similar efforts, has contributed to, and may further have a material adverse effect on our clients’ business, operating results and financial condition, thereby limiting their ability to spend with us. As a result, our business and results of operations are particularly susceptible to, and may be disproportionately impacted by, trends in the California cannabis market, as well as adverse economic, regulatory, political and other conditions in California.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we may be party to various claims and legal proceedings. For example, in August 2022, our board of directors determined to voluntarily report an internal complaint and subsequent internal investigation to the SEC. Since that date, we have responded to subpoenas from the SEC’s Division of Enforcement and on July 22, 2024, we reached an agreement in principle with the SEC staff to resolve the SEC staff’s investigation with respect to us. The settlement was approved by the SEC, and the administrative cease-and-desist order was entered in September 2024. In addition, on October 17, 2024, a putative shareholder class action complaint, captioned Seret Ishak v. WM Technology, Inc. et al., Case No. 2:24-cv-08959, was filed in the U.S. District Court for the Central District of California, naming us and certain former and current officers and/or directors of the Company and Silver Spike as defendants. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact relating to historical public reporting of our monthly active users (“MAUs”) metric. On May 12, 2025, the plaintiffs filed an amended class action complaint. On July 11, 2025, the defendants moved to dismiss the plaintiffs’ amended class action complaint. On February 12, 2026, the parties filed a notice of settlement stating that they had reached an agreement in principle to fully settle all pending claims in the action and requesting the court to not rule on the pending motions to dismiss as they were now moot. On February 13, 2026, the court denied as moot the motions to dismiss and ordered lead plaintiff to file a motion for preliminary approval of the settlement by April 13, 2026.
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
Further, on November 18, 2024, a shareholder derivative action, captioned Pearson v. Francis, et. al, Case No. 8:24-cv-02525, was filed in the U.S. District Court for the Central District of California against certain former and current members of our board of directors and certain former and current officers. The derivative complaint alleges, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs and corporate governance matters. On December 10, 2024, the U.S. District Court of the Central District of California issued an order consolidating the DeGennaro and Pearson shareholder derivative actions. On October 3, 2025, the court granted the parties’ joint stipulation to stay the consolidated action until resolution of the motions to dismiss the putative shareholder class action discussed above. On February 17, 2026, in light of the notice of settlement in the above-referenced putative shareholder class action and the denial of the motions to dismiss as moot, the court ordered the parties to show cause regarding the continued stay of the consolidated shareholder derivative action. On February 25, 2026, the court extended the stay to April 10, 2026 to provide the parties additional time to discuss a potential resolution to the consolidated shareholder derivative action, pursuant to a court-entered stipulation by the parties.
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
Further, to the extent any law enforcement actions require us to respond to subpoenas, or undergo search warrants, for client records, cannabis businesses could elect to cease using our products. Until the U.S. federal government changes the laws with respect to cannabis, and particularly if the U.S. Congress does not extend the Omnibus Spending Bill’s protection of state medical cannabis programs to apply to all state cannabis programs, U.S. federal authorities could more strictly enforce current federal prohibitions and restrictions. An increase in federal enforcement against companies licensed under state cannabis laws could negatively impact the state cannabis industries and, in turn, our business, operating results, financial condition, brand and reputation.
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
Although cannabis is a restricted controlled substance under the federal CSA, U.S. states have legalized cannabis to varying degrees through state-specific regulatory frameworks. See “Business—Government Regulation” for additional information.
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
Expansion of our business is in part dependent upon continued legislative authorization, including by voter initiatives and referendums, of cannabis in various jurisdictions worldwide. Any number of factors could slow, halt, or even reverse progress in this area. For example, in 2025, at least three ballot initiatives (Arizona, Massachusetts and Maine) were introduced to repeal all or some portion of each state’s laws permitting adult use sales, and Florida’s Attorney General has thus far successfully precluded adult‑use legalization from being placed on the 2026 ballot. In addition, implementation of state laws is often a multi-year process following a ballot initiative or legislation. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations. Any one of these factors could slow or halt the legalization of cannabis, which would negatively impact our ability to expand our business.
Additionally, the expansion of our business also depends on jurisdictions in which cannabis is currently legalized not narrowing, limiting or repealing existing laws legalizing and regulating cannabis, or altering the regulatory landscape in a way that diminishes the viability of cannabis businesses in those jurisdictions. For example, in April 2019, a lawsuit was filed in the Fresno County Superior Court challenging the California Bureau of Cannabis Control regulation that allowed cannabis businesses to deliver products in local jurisdictions which had prohibited the sale of cannabis. In November 2020, in a mixed result, the Fresno County Superior Court upheld the state regulation that allows licensed cannabis delivery companies to offer services anywhere in the state, while also affirming that cities and counties can forbid those operations, though enforcement of the bans is also up to the local governments. While a recent amendment (S.B. 1186), which became effective in January 2024, prevents local governments from banning the delivery of medical cannabis to patients, adult-use cannabis storefront retail and delivery operations may continue to be restricted by some cities and counties. The imposition or potential enforcement of local jurisdiction delivery bans may negatively impact the viability and attractiveness of our offerings in California going forward. We generated approximately 56% and 53% of our revenue for the years ended December 31, 2025 and 2024 in California, and such developments may in turn have a material adverse effect on our business, operating results and financial condition. For more information, refer to “Risk Factors—Our business is concentrated in California, and, as a result, our performance may be affected by factors unique to the California market.” Additionally, if such challenges are successful in any other jurisdictions that have legalized or are in the process of legalizing cannabis, our ability to expand our business would be negatively impacted.
Our clients face challenges unique to the cannabis industry that can impact their financial health and long-term viability. If our clients struggle financially or do not remain viable, it can negatively impact our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables.
Our paying clients face challenges including, among other factors, limited access to capital (relative to other industries) and the impact of Section 280E of the Code (which, as applied to certain cannabis businesses, disallows the deduction of “ordinary and necessary” business expenses, such as below-the-line deductions, essentially resulting in federal income tax liability calculated based on gross income), limiting cash flow and liquidity of many industry participants. Additionally, the cannabis industry faced price deflation over the last three years, further pressuring many of our paying clients. This resulted in financial hardship for certain cannabis companies, including some of our paying clients which caused elevated churn and impacted their ability to spend on our platform over the last three years. If our clients struggle financially or do not remain viable, it can negatively impact our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables. We have customers with past due balances and our failure to collect a significant portion of such balances could adversely affect our cash and provision for credit losses. See “Accounts Receivable, Net” of Note 2, “Summary of Significant Accounting Policies” to the audited consolidated financial statements for additional information.
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
On December 18, 2025, President Trump issued an Executive Order directing that cannabis be rescheduled from Schedule I to Schedule III. The Order directs the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the Controlled Substances Act in the most expeditious manner.” If cannabis is ultimately rescheduled to schedule III, this decision is expected to have far reaching implications that are not yet fully understood. For example, rescheduling may increase competitors in this space if non-cannabis technology companies who have previously avoided the space now decide to enter the market.
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
Our future success depends on our continued ability to recruit, train, retain and motivate key personnel, including Douglas Francis, our Chief Executive Officer and Chairman, Brian Camire, our General Counsel, Sarah Griffis, our Chief Technology Officer, and Susan Echard, our Chief Financial Officer.
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
In addition, our Chief Financial Officer, Susan Echard, prior to January 30, 2026 was a consultant and not a full time employee. Ms. Echard was a partner at SeatonHill Partners, LP a CFO services firm. Ms. Echard served as our interim Chief Financial Officer from February 2024 through November 2024, which, as noted in our Notification of Late Filing on Form 12b-25 with the SEC, had an impact on our ability to complete our financial statements. Effectively January 30, 2026, we entered into an employment agreement with Ms. Echard. If Ms. Echard departs, and we are unable to recruit and retain a qualified replacement in a timely manner it could result in management, operating and financial reporting difficulties, which could have an adverse effect on our business.
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
Visits to our website could also decline if our social media accounts, such as those on Facebook, Instagram, X formerly known as Twitter or LinkedIn are shut down or restricted. We work across these social networks to increase brand awareness of our company by consumers and clients, and to promote client acquisition. Our engagement on these social media platforms is subject to their respective terms of service and community guidelines, which generally restrict the promotion, sale and, often, depiction of cannabis. While we do not directly promote the sale of cannabis or cannabis-related products by our clients on these social media platforms, the perception that we may be engaging in such promotion or our inadvertent violation of other aspects of these platforms’ terms of service or community guidelines may result in our accounts being shut down or restricted. For example, our Instagram account was suspended for short periods in each of September 2024 and was suspended from October 2024 through June 2025. Once our account is restated, it may, and our other accounts might also, be suspended or restricted due to changes in the rules and regulations of such social media platforms. Any such suspension or restriction could result in reduced traffic to our website and diminished demand for our products, which could adversely affect our business and operating results.
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
It is critical to our success that clients and consumers within our geographic markets be able to access our platform at all times. We have previously experienced service disruptions, and in the future, we may experience service disruptions, outages or other performance problems due to a variety of factors, including infrastructure changes, human or software errors, defects, software bugs, capacity constraints and distributed denial of service, or DDoS, fraud or other security incidents or vulnerabilities. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Additionally, even if we are able to develop a patch or other fix to address such issues, such fix may be difficult to push out to our customers or otherwise be delayed. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our products become more complex and our traffic increases. If our platform is wholly or partially unavailable when consumers attempt to access it or it does not load as quickly as they expect, consumers may seek other solutions and may not return to our platform as often in the future, or at all. This would harm our ability to attract clients and decrease the frequency with which they subscribe for our advertising placements. We have and expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results would be harmed.
Additionally, our business depends upon the appropriate and successful implementation of our platform by our customers. If our customers fail to use our platform according to our specifications, our customers may suffer a security incident or other disruption on their own systems or other adverse consequences. Even if such an incident is unrelated to our practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures, and could result in reputational harm.
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
Any actual or perceived security incident could damage our reputation and brand, result in decreased utilization of our platform or prevent users from using our platform, expose us to fines and penalties, government enforcement actions (for example, investigations or inspection); negative publicity; additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; reputational harm; monetary fund diversions; diversion of management’s attention; interruptions in our operations (including availability of data); financial loss; and other similar harms that may require us to expend significant capital and other resources to alleviate any resulting problems and otherwise to remediate the incident, and require us to expend increased cybersecurity protection costs. We have in the past and may in the future incur significant costs in an effort to detect and prevent security incidents. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. Certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
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
Macroeconomic conditions, including but not limited to inflation, tariffs, uncertain credit and global financial markets, government shutdowns, past and potential future disruptions in access to bank deposits or lending commitments due to bank failures; current and potential future geopolitical events, including the military conflicts between Russia and Ukraine and the state of war between Israel and Hamas and the related risk of a larger regional conflict; and the occurrence of a catastrophic event, including but not limited to severe weather, wildfire, war, or terrorist attack, could adversely impact our business, financial condition and operating results. For example, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. We also face risks related to public health crises, like the COVID-19 pandemic and other adverse health developments. For example, in connection with the COVID-19 pandemic, governments implemented significant measures intended to control the spread of the virus, including closures, quarantines, travel restrictions and other social distancing directives.
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
Many foreign countries and governmental bodies, including Canada, the United Kingdom (“UK”), and the European Union (“E.U.”) have laws, regulations, and industry standards concerning the processing of personal information, including for example, in Canada, the federal Personal Information Protection and Electronic Documents Act, or PIPEDA and various related laws. Further, Canada has robust anti-spam legislation, the Anti-Spam Legislation, or CASL. The penalties for non-compliance under CASL are significant. In addition, the E.U.’s General Data Protection Regulation, or the EU GDPR, and the United Kingdom’s GDPR, or UK GDPR (collectively, “GDPR”) regulate the processing of personal data and provide for substantial penalties for noncompliance. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, up to 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
There are also laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have adopted and may in the future adopt similar laws.
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
We are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the CCPA, require our customers to impose specific contractual restrictions on their service providers. We are also subject to the PCI-DSS, which requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with the PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.
Our employees and personnel use generative artificial intelligence (“AI) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages. We use machine learning and AI, including generative AI, in certain aspects of our products and services. The development and use of AI technologies present various privacy and security risks that may impact our business. AI technologies are subject to privacy and data security laws, as well as increasing regulation and scrutiny.

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
We are subject to general business regulations and laws as well as federal, state, provincial and foreign laws specifically governing the internet. Existing and future laws and regulations, narrowing of any existing legal safe harbors, or previous or future court decisions may impede the growth of the internet or online products and solutions, and increase the cost of providing online products and solutions. These laws may govern, among other issues, taxation, tariffs, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential internet access and the characteristics and quality of offerings. It is often unclear how existing laws governing issues such as property ownership, sales, use and other taxes, and libel apply to the internet or online services. There is also a risk that these laws may be interpreted and applied in conflicting ways across jurisdictions, and in a manner that is not consistent with our current practices. Unfavorable resolution of these issues may limit our business activities, expose us to potential legal claims or cause us to spend significant resources on ensuring compliance, any of which could harm our business and operating results.
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
We are subject to the income tax laws of the United States, Canada and several other foreign jurisdictions. New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could affect the tax treatment of our U.S. and foreign earnings. Any new taxes could adversely affect our domestic and foreign business operations and our business and financial performance. For example, California has instituted a cannabis excise tax of 15% which could increase in July 2028, on the gross receipts from any retail sale of cannabis or cannabis products. This tax, and similar efforts, has, and may continue to have a material adverse effect on the number of consumers purchasing cannabis, as well as negatively impact the operating results of cannabis retail, both of which has and may continue to adversely affect to our business, cash flow, financial condition and operating results. In addition, existing tax laws, statutes, rules, regulations, or ordinances, such as Section 280E of the Code, discussed in this Annual Report on Form 10-K, could be interpreted, changed, modified or applied adversely to us. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or operating results.
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
We have ongoing material weaknesses in our internal control over financial reporting as of December 31, 2025. If we are unable to remediate these material weaknesses or to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment of our internal control over financial reporting, under the criteria described in the preceding sentence, management has identified that as of December 31, 2025, our internal control over financial reporting was not effective due to the ongoing material weaknesses in internal control over financial reporting.
As of December 31, 2025, we have an ongoing entity-level material weakness that was identified in the years ended December 31, 2024 and 2023, and for which remediation efforts continued in the year ended December 31, 2025 as further described below.
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
The entity-level material weakness contributed to material weaknesses within our system of internal control over financial reporting as follows:
Unremediated material weaknesses identified in the years ended December 31, 2025, 2024 and 2023
1.We did not design and maintain effective information technology (IT) general controls for certain information systems supporting our key financial reporting processes, including for our enterprise resource planning (ERP) system and for certain in-scope on-premise and vendor-supported applications. Specifically, we did not design, implement and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, and (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production. As a result, IT application controls and business process controls that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all of our financial statement account balances and disclosures.
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
WMH LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, WMH LLC’s taxable income will be allocated to holders of WMH Units, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of WMH LLC. Under the terms of the amended operating agreement, WMH LLC is obligated to make tax distributions to holders of WMH Units (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the TRA (and the cost of administering such payment obligations), which could be significant. We intend to cause WMH LLC to make distributions to holders of WMH Units in amounts sufficient to cover all applicable taxes (calculated at assumed tax rates), relevant operating expenses, payments under the TRA and dividends, if any, declared by us. However, as discussed below, WMH LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which WMH LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering WMH LLC insolvent. If our cash resources are insufficient to meet our obligations under the TRA and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.
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
The payments we will be required to make under the TRA may be substantial. Potential payments will depend on the future tax savings that we will be realize (or, in certain circumstances, are deemed to realize), and the TRA payments made by us will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the exchange agreement and the prevailing applicable tax rates applicable to us over the life of the TRA and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the TRA. Payments under the TRA are not conditioned on the WMH LLC Class A equity holders’ continued ownership of us. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and See Note 15, “Income Taxes,” to our audited consolidated financial statements included herein.
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
On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under the Obama administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state legal cannabis activities. Since the Sessions Memo was issued over eight years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities.
We cannot assure that each U.S. Attorney’s Office in each judicial district where we operate will not choose to enforce federal laws governing cannabis sales against state-legal companies like our business clients. The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public sentiment and ongoing prosecutorial discretion. Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the DEA, from using appropriated funds to prevent states from implementing their medical-use cannabis laws (formerly known as the Rohrabacher-Bluemnauer Amendment, and now known as the Joyce Amendment). In 2021, President Joe Biden became the first president to propose a budget with the Joyce Amendment included. The Joyce Amendment most recently was renewed through the signing of the stopgap spending bill. While the Joyce Amendment has continuously been renewed since its inception with little fanfare, there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in future appropriations bills.
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

In the prior administration, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research -- bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services (“HHS”) and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. On August 29, 2023, HHS issued a letter to the DEA recommending that cannabis be reclassified as a Schedule III controlled substance under the CSA. On May 16, 2024, President Biden announced that the U.S. Attorney General initiated proceedings to transfer cannabis from Schedule I to Schedule III, through an NPRM published on May 21, 2024. Following the NPRM, DEA issued a notice for a hearing which commenced in November 2023, but the hearing is currently stayed pending an administrative interlocutory appeal. On December 18, 2025, President Trump issued an Executive Order directing that cannabis be rescheduled from Schedule I to Schedule III. The Order directs the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the Controlled Substances Act in the most expeditious manner.” If rescheduling does occur, this would be a momentous change whose full implications are currently unknown. The decision to reclassify cannabis would neither legalize nor likely eliminate current state cannabis programs. If placed under Schedule III, cannabis will remain a controlled substance and state-legal programs will continue to operate outside of federally legal channels in their distribution of the substance particularly because no state operator holds a DEA registration to possess or distribute cannabis. However, some fear that, if cannabis is successfully rescheduled, the DEA or FDA may impose additional requirements or begin to target enforcement of state cannabis programs. If our clients are ultimately negatively impacted by rescheduling, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.
Additionally, although President Trump has appeared supportive of the cannabis industry, his nominees have not offered clear answers on their cannabis stance. The President alone cannot reschedule or legalize medical cannabis, and as states have demonstrated, legalizing cannabis can take many different forms.
U.S. Attorney General Pam Bondi has repeatedly declined to specify her stance on cannabis policy issues, responding to several related questions from senators that she will give “careful consideration after consulting with appropriate Department officials.” She has also avoided specifying her stance on the federal enforcement of cannabis laws. Therefore, key questions remain about how Attorney General Bondi would handle both the rescheduling process and federal enforcement priorities. Despite President Trump's recent support for cannabis rescheduling and ending arrests for personal use, Attorney General Bondi's past record as Florida Attorney General shows opposition to medical cannabis legalization, including defending a ban on smoking medical cannabis in 2018, which has raised concerns among advocates about her approach at the federal level. It is unclear whether the status quo of federal non-enforcement will continue for the foreseeable future; however, increased enforcement would be a marked departure from the prior ten years and inconsistent with President Trump’s purported views on cannabis.
Furthermore, while industry observers are hopeful that there will continue to be incremental federal cannabis policy reform, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis. In recent years, members of the U.S. Congress from both parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it, as well as incremental reform bills, including the “Medical Marijuana and Cannabidiol Research Expansion Act” described above. Since the recent election, however, there has also been proposed anti-cannabis legislation, for example, a bill aiming to ensure Section 280E of the Code continues to apply to state cannabis businesses even if cannabis is ultimately rescheduled to schedule III. Nevertheless, the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive, including potentially through rescheduling, in 2026. We cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.
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
FDA regulation of adult-use and medical-use cannabis, as well as hemp products, e-cigarettes and other vaping products, could negatively affect the cannabis industry, which would directly affect our financial condition.
Should the federal government legalize cannabis for adult-use and/or medical-use, it is possible that the U.S. Food and Drug Administration (the “FDA”) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938, and Continuing Appropriations and Extensions Act of 2026 (H.R. 5371) (the “2026 Appropriations Act”) ,directed FDA to create regulations relating to hemp products. The FDA may issue rules and regulations including certified good manufacturing practices related to the growth, cultivation, harvesting and processing of hemp, cannabinoids broadly, or following a rescheduling, even adult-use and medical-use cannabis specifically. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where adult-use and medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations.
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
The hemp and pharmaceutical industry may attempt to compete with or dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of hemp-derived containing intoxicating doses of THC or other cannabinoids (e.g., delta-8-THC) or derivative/synthetic products (e.g., THC-O) which emulate or even magnify the psychoactive effects of cannabis. Since the passage of the Farm Bill over six years ago, the hemp product market, and beverage market, in particular, has exploded – with 2024 sales for all hemp THC products projected to reach $3.5 billion and a path toward $4.4 billion by 2029. However, in November 2025, Congress passed 2026 Appropriations Act, which included a provision (section 781) to amend the definition of hemp in the 2018 Farm Bill to effectively prohibit the currently commercialized hemp-derived THC and full spectrum products, although the change does not become effective for 365 days from the date of enactment. Efforts are underway to repeal, replace, or delay this amendment, but whether any change will occur is uncertain. The December Executive Order directs White House staff to work with Congress to “update the statutory definition” of hemp to allow Americans to access CBD products while permitting Congress to “restrict the sale of products posing serious health risks,” and to consult with relevant executive branch departments to “develop a regulatory framework for hemp-derived cannabinoid products, including development of guidance on an upper limit on milligrams of THC per serving with considerations on per container limits and CBD to THC ratio requirements.” It is unclear how this will be achieved, and whether Congress—which just revised the definition of hemp in the 2026 Appropriations Act—will agree to further changes. All of this regulatory volatility creates significant uncertainty for our hemp and cannabis clients. If such products continue to be successful, the widespread popularity of such products could continue to negatively impact the demand, volume and profitability of the cannabis industry. This could adversely affect the ability of our cannabis clients to secure long-term profitability and success.
Products made with intoxicating cannabinoids from industrial hemp currently have several competitive advantages over similar cannabis derived products. Utilizing the legality of industrial hemp under U.S. federal law, many such products are available for sale through unlicensed channels and are shipped in interstate commerce. Such products are increasingly available direct-to-consumer or at brick and mortar stores such as gas stations and convenience stores (often without age verification or other safeguards). While some states have attempted to prohibit or regulate such products, the requirements are much less onerous than for cannabis-licensees, and enforcement against manufacturers of such products have been limited. Furthermore, because testing standards are less rigorous or sometimes non-existent, hemp-derived products could have negative health consequences which consumers then generalize to cannabis products.
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
We believe that Section 230(c)(1) of the Communications Decency Act (“CDA”) provides immunity from civil and state criminal liability, but it is possible that it does not, which would subject us to legal, business and operational risks.
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
Until and unless cannabis is rescheduled to Schedule III, Section 280E of the Code may continue to apply to cannabis and does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Section 280E of the Code may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations, which directly affects our clients, who are cannabis retailers. However, Section 280E of the Code and related IRS enforcement activity have had a significant impact on the operations of all cannabis companies. While the Section does not directly affect our Company, it lowers our clients’ profitability, and could result in decreased demand for our listing and marketing services. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. This affects us because our sales and operating results could be adversely affected if our clients decrease their marketing budgets and are operating on lower profit margins as a result of unfavorable treatment by the Code.
Service providers to cannabis businesses may also be subject to unfavorable U.S. tax treatment.
As discussed above, under Section 280E of the Code, no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses and asserting assessments and penalties for additional taxes owed. While we do believe that Section 280E of the Code does not apply to our business, or ancillary service providers that work with state-licensed cannabis businesses, if the IRS interprets the section to apply, it would significantly and materially affect our profitability and financial condition.
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
As of December 31, 2025, our affiliates, executive officers, directors and their respective affiliates as a group beneficially own approximately 19.9% of our outstanding Class A Common Stock and Class V Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
•could cause a change in control if a substantial number of shares of our Class A Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, and other tax attributes, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our Class A Common Stock and/or Warrants.
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
Our Class A Common Stock is currently listed on the Nasdaq Global Select Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive business days. For example, on February 4, 2026, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive trading days, the closing bid price for our Class A Common Stock was below $1.00 per share, (the “Notice”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a compliance period of 180 calendar days from the date of the Notice, or until August 3, 2026, to regain compliance with the minimum closing bid price requirement, which we did, and Nasdaq provided us written confirmation of compliance on December 3, 2024. We received such letters and achieved compliance thrice prior to February 4, 2026, and may again in the future.
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
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our systems and data. Our cybersecurity program is informed by recognized industry frameworks and standards and we regularly evaluate our controls and processes against these benchmarks to help ensure the continued effectiveness of our security posture. We use third-party service providers to assist us from time to time with the identification, assessment, and management of material cybersecurity risks. We have a vendor management program designed to manage cybersecurity risks associated with our use of these providers, as well as other third-party suppliers and business partners, which may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider.
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
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee and technology committee of our board of directors are responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors. We also maintain a security awareness training program designed to educate employees on cybersecurity risks, social engineering threats, and their role in safeguarding company systems and data.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our security team, led by our CTO. Our CTO has over 15 years of experience in engineering, development and information security, including leadership roles overseeing enterprise security programs, compliance initiatives, and risk management across regulated industries. Our CTO is supported by a dedicated security team whose members collectively hold over 40 years of experience in information security, including expertise in threat detection, incident response, vulnerability management, and regulatory compliance.
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
ITEM 2.    PROPERTIES
We currently maintain our executive offices and headquarters at 41 Discovery, Irvine, California 92618, pursuant to an operating lease that expires in 2030. We also have office spaces in Los Angeles, California and Austin, Texas.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “MAPS” and “MAPSW”, respectively. As of March 5, 2026, there were 111,187,614 shares of Class A Common Stock issued and outstanding and 47,852,652 shares of our Class V common stock (the “Class V Common Stock”) issued and outstanding. No market exists for the Class V Common Stock.
Holders of Record
As of March 5, 2026, there were 90 holders of record of our Class A Common Stock, 11 holders of record of our Class V Common Stock and 2 holders of record of our Public Warrants.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
There have been no recent sales of unregistered securities for the years ended December 31, 2025 and December 31, 2024 that would be required to be disclosed pursuant to Item 701 of Regulation S-K.
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
For further discussion of our products and services, growth strategy, challenges in our end-markets and competitive strengths, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2025 and December 31, 2024.
Fiscal Year 2025 Financial Highlights
•Revenues were $174.7 million as compared to $184.5 million in the prior year.
•Average monthly paying clients was 5,190, as compared to 5,077 in the prior year.
•Average monthly revenues per paying client was $2,805, as compared to $3,029 in the prior year.
•Net income was $3.3 million as compared to $12.2 million in the prior year.
•Adjusted EBITDA was $39.8 million as compared to Adjusted EBITDA of $42.9 million in the prior year.
•Cash and cash equivalents totaled $62.4 million as of December 31, 2025, with no long-term debt.

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
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,190 average monthly paying clients during the year ended December 31, 2025, on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 8,100 active listing pages as of December 31, 2025.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain, Switzerland, and Uruguay. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of December 31, 2025, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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

Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The following table summarizes our financial performance for the year ended December 31, 2025 compared to our financial performance for the year ended December 31, 2024. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Years Ended December 31,
	2025	2024
	(dollars in thousands, except for revenue per paying client)
Revenues	$174,704	$184,514
Net income	$3,263	$12,187
EBITDA(1)	$14,951	$25,089
Adjusted EBITDA(1)	$39,847	$42,919
Average monthly revenues per paying client(2)	$2,805	$3,029
Average monthly paying clients(3)	5,190	5,077
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
Average Monthly Revenues Per Paying Client
Average monthly revenues per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements (“Featured Listings”). We calculate this metric by dividing the average monthly revenues for any particular period by the average monthly number of paying clients in the same respective period. The decrease in our average monthly revenues per paying client for the year ended December 31, 2025 compared to 2024 was primarily due to spend declines in established markets driven by continued industry challenges, such as price deflation and ongoing consolidation. In addition, new clients acquired across certain markets had lower levels of average spend.
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
Average monthly paying clients for the year ended December 31, 2025 increased by approximately 2% to 5,190 average monthly paying clients from 5,077 average monthly paying clients in the same period in 2024. The increase in average monthly paying clients in 2025 as compared to 2024 was primarily due to new client acquisitions across certain developing markets, partially offset by a churn in more established markets.
Non-GAAP Financial Measures
Net Income to EBITDA and Adjusted EBITDA
Our financial statements, including net income, are prepared in accordance with GAAP. For more information regarding the components within our net income, see “Components of Our Results of Operations” below.
Net income for the year ended December 31, 2025 was $3.3 million compared with a net income of $12.2 million for the year ended December 31, 2024. The decrease in net income of $8.9 million was primarily due to a decrease in revenues of $9.8 million and an increase in total costs and expenses of $4.2 million, partially offset by change in TRA liability of $3.1 million resulting from the remeasurement of the TRA liability, change in fair value of warrant liability of $0.4 million and an increase in other income of $1.6 million.

To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, legal settlements and other legal costs, loss contingency, asset impairment charges, reduction in force, change in the TRA liability and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (the most directly comparable GAAP financial measure) to EBITDA; and from EBITDA to Adjusted EBITDA.
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
A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
Net income	$3,263	$12,187
Provision for income taxes	93	46
Depreciation and amortization expenses	13,394	13,278
Interest income	(1,799)	(422)
EBITDA	14,951	25,089
Stock-based compensation	7,776	9,221
Change in fair value of warrant liability	(390)	—
Loss Contingency(1)	2,324	—
Asset impairment charges(2)	7,777	—
Legal settlements and other legal costs (3)	6,863	5,836
Reduction in force(4)	879	—
Change in tax receivable agreement liability	(333)	2,773
Adjusted EBITDA	$39,847	$42,919
1 Represents loss contingency related to the shortfall under the AWS minimum commitment obligation. See Note 6, “Commitments and Contingencies” to our audited consolidated financial statements included herein.
2 Represents $7.1 million in goodwill impairment and $0.7 million in impairment charges related to capitalized implementation costs. See Note 8, “Goodwill and Intangible Assets,” and Note 9, “Prepaid Expenses and Other Current Assets,” to our audited consolidated financial statements included herein.
3 As of December 31, 2025, includes legal and advisory fees related to, among other things, ongoing litigation related to shareholder class action and derivative actions, and as of December 31, 2024, includes legal and advisory fees related to the SEC enforcement matter and SEC settlement. See Note 6, “Commitments and Contingencies” to our audited consolidated financial statements included herein.
4 Represents severance charges included in general and administrative expense in the consolidated statement of operations, related to certain reduction in force actions taken by our management. These reduction in force actions are designed to enhance operational efficiency and align resources with strategic priorities in our corporate technology and marketing divisions.

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
Prices of certain commodity products, including gas prices, are historically volatile and subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs, inflation, and global conflicts. Increasing prices in the component materials for the goods or services of our clients have and may impact their ability to maintain or increase their spend with us and their ability to pay their invoices on time. Rapid and significant changes in commodity prices may negatively affect our revenue if our clients are unable to mitigate inflationary increases through various customer pricing actions and cost reduction initiatives. This could also negatively impact our net dollar retention and our collections on accounts receivable. In addition, price deflation across our core markets has and may continue to compress our clients’ operating margins and marketing budgets, which directly impacts our revenue.
Regulation and Maturation of Cannabis Markets
We believe that we will have significant opportunities for greater growth as more jurisdictions legalize cannabis for medical and/or adult-use and the regulatory environment continues to develop. Currently, forty states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam and the Northern Mariana have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only two states continue to prohibit cannabis entirely. We intend to explore new expansion opportunities as additional jurisdictions legalize cannabis for medical or adult use and leverage our business model informed by our 18-year operating history to enter new markets.
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
Brand Recognition and Reputation
We believe that maintaining and enhancing our brand identity and our reputation is critical to maintaining and growing our relationships with clients and consumers and to our ability to attract new clients and consumers. Historically, a substantial majority of our marketing spending was on out-of-home advertising on billboards, buses and other non-digital outlets. Starting in 2019, consistent with the overall shift in perceptions regarding cannabis, a number of demand-side digital advertising platforms allowed us to advertise online. We also invested in growing our internal digital performance advertising team. We believe there is an opportunity to improve market efficiency through digital channels and expect to shift our marketing spending accordingly. Over the longer term, we have and expect to continue to shift and accelerate our marketing spend to additional online and traditional channels, such as broadcast television or radio, as they become available to us. Further, we are reinvesting in our own on-the-ground and field marketing presence and are increasing the types and cadence of client events. These events and in-store activations allow Weedmaps to engage with consumers at the point of purchase and also afford Weedmaps with the opportunity to engage directly with our clients, understand their needs and challenges and foster goodwill.
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
Our revenues are derived primarily from monthly subscriptions to Weedmaps for Business, Featured Listing and WM Deal products and other ad solutions. Our Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured Listing and WM Deal products are offered as add-on products to the Weedmaps for Business subscriptions. Featured Listing and WM Deal products provide customers with premium placement ad solutions and discount and promotion pricing tools. Other ad solutions include banner ads and promotion tiles on our marketplace ad as well as other advertising products on and off the Weedmaps marketplace. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the products are provided. We rarely need to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, we recognize revenue in proportion to the standalone selling prices of the underlying services at contract inception.
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
General and Administrative Expenses
General and administrative expenses consist primarily of payroll, benefit costs and stock-based compensation expense for our employees involved in general corporate functions including our senior leadership team as well as costs associated with the use by these functions of software and facilities and equipment, such as rent, insurance and other occupancy expenses. General and administrative expenses also include provision (recovery) for credit losses, loss contingency, legal settlements and professional and outside services related to legal and other consulting services. General and administrative expenses are primarily driven by headcount required to support our business and meet our obligations as a public company. We expect general and administrative expenses to decline as percentage of revenue as we scale our business and leverage investments in these areas.
Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, furniture and fixtures, leasehold improvements, capitalized software development costs and amortization of intangibles. We expect depreciation and amortization expenses to increase on an absolute basis for the foreseeable future as we scale our business.
Asset Impairment Charges
Asset impairment charges primarily consist of impairment of goodwill and impairment of capitalized implementation costs related to a cloud computing arrangement that we have determined is not probable to be completed and placed in service.
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

Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Item.7 in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025, which are available free of charge on the SEC’s website at https://www.sec.gov and at our investor relations website, https://ir.weedmaps.com.
The following table sets forth our results of operations for the periods presented and expresses the relationship of certain line items as a percentage of revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2025		2024
	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)
Revenues	$174,704	100.0%	$184,514	100.0%

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	8,833	5.1%	9,019	4.9%
Sales and marketing	38,869	22.2%	40,424	21.9%
Product development	28,136	16.1%	36,426	19.7%
General and administrative	76,929	44.0%	70,602	38.3%
Depreciation and amortization	13,394	7.7%	13,278	7.2%
Asset impairment charges	7,777	4.5%	—	—%
Total costs and expenses	173,938	99.6%	169,749	92.0%
Operating income	766	0.4%	14,765	8.0%
Other income (expense), net
Change in fair value of warrant liability	390	0.2%	—	—%
Change in tax receivable agreement liability	333	0.2%	(2,773)	(1.5)%
Other income	1,867	1.1%	241	0.1%
Income before income taxes	3,356	1.9%	12,233	6.6%
Provision for income taxes	93	0.1%	46	—%
Net income	3,263	1.9%	12,187	6.6%
Net income attributable to non-controlling interests	1,301	0.7%	4,548	2.5%
Net income attributable to WM Technology, Inc.	$1,962	1.1%	$7,639	4.1%
Comparison of Years Ended December 31, 2025 and 2024
Revenues

	Years Ended December 31,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Revenues	$174,704	$184,514	$(9,810)	(5)%

Revenues decreased by $9.8 million, or 5%, for the year ended December 31, 2025 compared to the same period in 2024. The decrease was primarily due to a decrease in revenues from our Featured Listing and WM Deal products of $8.9 million and our Weedmaps for Business and other SaaS solutions of $0.9 million. The overall decrease in revenues was driven by continued headwinds across core markets, where ongoing pricing pressure and price deflation continues to compress client operating margins and constrain marketing budgets.
For the year ended December 31, 2025, Featured Listing and WM Deal products, Weedmaps for Business and other SaaS solutions, and other ad solutions represented approximately 61%, 31% and 8% of our total revenues, respectively.

Costs and Expenses
The following table shows our total costs and expenses:

	Years Ended December 31,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$8,833	$9,019	$(186)	(2)%
Sales and marketing	38,869	40,424	(1,555)	(4)%
Product development	28,136	36,426	(8,290)	(23)%
General and administrative	76,929	70,602	6,327	9%
Depreciation and amortization	13,394	13,278	116	1%
Asset impairment charges	7,777	—	7,777	N/M
Total costs and expenses	$173,938	$169,749	$4,189	2%
________________________________
N/M - Not meaningful
Cost of Revenues
The decrease in cost of revenues was primarily related to a decrease of $0.2 million in credit card processing costs primarily driven by a decrease in revenues.
Sales and Marketing Expenses
The decrease in sales and marketing expenses was primarily related to a decrease in personnel-related costs of $1.8 million and a decrease in advertising expense of $0.3 million, partially offset by an increase in outside service expense of $0.5 million and other expense of $0.1 million. The decrease in personnel-related costs of $1.8 million were primarily due to decreases in salaries and wages of $0.3 million, bonus expense of $0.7 million, stock-based compensation expense of $0.6 million and payroll tax expense of $0.3 million, partially offset by an increase in vacation expense of $0.1 million.
Product Development Expenses
The decrease in product development expenses was primarily due to decreases in personnel-related costs of $7.5 million, outside service expense of $0.6 million and other expense of $0.1 million. The decrease in personnel-related costs was primarily due to decreases in salaries and wages of $5.0 million, bonus expense of $0.8 million, stock-based compensation expense of $1.4 million and payroll tax expense of $0.5 million, partially offset by an increase in vacation expense of 0.2 million.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to increases in salaries and wages of $1.3 million, stock-based compensation expense of $0.6 million, employee benefits of $0.7 million, vacation expense of $0.2 million, provision (recovery) for credit losses of $4.4 million, software expense of $1.6 million and other expense of $3.1 million, partially offset by decreases in bonus expenses of $1.2 million, payroll tax expense of $0.1 million, SEC settlement of $1.5 million, outside service expense of $1.5 million and rent and facilities expense of $1.4 million. The other expense included $2.8 million related to a preliminary legal settlement agreement. See Note 6, “Commitments and Contingencies,” to our consolidated financial statements for further discussion.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expense was primarily due to an increase in depreciation of $0.1 million primarily related to capitalized software development.
Asset Impairment Charges
The increase in asset impairment charges was primarily due to $7.8 million in asset impairment charges from 2025. In 2025, we recorded $7.1 million in goodwill impairment and $0.7 million in impairment charges related to capitalized implementation costs as of December 31, 2025. See Note 8, “Goodwill and Intangible Assets,” and Note 9, “Prepaid Expenses and Other Current Assets,” to our consolidated financial statements for further discussion.

Other Income (Expense), net

	Years Ended December 31,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$390	$—	$390	N/M
Change in tax receivable agreement liability	333	(2,773)	3,106	(112)%
Other income (expense)	1,867	241	1,626	675%
Other income (expense), net	$2,590	$(2,532)	$5,122	(202)%
________________________________
N/M - Not meaningful
The increase in other income was primary due to changes in TRA liability of $3.1 million, an increase in net interest income of $1.4 million, a decrease in property and other taxes of $0.1 million, favorable changes in fair value of warrant liability of $0.4 million and a decrease in other expense of $0.1 million.
Provision for Income Taxes

	Years Ended December 31,		Change
	2025	2024	($)	(%)
	(dollars in thousands)
Provision for income taxes	$93	$46	$47	102%
For the years ended December 31, 2025 and 2024, we recorded less than $0.1 million in provision for income taxes due to the impact of the full valuation allowance on our net deferred assets. See Note 15, “Income Taxes,” to our consolidated financial statements included herein.
Seasonality
The cannabis industry has certain industry holidays that in recent years have resulted in increased purchases by cannabis consumers. Such “holidays” include, but are not limited to April 20th (420) and the day before Thanksgiving (Green Wednesday). Likewise, our clients will typically increase spend heading into these events. We also typically invest in marketing spend around these holidays which can create some seasonality in our sales and market expenses from quarter to quarter. While seasonality has not had a significant impact on our results in the past, our clients may experience seasonality in their businesses which in turn can impact the revenue generated from them. Our business may become more seasonal in the future and historical patterns in our business may not be a reliable indicator of future performance.
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	As of December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$62,401	$51,966
Accounts receivable, net	$14,619	$10,060
Working capital	$48,684	$39,079
As of December 31, 2025 and December 31, 2024, we had cash and cash equivalents of $62.4 million and $52.0 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our short-term and long-term liquidity requirements from cash and cash equivalents and working capital on hand at December 31, 2025, as well as from cash provided by operating activities. We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

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
Cash Flows

	Years Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$26,188	$36,676
Net cash used in investing activities	$(12,685)	$(11,637)
Net cash used in financing activities	$(3,068)	$(7,423)
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
Net cash provided by operating activities is affected by changes in operating assets, such as accounts receivable which, is impacted by the timing of customer billings and related collections from our customers. In 2024, operating cash flow increased due to a focused effort on collecting significant outstanding accounts receivable. At the end of 2023, we had significant past due accounts, and we were successful with collecting the majority of them in 2024. This resulted in a higher-than-normal cash influx that did not recur in 2025. Net cash provided by operating activities is also impacted by effects of changes in operating liabilities such as accounts payable and accrued expenses due to timing of payments; accrued personnel costs which are impacted by employee performance targets and the timing of payments related to employee bonus incentives.
Net cash provided by operating activities for the year ended December 31, 2025 was $26.2 million, which resulted from net income of $3.3 million, together with net cash outflows of $14.5 million from changes in operating assets and liabilities, and non-cash items of $37.4 million, consisting of fair value of warrant liability of $0.4 million and TRA remeasurement of $0.3 million, partially offset by stock-based compensation expense of $7.8 million, depreciation and amortization of $13.4 million, amortization of right of use lease assets of $2.5 million, impairment loss of $7.8 million and loss contingency of $2.3 million.
Net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivable of $8.9 million, an increase in prepaid expenses and other current and non-current assets of $2.6 million and a decrease in operating lease liabilities of $3.5 million, partially offset by an increase in accounts payable and accrued expenses of $0.6 million and an increase in deferred revenue of $0.1 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash used in operating activities for the year ended December 31, 2024 was $36.7 million, which resulted from net income of $12.2 million, together with net cash outflows of $4.5 million from changes in operating assets and liabilities, and non-cash items of $29.0 million, consisting of stock-based compensation expense of $9.2 million, depreciation and amortization of $13.3 million, amortization of right of use lease assets of $3.8 million, TRA remeasurement of $2.8 million, partially offset by gain on lease termination of $0.1 million. Net cash outflows from changes in operating assets and liabilities were primarily due to a decrease in operating lease liabilities of $5.6 million, an increase in prepaid expenses and other current and non-current assets of $0.5 million and a decrease in deferred revenue of $0.5 million, partially offset by a decrease in accounts receivable of $1.1 million and an increase in accounts payable and accrued expenses of $1.0 million.The changes in operating assets and liabilities were mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $12.7 million, which resulted from $12.7 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development costs..

Net cash used in investing activities for the year ended December 31, 2024 was $11.6 million, which resulted from $11.6 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development costs..
Net Cash Used in Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $3.1 million, which resulted from $1.9 million of distribution payments to members of WMH LLC, $1.4 million in TRA payments and $0.3 million in proceeds from collection of related party note receivable.
Net cash from financing activities for the year ended December 31, 2024 was $7.4 million, which resulted from $7.7 million distribution payments to members of WMH LLC, $0.1 million in TRA payments and $0.4 million in proceeds from collection of related party note receivable.
Contractual Obligations and Commitments
We have non-cancellable contractual agreements primarily related to leases and other purchase obligations. As of December 31, 2025, future payments on our operating leases were $34.1 million. See Note 5, “Leases,” to our consolidated financial statements included herein. We also have minimum outstanding purchase obligations $7.5 million in 2026, due under software license agreements, of which the majority relates to the remaining period of our three-year AWS Enterprise agreement. During the year ended December 31, 2025, prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025 and 2026, we performed a review of our cloud infrastructure strategy prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025 and 2026. The lower spend identified was attributable to server management optimization and efficiencies implemented during 2024 and 2025 and discounts received on prepayments under the AWS agreement. Due to the revised forecast, we identified a probable shortfall in the minimum purchase obligation and recorded a loss contingency of $2.3 million in the year ended December 31, 2025.
As of December 31, 2025 and December 31, 2024, our TRA liability was $2.7 million and $4.4 million, respectively. We expect that the payments we will be required to make under the TRA will not be substantial, and therefore, in conjunction with the recording of a full valuation allowance on the related TRA deferred tax assets for the year ended December 31, 2022, we have also adjusted the TRA liabilities as of December 31, 2025 and December 31, 2024 .
We will continue to evaluate the realization of the TRA tax attributes, and in the future, we may conclude that it is more likely than not that the Company will be able to utilize the deferred tax assets that are subject to the TRA, and therefore that the TRA liability is probable of payment, and if the TRA is reinstated, the payments would be substantial. Assuming a reinstatement of the TRA liability, there are several assumptions that would be relevant in the ultimate determination of the amount of our TRA liability, such as, no material changes in relevant tax law, that there are no future redemptions or exchanges to Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA. Under these assumptions, the tax savings associated with acquisitions of Legacy WMH common units in the Business Combination and subsequent exchanges as of December 31, 2025, equal approximately $165.0 million, determined as of December 31, 2025. Under this scenario, we would be required to pay certain Class A Unit holders approximately 85% of such amount, or $138.9 million, determined as of December 31, 2025. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to us over the life of the TRA and will depend on us generating sufficient taxable income to utilize the tax benefits that are subject to the TRA. Payments under the TRA are not conditioned on the TRA parties continued equity ownership in us or WMH LLC. See Note 15, “Income Taxes,” to our consolidated financial statements included herein.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with income taxes, stock-based compensation, capitalized software development costs, provision (recovery) for credit losses, goodwill and intangible assets and fair value measurements to have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included herein.

Critical Accounting Policies
Revenue Recognition
We recognize revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC topic 606, “Revenue from Contracts with Customers,” we recognize revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We exclude sales taxes and other similar taxes from the measurement of the transaction price. The Company’s contract with customers do not contain general rights of return. However, adjustments to the standard pricing may occur for selected customers on a case-by-case basis. Revenue reflects the transaction price, including any adjustments, that the Company expects to receive for such goods and services. Transaction price adjustments are primarily related to our Together for Equity Access and Legislation program, through which we provide free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. We provide these transaction price adjustments to license holders who were awarded special status by the state based on owner qualifications. Special status is typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by us on the applicable state’s website. For the years ended December 31, 2025 and 2024, total transaction price adjustments issued were $7.9 million and $5.5 million, respectively. For clients that pay in advance for listing and other services, we record deferred revenue and recognize revenue over the applicable subscription term.
Our revenues are derived primarily from monthly subscriptions to Weedmaps for Business, Featured Listing and WM Deal products and other WM Ad solutions. Our Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured Listing and WM Deal products are offered as add-on products to the Weedmaps for Business subscriptions. Featured Listing and WM Deal products provide customers with premium placement ad solutions and discount and promotion pricing tools. Other WM Ad solutions include banner ads and promotion tiles on our marketplace ad as well as other advertising products on and off the Weedmaps marketplace. We have a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the services are provided. We rarely need to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, We recognize revenue in proportion to the standalone selling prices of the underlying services at contract inception.
Revenue for service contracts that are not probable of collection is not recognized until the contract is completed and payment is received. Collectability is reassessed when there is a significant change in facts or circumstances. The assessment of collectability considers whether we may limit our credit risk exposure through our right to stop transferring additional service in the event the customer is delinquent. For more information, refer to Note 3, “Revenue from Contracts with Customers,” of our consolidated financial statements included herein.
Critical Accounting Estimates
Income Taxes
As a result of the Business Combination, WM Technology, Inc. became the sole managing member of WMH LLC, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, WMH LLC is generally not subject to U.S. federal and certain state and local income taxes. Accordingly, no provision for U.S. federal and state income taxes has been recorded in the financial statements for the period of January 1 to June 16, 2021 as this period was prior to the Business Combination. Any taxable income or loss generated by WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc. following the Business Combination, on a pro rata basis. WM Technology, Inc. is subject to U.S. federal income taxes, state and local income taxes with respect to its allocable share of any taxable income of WMH LLC following the Business Combination. We are also subject to taxes in foreign jurisdictions. Tax laws and regulations are complex and periodically changing and the determination of our provision for income taxes, including our taxable income, deferred tax assets and TRA liability, requires us to make significant judgment, assumptions and estimates.
In connection with the Business Combination, we entered into a TRA with the WMH Class A equity holders and their representatives that provides for a payment to such holders of 85% of the amount of tax benefits, if any, that WM Technology, Inc. realizes, or is deemed to realize, as a result of redemptions or exchanges of WMH Units and payments under the TRA. In connection with such potential future tax benefits resulting from the Business Combination and subsequent redemptions or exchanges of WMH Units, we have established a deferred tax asset for the additional tax basis and a corresponding TRA liability of 85% of the expected benefit. The remaining 15% is recorded within paid-in capital. Our calculation of the TRA asset and liability requires estimates of our future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be utilized.
Based on the weight of all available evidence, both positive and negative, we determined during the three months ended December 31, 2022 that a full valuation allowance was required against our net deferred tax assets. We assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of negative evidence evaluated were the book operating loss incurred during the year ended December 31, 2023 and fluctuation in both historical book operating results and future expectations. For the years ended December 31, 2025 and 2024, we conducted a similar analysis, and determined that a full valuation allowance was still required based on a more likely than not standard. See Note 15, “Income Taxes,” to our consolidated financial statements included herein.
Stock-based Compensation
We measure fair value of employee stock-based compensation awards on the date of grant and allocate the related expense over the requisite service period. The fair value of restricted stock units and performance-based restricted stock units without market conditions is equal to the market price of our Class A common stock on the date of grant. The fair value of performance-based restricted stock units with market conditions is measured using a Monte Carlo simulation. The fair value of the Class P Units is measured using the Black-Scholes-Merton valuation model. The expected volatility is based on the historical volatility and implied volatilities for comparable companies, the expected life of the award is based on the simplified method. When awards include a performance condition of the Company that impacts the vesting of the award, we record compensation cost when it becomes probable that the performance condition will be met. The level of achievement of such goals in the performance-based restricted stock awards may cause the actual number of units that ultimately vest to range from 0% to 200% of the original units granted. When awards include a performance condition of the markets, the vesting of the award is dependent upon the attainment of a target stock price. Forfeitures of stock-based awards are recognized as they occur and we record compensation cost over the derived service period. For the years ended December 31, 2025 and 2024, we recognized stock-based compensation expense of $7.8 million and $9.2 million, respectively. See Note 13, “Stock-based Compensation,” to our consolidated financial statements included herein.
Capitalized Software Development Costs
We capitalize certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions when (i) the preliminary development project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party contractors who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Maintenance and training costs are expensed as incurred. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. Product development costs include salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred. The accounting for website and internal-use software costs requires us to make significant judgment, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the years ended December 31, 2025 and 2024, we capitalized $13.6 million and $11.6 million of costs related to the development of software applications.
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
We calculate the expected credit losses on a pool basis for those trade receivables that have similar risk characteristics. For those trade receivables that do not share similar risk characteristics, the allowance for expected credit losses is calculated on an individual basis. Risk characteristics relevant to our accounts receivable include balance of customer account and aging status. The allowance for credit losses was $4.2 million and $1.2 million as of December 31, 2025 and December 31, 2024, respectively. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included herein.

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
Goodwill is not amortized and is subject to annual impairment testing, or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is assessed for impairment annually on December 31. For the year ended December 31, 2025, in accordance with our annual assessment policy, we opted to bypass the qualitative assessment and performed a quantitative assessment to test goodwill for impairment. As part of our impairment assessment, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. Changes in these inputs could materially affect the results of our impairment review.
Based on the results of this analysis, we determined that the carrying value of the reporting unit exceeded the fair value, and therefore we recorded a goodwill impairment charge of $7.1 million during the year ended December 31, 2025. If our forecasts of cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit would be adversely impacted, potentially leading to an additional impairment in the future that could materially affect our operating results. No goodwill impairment charges were recorded for the year ended December 31, 2024.
Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. No intangible asset impairment charges have been recorded for the years ended December 31, 2025 and December 31, 2024. See Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Goodwill and Intangible Assets,” to these consolidated financial statements for additional information.
Other Long-Lived Assets
We assess potential impairments to our long-lived assets, which includes property and equipment and operating lease assets, at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2025 and 2024, our operating leases had a weighted average remaining lease term of 5.0 years and 6.0 years and a weighted-average discount rate of 10.0% and 10.0%, respectively. Our lease agreements do not provide an implicit rate and as a result, we used an estimated incremental borrowing rate, which was derived from third-party information available at the time we adopted Accounting Standards Codification (“ASC”) 842 in determining the present value of future lease payments. The rate used is for a secured borrowing of a similar term as the right of use asset. The fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent.
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
We assess impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. We did not have any impairment charges related to property and equipment for the year ended December 31, 2025 and 2024.
Fair Value Measurements
In connection with the Business Combination, we assumed 12,499,993 Public Warrants and 7,000,000 Private Placement Warrants. As of December 31, 2025, 12,499,973 of the Public Warrant and all of the Private Placement Warrants remained outstanding. The warrants are measured at fair value under ASC 820 - Fair Value Measurements. The fair value of the Public Warrants is classified as Level 1 financial instruments and is based on the publicly listed trading price of our Public Warrants. The fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The fair value of the Private Placement Warrants may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value, and such changes could materially impact our results of operations in future periods. As of December 31, 2025 and December 31, 2024, warrant liability was $0.2 million and $0.6 million, respectively. See Note 7, “Fair Value Measurements,” to our consolidated financial statements included herein.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is contained in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements on pages F-1 through F-31 of this Annual Report and is incorporated herein by reference.
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
With the foregoing in mind, our chief executive officer and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of

December 31, 2025, our disclosure controls and procedures were not effective due to the ongoing material weaknesses in internal control over financial reporting described below.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2025, our internal control over financial reporting was not effective due to the ongoing material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2025, we have an ongoing entity-level material weakness that was identified in the years ended December 31, 2024 and 2023, and for which remediation efforts continued in the year ended December 31, 2025 as further described below.
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
The entity-level material weakness contributed to material weaknesses within our system of internal control over financial reporting as follows:
Unremediated material weaknesses identified in the years ended December 31, 2025, 2024 and 2023
1.We did not design and maintain effective information technology (IT) general controls for certain information systems supporting our key financial reporting processes, including for our enterprise resource planning (ERP) system and for certain in-scope on-premise and vendor-supported applications. Specifically, we did not design, implement and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, and (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production. As a result, IT application controls and business process controls that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all of our financial statement account balances and disclosures.

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
Our independent registered public accounting firm, Baker Tilly US, LLP, has issued an audit report on our internal control over financial reporting, which appears in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Remediation Efforts to Address Ongoing Material Weaknesses
Our remediation efforts for material weaknesses identified in both the current and prior years are still ongoing. To date, we have taken the following actions to remediate certain aspects of the material weaknesses described above that, as of December 31, 2025, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:
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
•Commencing configuration of our new ERP system, which will replace our legacy ERP system in the fiscal year ended December 31, 2026.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference to the information as set forth under the captions “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the information as set forth under the captions “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to the information as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to the information as set forth under the caption “Certain Relationships and Related Person Transactions” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to the information as set forth under the caption “Principal Accountant Fees and Services” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

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
3. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

		Incorporated by Reference
Exhibit No.	Description	Form	File no.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated December 10, 2020, by and among Silver Spike, Merger Sub, WMH, and the Holder Representative named therein	8-K	001-39021	2.1	December 10, 2020
3.1	Certificate of Incorporation of the Company	8-K	001-39021	3.1	June 22, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-39021	3.2	June 22, 2021
4.1	Form of Common Stock Certificate of the Company	8-K	001-39021	4.1	June 22, 2021
4.2	Form of Warrant Certificate of the Company	8-K	001-39021	4.2	June 22, 2021
4.3	Warrant Agreement, dated as of August 7, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39021	4.1	August 12, 2019
4.5	Description of Securities	10-K	001-39021	4.5	February 25, 2022
10.1	Exchange Agreement, dated as of June 16, 2021, by and among the Company, Silver Spike Sponsor and the other parties thereto	8-K	001-39021	10.1	June 22, 2021
10.2	Tax Receivable Agreement, dated as of June 16, 2021, by and among the Company and the other parties thereto	8-K	001-39021	10.2	June 22, 2021
10.3	Fourth Amended and Restated Operating Agreement of WMH LLC	8-K	001-39021	10.3	June 22, 2021
10.4	Form of Subscription Agreement	8-K	001-39021	10.4	June 22, 2021
10.5	Amended and Restated Registration Rights Agreement, dated as of June 16, 2021, by and among the Company, Silver Spike Sponsor and the other parties thereto	8-K	001-39021	10.5	June 22, 2021
10.6#	Form of Indemnification Agreement by and between the Company and its directors and officers	8-K	001-39021	10.6	June 22, 2021
10.7#	WM Technology, Inc. 2021 Equity Incentive Plan	8-K	001-39021	10.7	June 22, 2021
10.7(a)(#)	Form of Stock Option Grant Notice	8-K	001-39021	10.7(a)	June 22, 2021
10.7(b)#	Form of RSU Award Grant Notice	8-K	001-39021	10.7(b)	June 22, 2021

10.8#	WM Technology, Inc. 2021 Employee Stock Purchase Plan	8-K	001-39021	10.8	June 22, 2021
10.9	Lease, dated as of November 11, 2013, by and between the Irvine Company LLC and Ghost Media Group, LLC, as amended	8-K	001-39021	10.12	June 22, 2021
10.10	First Amendment to Lease and Consent to Assignment, dated as of January 27, 2016, by and between Discovery Business Center LLC, as successor-in-interest to the Irvine Company LLC, and Ghost Management Group, LLC, as successor-in-interest to Ghost Media Group, LLC	8-K	001-39021	10.13	June 22, 2021
10.11	Second Amendment to Lease, dated as of April 7, 2017, by and between Discovery Business Center LLC and Ghost Management Group, LLC	8-K	001-39021	10.14	June 22, 2021
10.12	Third Amendment to Lease, dated as of December 29, 2017, by and between Discovery Business Center LLC and Ghost Management Group, LLC	8-K	001-39021	10.15	June 22, 2021
10.13	Fourth Amendment to Lease, dated May 3, 2018, by and between Discovery Business Center LLC and Ghost Management Group, LLC	8-K	001-39021	10.16	June 22, 2021
10.14	Fifth Amendment to Lease, dated as of September 30, 2024, by and between Discovery Business Center LLC and Ghost Management Group, LLC	10-Q	001-39021	10.2	November 12, 2024
10.15#	Amended and Restated WM Technology, Inc. Non-Employee Director Compensation Policy	8-K	001-39021	10.3	February 03, 2026
10.16#	Employment Agreement, dated November 7, 2024, by and between Ghost Management Group, LLC, a subsidiary of WM Technology, Inc. and Douglas Francis	10-Q	001-39021	10.3	November 12, 2024
10.17#	Employment Agreement, dated December 2, 2024, by and between Ghost Management Group, LLC, a subsidiary of WM Technology, Inc. and Sarah Griffis	10-K	001-39021	10.19#	March 13, 2025
10.18#	Employment Agreement, dated April 4, 2019, by and between the Company and Brian Camire	10-K	001-39021	10.2	May 24, 2024
10.19#	Employment Agreement, dated January 30, 2026, by and between the Company and Susan Echard	8-K	001-39021	10.1	February 03, 2026
10.20#	Executive Services Agreement, dated July 16, 2023, by and between SeatonHillPartners, L.P. and WM Technology Inc.	10-Q	001-39021	10.1	August 09, 2023
10.21#	Amendment to Executive Services Agreement, by and between SeatonHillPartners, L.P. and WM Technology Inc., dated February 26, 2024	10-K	001-39021	10.23	May 24, 2024
10.22#	Conversion Agreement, by and among SeatonHillPartners, L.P., Susan Echard and WM Technology Inc., dated January 29, 2026
10.23#	Amended and Restated Severance and Change in Control Plan	8-K	001-39021	10.2	February 03, 2026
19.1	Insider Trading Policy	10-K	001-39021	19.1	March 13, 2025
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Baker Tilly US, LLP
24.1	Power of Attorney (included on signature page)
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

WM TECHNOLOGY, INC.

Date:	March 12, 2026	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Chief Executive Officer
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

Signature	Title	Date

/s/ Douglas Francis	Chief Executive Officer	March 12, 2026
Douglas Francis	(Principal Executive Officer)

/s/ Susan Echard	Chief Financial Officer	March 12, 2026
Susan Echard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Bay	Director	March 12, 2026
Anthony Bay

/s/ Brenda Freeman	Director	March 12, 2026
Brenda Freeman

/s/ Scott Gordon	Director	March 12, 2026
Scott Gordon

/s/ Glen Ibbott	Director	March 12, 2026
Glen Ibbott

/s/ Harry DeMott	Director	March 12, 2026
Harry DeMott

/s/ Brent Cox	Director	March 12, 2026
Brent Cox

/s/ Nicholas Rellas	Director	March 12, 2026
Nicholas Rellas

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
WM Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WM Technology, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
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
We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2025, and our opinion on such consolidated financial statements was not affected.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s revenues are derived primarily from monthly subscriptions to Weedmaps for Business, Featured Listing and WM Deal products, and other WM Ad solutions. Featured Listing and WM Deal products and other WM Ad solutions are offered as add-on products to the Weedmaps for Business subscriptions. Featured Listing and WM Deal products provide customers with premium placement ad solutions and discount and promotion pricing tools. Other WM Ad solutions include banner ads and promotion tiles on the Company’s marketplace as well as other advertising products on and off the Weedmaps marketplace. The price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over time, generally during a month-to-month subscription period as the services are provided. The Company’s total revenues were $174.7 million for the year ended December 31, 2025.
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
Goodwill Impairment
The Company’s goodwill balance was $61.3 million as of December 31, 2025. As described in Notes 2 and 8 to the consolidated financial statements, the Company evaluates goodwill for impairment on an annual basis as of December 31, or more frequently if facts and circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2025, the Company opted to bypass the qualitative assessment and performed a quantitative assessment to test goodwill for impairment. The fair value of the Company’s reporting unit was estimated using an income approach, which uses projected discounted cash flows that incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows and discount rates. The impairment assessment resulted in the recognition of $7.1 million impairment expense during the year ended December 31, 2025.
The principal considerations for our determination that performing procedures related to goodwill impairment is a critical audit matter was (i) the significant judgment required by management to develop the forecasts of discounted cash flows used in the fair value estimate, (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions that support revenue and earnings projections, projected cash flows, and discount rate, and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures relating to the determination of the fair value of the Company’s reporting unit included the following, among others:
•Testing management’s process for determining the fair value of the reporting unit. These tests included:
◦Evaluating the appropriateness of the valuation methods used.
◦Testing the completeness, accuracy and relevance of data used by management.
◦Evaluating the reasonableness of significant assumptions, including forecasted revenue, forecasted cash flows, and the discount rate, and testing whether these forecasts were reasonable and consistent with historical performance and market data.
•With the assistance of internal valuation specialists, evaluating the reasonableness of the valuation methods and assumptions used in the estimate.
/s/ Baker Tilly US, LLP

Irvine, California
March 12, 2026
We have served as the Company’s auditor since 2014.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$62,401	$51,966
Accounts receivable, net	14,619	10,060
Prepaid expenses and other current assets	7,900	7,486
Total current assets	84,920	69,512
Property and equipment, net	24,986	24,075
Goodwill	61,274	68,368
Intangible assets, net	1,510	1,952
Right-of-use assets	12,219	14,695
Other assets	5,758	3,264
Total assets	$190,667	$181,866
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$23,962	$20,102
Deferred revenue	5,499	5,433
Operating lease liabilities, current	3,922	3,492
Tax receivable agreement liability, current	2,658	1,406
Warrant liability, current	195	—
Total current liabilities	36,236	30,433
Operating lease liabilities, non-current	22,631	26,601
Tax receivable agreement liability, non-current	—	3,006
Warrant liability, non-current	—	585
Other long-term liabilities	—	1,174
Total liabilities	58,867	61,799
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 109,990,343 shares issued and outstanding at December 31, 2025 and 99,033,110 shares issued and outstanding at December 31, 2024	11	10
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 47,852,652 shares issued and outstanding at December 31, 2025 and 54,319,542 shares issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	112,076	92,941
Accumulated deficit	(54,917)	(56,879)
Total WM Technology, Inc. stockholders’ equity	57,175	36,077
Non-controlling interests	74,625	83,990
Total stockholders’ equity	131,800	120,067
Total liabilities and stockholders’ equity	$190,667	$181,866
The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share data)

	Years Ended December 31,
	2025	2024
Revenues	$174,704	$184,514

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	8,833	9,019
Sales and marketing	38,869	40,424
Product development	28,136	36,426
General and administrative	76,929	70,602
Depreciation and amortization	13,394	13,278
Asset impairment charges	7,777	—
Total costs and expenses	173,938	169,749
Operating income	766	14,765
Other income (expense), net
Change in fair value of warrant liability	390	—
Change in tax receivable agreement liability	333	(2,773)
Other income	1,867	241
Income before income taxes	3,356	12,233
Provision for income taxes	93	46
Net income	3,263	12,187
Net income attributable to non-controlling interests	1,301	4,548
Net income attributable to WM Technology, Inc.	$1,962	$7,639

Class A Common Stock:
Basic income per share	$0.02	$0.08
Diluted income per share	$0.02	$0.08

Class A Common Stock:
Weighted average basic shares outstanding	106,572,365	96,254,679
Weighted average diluted shares outstanding	108,217,313	97,103,304

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Total WM Technology, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2023	94,383,053	$9	55,486,361	$5	$80,884	$(64,518)	$16,380	$86,771	$103,151
Stock-based compensation	—	—	—	—	10,073	—	10,073	214	10,287
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5,555)	(5,555)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for employee taxes	3,307,383	1	—	—	(4)	—	(3)	—	(3)
Class A Common shares issued - Class A Unit exchange from Class V Unit	1,166,819	—	(1,166,819)	—	1,727	—	1,727	(1,727)	—
Class A Common shares issued - Class P Unit exchange	175,855	—	—	—	261	—	261	(261)	—
Net income	—	—	—	—	—	7,639	7,639	4,548	12,187
As of December 31, 2024	99,033,110	$10	54,319,542	$5	$92,941	$(56,879)	$36,077	$83,990	$120,067
Stock-based compensation	—	—	—	—	8,487	—	8,487	—	8,487
Distributions and distribution adjustments to non-controlling interests	—	—	—	—	—	—	—	(15)	(15)
Issuance of common stock - vesting of restricted stock units, net of shares withheld for employee taxes	4,181,333	1	—	—	(3)	—	(2)	—	(2)
Class A Common shares issued - Class A Unit exchange from Class V Unit	6,466,890	—	(6,466,890)	—	10,191	—	10,191	(10,191)	—
Class A Common shares issued - Class P Unit exchange	309,010	—	—	—	460	—	460	(460)	—
Net income	—	—	—	—	—	1,962	1,962	1,301	3,263
As of December 31, 2025	109,990,343	$11	47,852,652	$5	$112,076	$(54,917)	$57,175	$74,625	$131,800

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$3,263	$12,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,394	13,278
Change in fair value of warrant liability	(390)	—
Change in tax receivable agreement liability	(333)	2,773
Amortization of right-of -use lease assets	2,477	3,769
Asset impairment charges	7,777	—
Stock-based compensation	7,776	9,221
Loss contingency	2,324	—
Gain on lease termination	—	(109)
Provision for credit losses	4,377	38
Changes in operating assets and liabilities:
Accounts receivable	(8,936)	1,060
Prepaid expenses and other current assets	(1,097)	(1,516)
Other assets	(1,552)	1,032
Accounts payable and accrued expenses	582	996
Deferred revenue	66	(485)
Operating lease liabilities	(3,540)	(5,568)
Net cash provided by operating activities	26,188	36,676

Cash flows from investing activities
Capitalized software and expenditures	(12,685)	(11,637)
Net cash used in investing activities	(12,685)	(11,637)

Cash flows from financing activities
Distributions to non-controlling interests	(1,916)	(7,682)
Taxes paid related to net share settlement of equity awards	(3)	(4)
Proceeds from repayment of related party note	273	379
Tax receivable agreement payment	(1,422)	(116)
Net cash used in financing activities	(3,068)	(7,423)

Net increase in cash	10,435	17,616
Cash – beginning of year	51,966	34,350
Cash – end of year	$62,401	$51,966

The accompanying notes are an integral part of these consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Years Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information

Cash paid for income taxes	$149	$52

Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$711	$1,066
Capitalized assets included in accounts payable and accrued expenses	$1,347	$881
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$—	$3,015

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
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the fiscal years presented. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of WM Technology, Inc. and WMH LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the years ended December 31, 2025 and 2024.
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
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, forty states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only two states continue to prohibit cannabis entirely. However, in 2025, at least three ballot initiatives (Arizona, Massachusetts and Maine) were introduced to repeal all or some portion of each state’s laws permitting adult use sales, and Florida’s Attorney General has thus far successfully precluded adult‑use legalization from being placed on the 2026 ballot. Additionally, while a number of U.S. legislators have introduced various bills to legalize cannabis at the federal level, none of these bills has become law. Currently, under federal law, cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is still a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines, and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA can be a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. If any of the states that permit use of cannabis were to change their laws or the federal government was to actively enforce the CSA or other laws related to the federal prohibition on cannabis, the Company’s business could be adversely affected.
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
Fair Value Measurements
The Company follows the guidance in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. See Note 7, “Fair Value Measurements” to these consolidated financial statements for additional information.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments that are readily convertible into cash and have original maturities of three months or less at the date of purchase. The Company had cash equivalents of $10.0 million and nil as of December 31, 2025 and 2024, respectively. See “Investments,” below for further discussion.
Accounts Receivable, Net
A receivable is recorded when an unconditional right to invoice and receive payment exists. Accounts receivable represents amounts related to receivables from customers. Receivables are shown net of allowance for credit losses which is maintained at

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $4.2 million and $1.2 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, no customer accounted for more than 10% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for credit losses:

	Years Ended December 31,
	2025	2024
Allowance, beginning of year	$1,243	$8,748
Provision for credit losses	4,377	38
Write-offs, net of recoveries	(1,424)	(7,543)
Allowance, end of year	$4,196	$1,243
Investments
Debt Securities
Investments in debt securities are primarily comprised of U.S. Treasury Bills classified as available-for-sale investment securities. These investments have maturities less than 90 days and as such are classified as cash and cash equivalents on the consolidated balance sheet. The Company reports available-for-sale investments at fair value as of each balance sheet date in accordance with ASC 320, “Investments – Debt Securities” and records any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis and realized gains and losses upon disposition are included in other income (expense) within the consolidated statements of operations.
In addition, realized losses are recognized when the Company determines that a decline in value is other than temporary, which requires judgment regarding the amount and timing of recovery. For investments that are classified as available-for-sale securities, we also consider the extent to which cost exceeds fair value, the duration of that difference, management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold the security until recovery of the unrealized losses.
Fair value of available-for-sale investment securities are generally obtained from third party pricing sources. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair values are estimated using pricing models with observable market inputs. The inputs to the valuation models vary by the type of security being priced but are typically benchmark yields, reported trades, broker-dealer quotes, and prices of similar assets. Pricing models generally do not entail material subjectivity because the methodologies employed use inputs observed from active markets. See Note 7, “Fair Value Measurements,” to these consolidated financial statements for additional information.
Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, Investments – Equity Securities are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2025 and 2024, the carrying value of the Company’s investments in equity securities without a readily determinable fair value were $0.0 million.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value. These impairment charges are included in asset impairment charges in the accompanying consolidated statements of

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operations. No impairment charges related to investments in equity securities were recorded for the years ended December 31, 2025 and 2024.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation, amortization and asset impairment charges, and consist of internally developed software, computer equipment, motor vehicle, furniture and fixtures and leasehold improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and generally over three years for computer equipment and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining term of the related lease. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the Company’s consolidated statements of operations.
The Company assesses impairment of property and equipment when an event and change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recognized. No impairments to property and equipment were recorded during the years ended December 31, 2025 and 2024.
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
As of December 31, 2025 and 2024, the Company has $24.2 million and $23.1 million in capitalized software costs, net, respectively which are recorded within property and equipment, net on the Company’s consolidated balance sheets. For the years ended December 31, 2025 and 2024, the Company capitalized $13.6 million and $11.6 million, respectively, of costs related to the development of software applications. During the years ended December 31, 2025 and 2024, the Company amortized $12.4 million and $11.7 million, respectively, of internal-use software development costs to subscription and support cost of revenues.
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
In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. Changes in these inputs could materially affect the results of the impairment review. If the carrying value of the reporting unit exceeds its fair value, an impairment loss

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equal to the difference will be recorded. The Company recorded goodwill impairment of $7.1 million for the year ended December 31, 2025. No goodwill impairment charges were recorded for the year ended December 31, 2024. See Note 8, “Goodwill and Intangible Assets,” to these consolidated financial statements for additional information.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. The Company did not have any impairment charges related to intangible assets for the years ended December 31, 2025 and 2024. See Note 8, “Goodwill and Intangible Assets,” to these consolidated financial statements for additional information.
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
In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets. The Company excludes short-term leases having initial terms of 12 months or less as provided under ASC 842, “Leases,” as an accounting policy election and instead recognizes rent expense on a straight-line basis over the lease term.
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
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of December 31, 2025, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. The Company’s contract with customers do not contain general rights of return. However, adjustments to the standard pricing may occur for selected customers on a case-by-case basis. Revenue reflects the transaction price, including any adjustments, that the Company expects to receive for such goods and services. Transaction price adjustments are primarily related to the Company’s Together for Equity Access and Legislation program, through which the Company provides free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. The Company provides these transaction price adjustments to license holders who were awarded special status by the state based on owner qualifications. Special status is typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by the Company on the applicable state’s website. For the years ended December 31, 2025 and 2024, total transaction price adjustments issued was $7.9 million and $5.5 million, respectively. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
The Company’s revenues are derived primarily from monthly subscriptions to Weedmaps for Business, Featured Listing and WM Deal products and other WM Ad solutions. The Company’s Weedmaps for Business subscriptions generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured Listing and WM Deal products are offered as add-on products to the Weedmaps for Business subscriptions. Featured Listing and WM Deal products provide customers with premium placement ad solutions and discount and promotion pricing tools. Other WM Ad solutions include banner ads and promotion tiles on the Company’s marketplace ad as well as other advertising products on and off the Weedmaps marketplace. The Company has a fixed inventory of featured listing and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month subscription period as the services are provided. The Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices of the underlying services at contract inception.

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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $10.4 million and $10.7 million for the years ended December 31, 2025 and 2024, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the Company’s 401(k) plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the years ended December 31, 2025 and 2024, the Company recognized $1.9 million and $1.7 million, respectively, of expenses related to employer contributions for the Company’s 401(k) plan.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions and the Company’s cash balances at these institutions typically exceed the Federal Deposit Insurance Corporation limit. As of December 31, 2025 and December 31, 2024, the Company had cash balances that exceeded the deposit insurance limit with five financial institutions. The Company believes that the risk of loss is not significant and has not experienced any losses in such accounts.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company adopted retrospectively this ASU as of December 31, 2025. See Note 15, “Income Taxes,” to these consolidated financial statements for additional information.
The Company also reviewed other accounting pronouncements that became effective for the year ended December 31, 2025 and determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Disaggregation of revenue
The following table summarizes the Company’s disaggregated revenue information (in thousands):

	Years Ended December 31,
	2025	2024

Revenues:
Featured and deal listings	$106,109	$115,022
Weedmaps for Business and other SaaS solutions	53,298	54,170
Subtotal	159,407	169,192
Other ad solutions	15,297	15,322
Total revenues[1]	$174,704	$184,514
____________

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 Revenues include transaction price adjustments of $7.9 million in 2025 and $5.5 million in 2024.
Contract Liability
The deferred revenue balance as of December 31, 2025, 2024 and 2023 were $5.5 million, $5.4 million and $5.9 million, respectively. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met, typically on a monthly basis. The Company generally invoices customers in advance on a monthly basis and performance obligations are satisfied over the next month. During 2025, the Company recorded additions to deferred revenue of $161.7 million and reductions to deferred revenue related to performance obligations satisfied during the period of $161.6 million. During 2024, the Company recorded additions to deferred revenue of $169.4 million and reductions to deferred revenue related to performance obligations satisfied during the period of $169.9 million.
Advance payments from customers do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed.
Substantially all of the Company’s revenue has been generated in the United States for the years ended December 31, 2025 and 2024. For the year ended December 31, 2025, approximately 56% of the Company’s revenue originated in California compared with 53% for the year ended December 31, 2024.
4.     Segment Reporting
The Company considers its product offerings as similar, in close proximity, and have aggregated them into one reportable segment, which constitutes consolidated results. Revenue from customers is derived principally from monthly subscription packages and other add-on products. The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. Revenue is used to monitor budget versus actual results in an effort to refine forecasts, control costs, and pricing strategies. The accounting policies for the segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.”
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
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$174,704	$184,514
Less (add):
Cost of revenues	8,833	9,019
Sales and marketing	38,869	40,424
Product development	28,136	36,426
General and administrative	76,929	70,602
Depreciation and amortization	13,394	13,278
Asset impairment charges	7,777	—
Other non-operating expense (income), net(1)	(2,590)	2,532
Provision for income taxes	93	46
Segment net income	$3,263	$12,187
1 Includes change in fair value of warrant liability, change in TRA liability and other non-operating income and expense.
There are no reconciling items or adjustments between segment revenues, net income, total assets and consolidated revenues, net income, and total assets.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Leases
The Company follows the guidance under ASC 842, “Leases” for its operating leases. The Company’s operating leases consist of office space located primarily in the United States. The Company does not have any leases classified as financing leases.
The components of lease related costs, net for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease cost	$4,453	$5,482
Variable lease cost	1,868	2,307
Operating lease cost	6,321	7,789
Short-term lease cost	293	106
Total lease cost, net	$6,614	$7,895
Net rent expense is included in general and administrative expense in the accompanying consolidated statements of operations. During the years ended December 31, 2025 and 2024, the Company made cash payments of $6.4 million and $9.0 million, respectively, on its operating leases, all of which were included in cash flows from operating activities within the consolidated statements of cash flows.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the years ended December 31, 2025 and 2024, the Company recorded rent income related to a sublease of $0.9 million and $1.3 million, respectively. The sublease income for the year ended December 31, 2024 was related to a sublease agreement with an affiliate of the Chief Executive Officer. See Note 16, “Related Party Transactions,” to these consolidated financial statements for additional information.
As of December 31, 2025, future minimum payments for the next five years and thereafter are as follows (in thousands):

Operating Leases
Years Ending December 31,
2026	$6,395
2027	6,590
2028	6,791
2029	7,001
2030	6,272
Thereafter	1,019
Total	$34,068
Less present value discount	(7,515)
Operating lease liabilities	$26,553
As of December 31, 2025 and 2024, the Company’s operating leases had a weighted average remaining lease term of 5.0 years and 6.0 years and a weighted-average discount rate of 9.98% and 9.98%, respectively. The Company’s lease agreements do not provide an implicit rate and as a result, the Company used an estimated incremental borrowing rate, which was derived from third-party information available at the time the Company adopted ASC 842 in determining the present value of future lease payments. The rate used is for a secured borrowing of a similar term as the right of use asset. The fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company did not have any ROU asset impairment charges for the years ended December 31, 2025 and 2024. The ROU impairment charges are included in asset impairment charges in the consolidated statements of operations.
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
On October 17, 2024, a putative shareholder class action complaint, captioned Seret Ishak v. WM Technology, Inc. et al., Case No. 2:24-cv-08959 (the “Securities Class Action”), was filed in the U.S. District Court for the Central District of California, naming the Company and certain former and current officers and/or directors of the Company and Silver Spike as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to historical public reporting of MAUs in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between May 25, 2021, and September 24, 2024, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. On May 12, 2025, the plaintiffs filed an amended class action complaint. On July 11, 2025, the defendants moved to dismiss the plaintiffs’ amended class action complaint. On February 12, 2026, the parties filed a notice of settlement stating that they had reached an agreement in principle to fully settle all pending claims in the action and requesting the court to not rule on the pending motions to dismiss as they were now moot. On February 13, 2026, the court denied as moot the motions to dismiss and ordered lead plaintiff to file a motion for preliminary approval of the settlement by April 13, 2026. The settlement remains subject to approval by the court and certain other conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement. The Company recorded an accrued liability of $2.8 million related to this preliminary settlement agreement, representing management's reasonable estimate of its settlement obligation. This liability is included in accounts payable and accrued expenses as of December 31, 2025 in the consolidated balance sheets, with the corresponding expense recognized for the year ended December 31, 2025 in general and administrative expense in the consolidated statement of operations.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
restitution, corporate governance reforms, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.
Further, on November 18, 2024, a shareholder derivative action, captioned Pearson v. Francis, et. al, Case No. 8:24-cv-02525 (the “Pearson Action”), was filed in the U.S. District Court for the Central District of California against certain former and current members of the Company’s board of directors and certain former and current officers. The derivative complaint alleges, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs and corporate governance matters. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, as well as claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Sections 10(b) and 21D of the Exchange Act. The derivative complaint seeks unspecified damages on behalf of the Company, restitution, corporate governance reforms, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On December 10, 2024, the U.S. District Court of the Central District of California issued an order consolidating the DeGennaro Action and the Pearson Action (the “Consolidated Derivative Action”). On October 3, 2025, the court granted the parties’ joint stipulation to stay the Consolidated Derivative Action until resolution of the motions to dismiss the Securities Class Action discussed above. On February 17, 2026, in light of the notice of settlement in the Securities Class Action and the denial of the motions to dismiss as moot, the court ordered the parties to show cause regarding the continued stay of the Consolidated Derivative Action. On February 25, 2026, the court extended the stay to April 10, 2026 to provide the parties additional time to discuss a potential resolution to the Consolidated Derivative Action, pursuant to a court-entered stipulation by the parties. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation.
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
Purchase Obligations
The Company’s purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company has non-cancelable purchase obligation agreements primarily relating to contracts with vendors in connection with Information Technology (“IT”) infrastructure and cloud computing services.
The Company has minimum outstanding purchase obligations of $7.5 million in 2026 due under software license agreement related to the remaining period of the three-year AWS Enterprise agreement. The Company has an obligation to pay the shortfall if it does not meet the specified minimum purchase obligations. During the year ended December 31, 2025, the Company performed a review of its cloud infrastructure strategy prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025 and 2026. The lower spend identified was attributable to server management optimization and efficiencies implemented during 2024 and 2025 and discounts received on prepayments under the AWS agreement. Due to

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the revised forecast, the Company identified a probable shortfall in the minimum purchase obligation of approximately $2.3 million.
Under ASC 450 – Contingencies, the Company evaluated whether a loss contingency should be recognized for non-cancellable commitments that will not provide future economic benefits. The Company determined that the unused portion of the AWS minimum commitment obligation is not probable of being recovered through usage or other means, and as such recorded a loss contingency of $2.3 million in the year ended December 31, 2025, which is included in general and administrative expense in the consolidated statement of operations. As of December 31, 2025, the Company recorded amounts due to AWS of $2.3 million which is included in accounts payable and accrued expenses in these consolidated balance sheet.
7.    Fair Value Measurements
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	December 31, 2025	December 31, 2024
Assets:
Money Market	1	$84	$—
U.S. Treasury Bills	1	$9,936	$—
Total cash equivalents		$10,020	$—

Liabilities:
Warrant liability – Public Warrants	1	$125	$375
Warrant liability – Private Placement Warrants	3	70	210
Total warrant liability		$195	$585
Cash equivalents
As of December 31, 2025 and 2024, the carrying amount of cash equivalents held in the Company’s investment account was equal to or approximated fair value due to their short-term nature and proximity to current market rates. Cash equivalents

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consist of cash and highly liquid investments that are readily convertible into cash and have original maturities of three months or less at the date of purchase.
Warrant liabilities
The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Year Ended December 31, 2025
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$375	$210	$585
Change in valuation inputs or other assumptions	(250)	(140)	(390)
Fair value, end of period	$125	$70	$195

	Year Ended December 31, 2024
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$375	$210	$585
Change in valuation inputs or other assumptions	—	—	—
Fair value, end of period	$375	$210	$585
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants were $0.1 million and $0.4 million as of December 31, 2025 and 2024, respectively.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$0.83	$1.38
Volatility	170.0%	85.0%
Term (years)	0.46	1.46
Risk-free interest rate	3.60%	4.20%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively. The fair value of the Private Placement Warrants were $0.1 million and $0.2 million as of December 31, 2025 and 2024, respectively. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
8.     Goodwill and Intangible Assets
Goodwill

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in carrying amount of goodwill was as follows (in thousands):

Total
Balance at December 31, 2023	$68,368
Impairment	—
Balance at December 31, 2024	$68,368
Impairment	(7,094)
Balance at December 31, 2025	$61,274
Goodwill Impairment
Goodwill is not amortized and is subject to annual impairment testing, or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is assessed for impairment annually on December 31.
For the year ended December 31, 2025, due to a decline in the market capitalization, the Company opted to bypass the qualitative assessment and performed a quantitative assessment to test goodwill for impairment. As part of the impairment assessment, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors.
Based on the results of this analysis, the Company determined that the carrying value of the reporting unit exceeded the fair value, and therefore the Company recorded a goodwill impairment charge of $7.1 million during the year ended December 31, 2025. If the Company’s forecasts of cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit would be adversely impacted, potentially leading to an additional impairment in the future that could materially affect the Company’s operating results. No goodwill impairment charges were recorded for the year ended December 31, 2024.
Intangible Assets
Intangible assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,373	$(5,980)	$1,393
Software technology	5.0	249	(212)	37
Customer relationships	8.0	170	(90)	80
Total intangible assets	14.5	$7,792	$(6,282)	$1,510

	December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,256	$(5,492)	$1,764
Software technology	5.0	249	(162)	87
Customer relationships	8.0	170	(69)	101
Total intangible assets	14.5	$7,675	$(5,723)	$1,952
Amortization expense for intangible assets were $0.6 million and $0.6 million, respectively for the years ended December 31, 2025 and 2024. No intangible asset impairment charges have been recorded for the years ended December 31, 2025 and 2024.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated future amortization expense of intangible assets as of December 31, 2025 is as follows (in thousands):

Amortization
Years ended December 31,
2026	$550
2027	513
2028	143
2029	138
2030	92
Thereafter	74
Total	$1,510
9.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid insurance	$1,094	$1,146
Prepaid marketing	445	343
Prepaid software	2,934	2,836
Other prepaid expenses and other current assets	3,427	3,161
	$7,900	$7,486
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
For the year ended December 31, 2025 and 2024, $0.7 million and nil impairment charges were recognized related to capitalized implementation costs for a cloud computing arrangement that the Company has determined is not probable to be completed and placed in service.
10.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable and other accrued liabilities[1]	$12,999	$7,466
Accrued commissions and bonuses	6,361	5,986
Accrued salaries	1,011	2,865
Accrued vacation	2,973	2,766
Other accrued employee expenses	618	1,019
Total	$23,962	$20,102
1 As of December 31, 2025, the account payable and other accrued liabilities included $2.3 million in loss contingency due to a purchase obligation shortfall stemming from the AWS minimum commitment obligation that is not probable of being recovered through usage or other means and $2.8 million in legal settlement liabilities. See Note 6, “Commitments and Contingencies” to these consolidated financial statements for additional information.
11.     Warrant Liability
At December 31, 2025, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815- Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date. The Company recorded non-cash gain of $0.4 million in the consolidated statements of operations for the year ended December 31, 2025. The Company recorded no gain or loss from remeasurement for the year ended December 31, 2024. For additional information, see Note 7, “Fair Value Measurements.”
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
Dividend Rights

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no shares of preferred stock issued or outstanding.
Non-controlling Interests
The non-controlling interest represents the Units held by holders other than the Company. As of December 31, 2025 and 2024, the non-controlling interests owned 30.8% and 36.7% of the Units outstanding, respectively. The non-controlling interests’

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. During the year ended December 31, 2025, 6.5 million shares of Class V Common Stock were exchanged on a one-to-one basis to shares of Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as non-    controlling interests. See Note 15, “Income Taxes,”’ and the consolidated statement of equity for further information.
13.     Stock-based Compensation
WM Holding Company, LLC Equity Incentive Plan
The Company has accounted for the issuance of Class A-3 and Class B Units issued under the WM Holding Company, LLC Equity Incentive Plan in accordance with ASC 718 - Stock Based Compensation. The Company considered the limitation on the exercisability of the Class A-3 and Class B Units to be a performance condition and recorded compensation cost when it becomes probable that the performance condition will be met.
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
A summary of the Class P Unit activity for the periods presented is as follows:

Number of Units
Outstanding Class P Units, December 31, 2024	14,403,732
Cancellations	—
Exchanged for Class A Common Stock	(600,000)
Outstanding Class P Units, December 31, 2025	13,803,732
Vested, December 31, 2025	13,803,732
As of December 31, 2025, all the outstanding Class P Units have been vested and as such, there is no remaining unrecognized stock-based compensation expense for non-vested Class P Units. For the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense for the Class P Units of $0.0 million and $0.2 million, respectively.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of December 31, 2025, 48,307,514 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of December 31, 2025, 22,856,490 shares of Class A Common Stock are available for future issuance.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the restricted stock unit (“RSU”) activity for the year ended December 31, 2025 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2024	7,946,908	$1.46
Granted	4,963,635	1.26
Vested	(4,183,252)	1.84
Cancelled/Forfeited/Expired	(811,325)	1.94
Non-vested at December 31, 2025	7,915,966	$1.08
As of December 31, 2025, unrecognized stock-based compensation expense for non-vested RSUs was $7.0 million, which is expected to be recognized over a weighted-average period of 2.0 years. For the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense for the RSUs of $6.9 million and $8.8 million, respectively.
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
The following table summarizes the key assumptions used in estimating the value of the PRSUs granted in November 2024.

Grant Date	November 07, 2024
Performance period	November 07, 2024 - December 31, 2027
PRSUs Granted	4,342,391
Grant Date Stock Price	$0.77
Risk-Free Rate at Valuation Date	4.05%
Cost of Equity	18.00%
Estimated Volatility at Valuation Date	85.61%
A summary of the PRSU activity for the year ended December 31, 2025 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2024	4,342,391	0.38
Granted	—	—
Vested	—	—
Cancelled/Forfeited/Expired	—	—
Non-vested at December 31, 2025	4,342,391	0.38
As of December 31, 2025, the unrecognized stock-based compensation expense for non-vested PRSUs was $0.6 million, which is expected to be recognized over a weighted-average period of 0.7 years. For the year ended December 31, 2025, the Company

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recorded stock-based compensation expense of $0.9 million related to the PRSUs. For the year ended December 31, 2024, the Company recorded stock-based compensation credit of $0.2 million related to the PRSUs.
The Company recorded stock-based compensation cost related to the RSUs, PRSUs and Class P Units in the following expense categories on the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2025	2024
Sales and marketing	$762	$1,439
Product development	2,065	3,516
General and administrative	4,949	4,266
Total stock-based compensation expense	7,776	9,221
Amount capitalized to software development	711	1,066
Total stock-based compensation cost	$8,487	$10,287
14.     Earnings Per Share
Basic income per share of Class A Common Stock is computed by dividing net earnings attributable to WM Technology, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted income per share of Class A Common Stock adjusts basic net income per share of Class A Common Stock for the potentially dilutive impact of securities. For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability, net of the portion attributable to non-controlling interests, and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.
The computation of income per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the years ended December 31, 2025 and 2024 (amounts in thousands, except for share and per share amounts):

	Years Ended December 31,
	2025	2024
Numerator:
Net income	$3,263	$12,187
Less: net income attributable to non-controlling interests after the Business Combination	1,301	4,548
Net income attributable to WM Technology, Inc. Class A Common Stock - basic and diluted	$1,962	$7,639
Denominator:
Weighted average shares of Class A Common Stock outstanding - basic	106,572,365	96,254,679
Weighted average effect of dilutive securities:
Restricted stock units¹	1,644,948	847,767
Performance-based restricted stock units	—	858
Weighted average shares of Class A Common Stock outstanding - diluted	108,217,313	97,103,304

Net income per share of Class A Common Stock:
Net income per share of Class A common Stock - basic	$0.02	$0.08
Net income per share of Class A common Stock - diluted	$0.02	$0.08
___________________________________
¹ Calculated using the treasury stock method.
Shares of the Class V Common Stock do not participate in the earnings of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented. However, shares of the Class V Common Stock outstanding for the period are considered

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
potentially dilutive shares of Class A common stock under application of the if-converted method and are included in the computation of diluted earnings per share, except when the effect would be anti-dilutive.
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Years Ended December 31,
	2025	2024
Class V Shares	47,852,652	54,319,542
Class P Units	13,803,732	14,403,732
RSUs outstanding	4,387,977	6,504,918
PRSUs outstanding	4,342,391	4,342,391
Public Warrants	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000
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
Following the Business Combination, any taxable income or loss generated by WMH LLC is passed through to and included in the taxable income or loss of its members, including WM Technology, Inc., on a pro rata basis, with the remainder reflected in the line item Income Taxed to Owners of Non-controlling Interests. WM Technology, Inc. is subject to U.S. federal income taxes, state and local income taxes with respect to its allocable share of any taxable income of WMH following the Business Combination. The owners of the non-controlling interests are taxed as a partnership, and therefore, no tax provision is allocated to non-controlling interests on the consolidated statements of operations. The Company is also subject to taxes in foreign jurisdictions.
Income Before Income Tax Provision
The components of income before taxes are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Domestic	$3,338	$12,279
Foreign	18	(46)
Income before income taxes	3,356	12,233
Income Tax Provision
The components of the provision for income taxes are as follows (in thousands):

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2025	2024
Current
Federal	$—	$6
State	88	40
Foreign	5	—
	93	46
Deferred
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Provision for income taxes	$93	$46
The change in the Company’s income tax provision during the years ended December 31, 2025 and 2024 were due to the continuation of recording a full valuation allowance on our deferred tax assets and continued remeasurement of the related TRA liability.
The following reconciles the differences between income taxes computed at the federal statutory rate and the provision for income taxes, under newly adopted ASU 2023-09 "Improvements to Income Tax Disclosures," which we adopted for the year ended 2025 on a retrospective basis (in thousands):

	Years Ended December 31,
	2025		2024
Federal statutory rate	$705	21.0%	$2,607	21.0%
State blended statutory rate(1)	962	28.7%	157	1.3%
Income taxed to owners of non-controlling interests	(297)	(9)%	(1,219)	(9.8)%
Foreign tax impact	1	—%	—	—%
Stock based compensation	—	—%	1,446	11.7%
Other permanent items	35	1.0%	65	0.5%
Research and development credits	(1,287)	(38.4)%	(1,298)	(10.5)%
Meals and entertainment	—	—%	286	2.3%
Executive compensation	401	12.0%	282	2.3%
Change in valuation allowance	(627)	(18.7)%	(3,045)	(24.5)%
Tax receivable agreement revaluation	200	6.0%	455	3.7%
Fines and penalties	—	—%	310	2.5%
Provision for income taxes	$93	2.8%	$46	0.4%
(1) State taxes in California comprise the majority of the state and local taxes for each of the years presented.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Income Taxes
Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes.
The significant components of the net deferred tax assets were as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets
Investment in partnership	$109,435	$120,258
Tax receivable agreement	36,631	36,908
Net operating loss carryovers	32,373	20,973
Tax credit carryovers	7,001	5,303
Other	463	534
Total deferred tax asset	185,903	183,976
Less: valuation allowance	(185,903)	(183,976)
Net deferred tax asset	$—	$—
The Company’s deferred tax asset is primarily attributable to future tax amortization deductions of tax basis created from the Business Combination, subsequent redemptions and exchanges of WMH Units, and future TRA payments. These deferred tax assets generally amortize over 15 years beginning on the date the WMH Units are deemed to have been exchanged or redeemed, or TRA payments are made, as applicable. Tax amortization deductions in excess of taxable income from operations result in a net operating loss, which can be carried forward indefinitely for federal tax purposes
The valuation allowance increased $1.9 million and decreased $2.7 million for the years ended December 31, 2025 and 2024, respectively. Realization of deferred tax assets is dependent on future earning, if any, the timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance
The Company assesses whether it is “more-likely-than-not” that it will realize its deferred tax assets. The Company establishes a valuation allowance when available evidence indicates that it is more-likely-than-not that the deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company considers the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. This includes an analysis of the Company’s current financial position, results of operations for the current and prior years and all currently available information about future years. This assessment and estimates require significant management judgment. The Company maintains an existing valuation allowance until enough positive evidence exists to support its reversal. Change in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances
Based on the weight of all available evidence, both positive and negative, the Company determined during the fourth quarter of 2022 that a full valuation allowance was required against its net deferred tax assets. Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of negative evidence evaluated were the book operating loss incurred during the year ended December 31, 2023 and fluctuation in both historical book operating results and future expectations. For the years ended December 31, 2025 and 2024, management conducted a similar analysis, and determined that a full valuation allowance was still required based on a more likely than not standard. Payment with respect to the TRA liability was not probable, resulting from the full valuation allowance. As of December 31, 2025 and 2024, the TRA liability was $2.7 million and $4.4 million, respectively.
The Company will continue to evaluate the realization of the TRA tax attributes, and in the future, management may conclude that it is more likely than not that the Company will be able to utilize the deferred tax assets that are subject to the TRA, and therefore that the TRA liability is probable of payment. If the TRA liability is reinstated, the payments would be substantial. Assuming a reinstatement of the TRA liability, there are several assumptions that would be relevant in the ultimate determination of the amount of our TRA liability, such as, no material changes in relevant tax law, that there are no future redemptions or exchanges to Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA. Under these assumptions, the tax savings associated with acquisitions of Legacy WMH common units in the Business Combination and subsequent exchanges as of December 31, 2025, equal approximately $165.0 million, determined as

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of December 31, 2025. Under this scenario, we would be required to pay certain Class A Unit holders approximately 85% of such amount, or $138.9 million.
As of December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $121.0 million and $109.5 million, respectively, available to reduce future taxable income, if any. The federal NOLs carry forward indefinitely and the state NOLs will begin to expire in 2041.
As of December 31, 2025, the Company had federal and California research and development (“R&D”) tax credit carryforwards of $6.1 million and $3.0 million, respectively, available to reduce future tax. Federal R&D credits begin to expire in 2041 and California R&D credits carry forward indefinitely.
Utilization of the Company's NOL carryforwards and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 ("Section 382") as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain 5% shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, could result in a change of control as defined by Section 382.
On July 4, 2025, President Trump signed into law legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14”), commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant tax law changes, primarily extending or modifying various provisions originally enacted under the 2017 Tax Cuts and Jobs Act.
The OBBBA includes business tax provisions that are relevant to the Company such as the restoration of immediate expensing of domestic research and experimental expenditures incurred in tax years beginning after 2024, accelerated deduction of certain capitalized domestic research and experimental expenditures incurred in prior tax years and the permanent reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025. As result of the OBBBA, the Company benefits from accelerating deductions of previously capitalized domestic research and development costs such that it does not have any significant income taxes. The Company has recognized the effects of the OBBBA in the third quarter of 2025.
Unrecognized Tax Benefits
The Company follows the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return.
The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception. Tax years 2021 through 2024 remain open to examination by major taxing jurisdictions to which the Company is subject, which is primarily in the United States (U.S.), as carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service (IRS) or state tax authorities if they have or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress by the IRS or any other jurisdictions for any tax years.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	December 31, 2025	December 31, 2024
Unrecognized tax benefits at beginning of year	$1,315	$1,024
Additions/reductions related to prior year tax provisions	43	(34)
Additions/reductions related to current year tax provisions	362	325
Unrecognized tax benefits at end of year	$1,720	$1,315
16.     Related Party Transactions
During the second quarter of 2022, the Company entered into a sublease agreement with an affiliate of the Chief Executive Officer. The sublease commenced on June 1, 2022, and expired on October 31, 2024. The monthly base rent, after the rent abatement period for the first four months, was $69,000. As of December 31, 2025 and 2024, there was no outstanding rent receivable. For the years ended December 31, 2025 and 2024, income on the sublease from the related party transactions were nil and $0.6 million, respectively. The income on sublease is netted with rent expense and included in general and administrative expenses on the consolidated statements of operations.
In connection with the Business Combination, the Company paid $1.1 million in certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount of $1.1 million in 12 equal quarterly installments commencing on March 31, 2023. The promissory note bears interest at a rate of 5% per annum commencing on March 31, 2023 and maturing on December 31, 2025. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of December 31, 2025 and 2024, the remaining balance of the promissory note receivable was $0.1 million and $0.4 million, respectively and included in prepaid expenses and other current assets on the consolidated balance sheets. For the years ended December 31, 2025 and 2024, interest income on the promissory note were less than $0.1 million, which is included in other income (expense), net on the consolidated statement of operations.
During the year ended December 31, 2025 and 2024, the Company reimbursed $0.4 million and $0.2 million in certain legal fee to Silver Spike Holdings, an affiliate to a member of the board of directors in connection with responding to the SEC investigation. See Part I. Item 3. “Legal Proceedings” for further discussion. The expense is included in general and administrative expenses on the consolidated statements of operations.
17.     Subsequent Events
Nasdaq Delisting Notice
On February 4, 2026, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), was below $1.00 per share, which is the minimum closing bid price required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Notice”). This Notice is a notice of deficiency, not delisting, and has no immediate effect on the listing of the Company’s Common Stock, and the Company’s Common Stock will continue to trade on The Nasdaq Global Select Market under the symbol “MAPS” at this time, subject to the Company’s compliance with the other Nasdaq listing requirements.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until August 3, 2026, to regain compliance with the minimum closing bid price requirement. If at any time during the 180-calendar day grace period, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide the Company written confirmation of compliance, and the matter will be closed.
If the Company does not regain compliance during the compliance period, the Company may be provided a second 180 calendar day period to regain compliance if it applies to transfer the listing of the Company’s Common Stock to the Nasdaq Capital Market. To qualify, the Company must meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market (with the exception of the minimum bid price requirement), based on the Company’s most recent public filings and market information and notify Nasdaq of its intent to cure the deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, the Company’s stock will be subject to delisting. The Company would have the right to appeal a determination to delist the Company’s Common Stock, and the Company’s Common Stock would remain listed on the Nasdaq Global Select Market until the completion of the appeal process.
The Company intends to monitor the closing bid price of its stock and assess potential actions to regain compliance. While the Company plans to review all available options, there can be no assurance that the Company will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, or maintain compliance with the other Nasdaq listing requirements.
Legal Settlement In Principle
On February 12, 2026, The Company reached an agreement in principle to fully settle all pending claims in the action for a putative shareholder class action complaint, captioned Seret Ishak v. WM Technology, Inc. et al., Case No. 2:24-cv-08959. The settlement remains subject to approval by the court and certain other conditions and contingencies out of the Company’s control. The Company recorded an accrued liability of $2.8 million related to this preliminary settlement agreement, representing management's reasonable estimate of its settlement obligation. This liability is included in accounts payable and accrued expenses as of December 31, 2025 in the consolidated balance sheets, with the corresponding expense recognized for the year ended December 31, 2025 in general and administrative expense in the consolidated statement of operations. For additional information, see Note 6, “Commitments and Contingencies.”