Form 10-Q
period 2026-03-31
WM TECHNOLOGY, INC.
filed 2026-05-11
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-39021
_______________________________________________________________________________
WM TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________

Delaware	98-1605615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Discovery Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)
(844) 933-3627
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	MAPS	The OTCQX Best Market
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	MAPSW	The OTCID Basic Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of May 4, 2026, there were 111,376,293 shares of the registrant’s Class A common stock outstanding and 47,852,652 shares of Class V common stock outstanding.

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
•market reactions to or impacts resulting from the delisting of our Class A common stock and warrants from the Nasdaq Stock Market LLC and deregistration of our Class A common stock and warrants under Section 12(b) of the Exchange Act;
•our ability to maintain our listing on the OTC Markets Group Inc. (“OTC”);
•the possibility that trading in our Class A common stock and warrants on the OTC may be significantly less liquid and/or have greater price volatility;
•the outcome of any known and unknown litigation and regulatory proceedings;
•changes in domestic and foreign business, market, financial, political and legal conditions;
•the effect of macroeconomic conditions, including, but not limited to inflation, tariffs, public health crises, government shutdowns, uncertain credit and global financial markets, past and potential future disruptions in access to bank deposits or lending commitments due to bank failures; current and potential future geopolitical events and conflicts; and the occurrence of a catastrophic event, including but not limited to severe weather, war, or terrorist attack;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$45,519	$62,401
Marketable securities	11,483	—
Accounts receivable, net	16,863	14,619
Prepaid expenses and other current assets	6,672	7,900
Total current assets	80,537	84,920
Property and equipment, net	25,530	24,986
Goodwill	61,274	61,274
Intangible assets, net	1,369	1,510
Right-of-use assets	11,631	12,219
Other assets	6,067	5,758
Total assets	$186,408	$190,667
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$19,847	$23,962
Deferred revenue	5,999	5,499
Operating lease liabilities, current	4,069	3,922
Tax receivable agreement liability, current	—	2,658
Warrant liability, current	98	195
Total current liabilities	30,013	36,236
Operating lease liabilities, non-current	21,562	22,631
Total liabilities	51,575	58,867
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 111,187,614 shares issued and outstanding at March 31, 2026 and 109,990,343 shares issued and outstanding at December 31, 2025	11	11
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 47,852,652 shares issued and outstanding at March 31, 2026 and 47,852,652 shares issued and outstanding at December 31, 2025	5	5
Additional paid-in capital	113,413	112,076
Accumulated other comprehensive income	2	—
Accumulated deficit	(53,746)	(54,917)
Total WM Technology, Inc. stockholders’ equity	59,685	57,175
Noncontrolling interests	75,148	74,625
Total stockholders’ equity	134,833	131,800
Total liabilities and stockholders’ equity	$186,408	$190,667
The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$43,558	$44,612

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,204	2,241
Sales and marketing	10,302	10,017
Product development	8,733	9,720
General and administrative	19,060	16,666
Depreciation and amortization	3,060	3,321
Total costs and expenses	43,359	41,965
Operating income	199	2,647
Other income (expenses), net
Change in fair value of warrant liability	97	—
Change in tax receivable agreement liability	—	(545)
Other income	1,430	401
Income before income taxes	1,726	2,503
Provision for income taxes	32	9
Net income	1,694	2,494
Net income attributable to noncontrolling interests	523	847
Net income attributable to WM Technology, Inc.	$1,171	$1,647

Class A Common Stock:
Basic income per share	$0.01	$0.02
Diluted income per share	$0.01	$0.02

Class A Common Stock:
Weighted average basic shares outstanding	110,588,979	104,041,260
Weighted average diluted shares outstanding	110,801,379	106,991,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net Income	$1,694	$2,494

Other Comprehensive income:

Unrealized gain on marketable securities, net	2	—
Total other comprehensive income	$2	$—

Comprehensive income	1,696	2,494
Comprehensive income attributable to noncontrolling interests	523	847
Comprehensive net income attributable to WM Technology, Inc.	$1,173	$1,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three Months Ended March 31, 2026
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Other Comprehensive Income		Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2025	109,990,343	$11	47,852,652	$5	$112,076	$—		$(54,917)	$57,175	$74,625	$131,800
Stock-based compensation	—	—	—	—	1,337	—		—	1,337	—	1,337
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	1,197,271	—	—	—	—	—		—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	2	—	—	2	—	2
Net income	—	—	—	—	—	—		1,171	1,171	523	1,694
As of March 31, 2026	111,187,614	$11	47,852,652	$5	$113,413	$2		$(53,746)	$59,685	$75,148	$134,833

	Three Months Ended March 31, 2025
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2024	99,033,110	$10	54,319,542	$5	$92,941	$—	$(56,879)	$36,077	$83,990	$120,067
Stock-based compensation	—	—	—	—	2,457	—	—	2,457	—	2,457
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	711,646	—	—	—	(1)	—	—	(1)	—	(1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,301)	(1,301)
Issuance of common stock - Class A Unit exchange	5,000,000	—	(5,000,000)	—	7,825	—	—	7,825	(7,825)	—
Issuance of common stock - Class P Unit exchange	309,010	—	—	—	460	—	—	460	(460)	—
Net income	—	—	—	—	—	—	1,647	1,647	847	2,494
As of March 31, 2025	105,053,766	$10	49,319,542	$5	$103,682	$—	$(55,232)	$48,465	$75,251	$123,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities
Net income	$1,694	$2,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,060	3,321
Change in fair value of warrant liability	(97)	—
Change in tax receivable agreement liability	—	545
Amortization of right-of-use lease assets	588	643
Gain on sale of domain name	(1,000)	—
Stock-based compensation	1,317	2,194
Loss contingency	(245)	—
Other reconciling items included in net income	7	—
Provision for credit losses	3,939	314
Changes in operating assets and liabilities:
Accounts receivable	(6,184)	(935)
Prepaid expenses and other current assets	1,228	(582)
Other assets	(397)	67
Accounts payable and accrued expenses	(4,777)	(1,133)
Deferred revenue	500	(404)
Operating lease liabilities	(922)	(860)
Net cash provided by (used in) operating activities	(1,289)	5,664

Cash flows used in investing activities
Capitalized software and expenditures	(2,535)	(3,650)
Purchase of marketable securities	(11,488)	—
Proceeds from sale of domain name	1,000	—
Net cash used in investing activities	(13,023)	(3,650)

Cash flows used in financing activities
Distributions	—	(704)
Proceeds from repayment of related party note	89	—
Taxes paid related to net share settlement of equity awards	—	(1)
Tax receivable agreement payment	(2,659)	—
Net cash used in financing activities	(2,570)	(705)

Net increase (decrease) in cash	(16,882)	1,309
Cash and cash equivalents – beginning of period	62,401	51,966
Cash and cash equivalents – end of period	$45,519	$53,275

Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$20	$263
Capitalized assets included in accounts payable and accrued expenses	$440	$449

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
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. The condensed consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of March 31, 2026, and results of its operations and its cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of WM Technology, Inc. and WMH LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.
Statements of Operations Reclassification
Beginning on January 1, 2026, the Company reclassified certain employee and non-employee related expenses to align the financial statements with the Company’s current management of its operations. These expenses were reclassified from General and Administrative expenses to Product Development and Sales and Marketing expenses. Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no impact on operating income, net income or shareholders’ equity as previously reported.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three months ended March 31, 2026 and 2025.
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
Risks and Uncertainties
The Company operates in a relatively new industry where laws and regulations vary significantly by jurisdiction. Currently, forty states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only two states continue to prohibit cannabis entirely. However, in 2025, at least three ballot initiatives (Arizona, Massachusetts and Maine) were introduced to repeal all or some portion of each state’s laws permitting adult use sales, and Florida’s Attorney General has thus far successfully precluded adult‑use legalization from being placed on the 2026 ballot. Additionally, while a number of U.S. legislators have introduced various bills to legalize cannabis at the federal level, none of these bills has become law. On April 23, 2026, the U.S. Department of Justice issued a final rule rescheduling marijuana contained in FDA-approved drug products and marijuana subject to a state medical marijuana license from Schedule I to Schedule III of the Controlled Substances Act (“CSA”). However, any form of marijuana other than in an FDA-approved drug product or marijuana subject to a state medical marijuana license remains a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines, and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA can be a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. If any of the states that permit use of cannabis were to change their laws or the federal government was to actively enforce the CSA or other laws related to the federal prohibition on cannabis, the Company’s business could be adversely affected.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments that are readily convertible into cash and have original maturities of three months or less at the date of purchase. The Company had cash equivalents of $8.6 million and $10.0 million as of March 31, 2026 and December 31, 2025, respectively. See “Investments,” below for further discussion.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $7.0 million and $4.2 million as of March 31, 2026 and December 31, 2025, respectively. The increase in the allowance was primarily driven by the aging of general customer receivables and higher credit loss estimates for certain customers. During the quarter, a portion of our accounts receivable portfolio experienced an increase in days sales outstanding, resulting in higher aging buckets for these customers impacting a higher allowance for credit losses. The Company continues to pursue a disciplined approach to accounts receivable management, including increased focus on payment plans and collection efforts. While the Company continues to support clients through a difficult operating environment, the Company also seeks to take appropriate action where payment behavior no longer supports continued service.
As of March 31, 2026 and December 31, 2025, no customer accounted for more than 10% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended March 31,
	2026	2025
Allowance, beginning of period	$4,196	$1,243
Provision for credit losses	3,939	314
Write-off, net of recoveries	(1,101)	(454)
Allowance, end of period	$7,034	$1,103
Investments
Marketable securities
Investments in debt securities are primarily comprised of U.S. Treasury Bills, highly rated corporate bonds and municipal bonds and are classified as available-for-sale investment securities. Investments in U.S. Treasury Bills had maturities less than 90 days

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and as such are classified as cash and cash equivalents on the condensed consolidated balance sheet. Investments in corporate bonds and municipal bonds had maturity dates ranging from less than two months to approximately 29 months. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. The Company invests in a diversified portfolio of debt securities and limits the concentration of its investment in any particular security.
The Company reports available-for-sale investments at fair value as of each balance sheet date in accordance with ASC 320, “Investments – Debt Securities” and records any unrealized gains or losses in accumulated other comprehensive income as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis and realized gains and losses upon disposition are included in other income (expense) within the condensed consolidated statements of operations.
In addition, realized losses are recognized when the Company determines that a decline in value is other than temporary, which requires judgment regarding the amount and timing of recovery. For investments that are classified as available-for-sale securities, the Company also considers the extent to which cost exceeds fair value, the duration of that difference, management’s judgment about the issuer’s current and prospective financial condition, as well as the Company’s intent and ability to hold the security until recovery of the unrealized losses.
Fair value of available-for-sale investment securities are generally obtained from third party pricing sources using quoted market prices to determine fair value. If quoted market prices are not available, fair values are estimated using pricing models with observable market inputs. The inputs to the valuation models vary by the type of security being priced but are typically benchmark yields, reported trades, broker-dealer quotes, and prices of similar assets. Pricing models generally do not entail material subjectivity because the methodologies employed use inputs observed from active markets. See Note 6, “Fair Value Measurements” to these condensed consolidated financial statements for additional information.
Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, “Investments – Equity Securities,” are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s investments in equity securities without a readily determinable fair value were nil.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value and the impairment charge is included in asset impairment charges in the accompanying condensed consolidated statements of operations. No impairment to investments in equity securities were recorded for the three months ended March 31, 2026 and 2025.
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
The Company assesses impairment of property and equipment when an event or change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and/or a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recognized. No impairments to property and equipment were recorded during the three months ended March 31, 2026 and 2025.
Capitalized Software
Capitalized website and internal-use software development costs are included in property and equipment in the accompanying consolidated balance sheets. The Company capitalizes certain costs related to the development and enhancement of the Weedmaps platform and SaaS solutions when (i) the preliminary development project stage is completed, (ii) management has

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of March 31, 2026 and December 31, 2025, the Company has $24.8 million and $24.2 million in capitalized software costs, net, respectively which are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company amortized $2.9 million and $3.0 million, respectively, of internal-use software development costs included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.
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
In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. Changes in these inputs could materially affect the results of the impairment review. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges were recorded for the three months ended March 31, 2026 and 2025.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible asset impairment charges have been recorded for the three months ended March 31, 2026 and 2025. See Note 7, “Intangible Assets,” to these condensed consolidated financial statements for additional information.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company assesses impairment of ROU assets when an event or change in circumstance indicates that the carrying value of such ROU assets may not be recoverable. If an event and/or a change in circumstance indicates that the carrying value of an ROU asset may not be recoverable and the estimated fair value attributable to the ROU asset is less than its carrying value, an impairment loss equal to the excess of the ROU asset’s carrying value over its fair value is recognized.
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows. Net rent expense for the three months ended March 31, 2026 and 2025 was $1.9 million and $1.9 million, respectively and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three months ended March 31, 2026 and 2025, the Company recorded rent income related to a sublease of nil and $0.2 million, respectively.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of March 31, 2026, 12,499,973 Public Warrants and 7,000,000 Private Placement Warrants remained outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (expense), net on the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the TRA liability was nil and $2.7 million, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized a loss of nil and $0.5 million, respectively, related to the remeasurement of the TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. The Company’s contract with customers do not contain general rights of return. However, adjustments to the standard pricing may occur for selected customers on a case-by-case basis. Revenue reflects the transaction price, including any adjustments, that the Company expects to receive for such goods and services. Transaction price adjustments are primarily related to the Company’s Together for Equity Access and Legislation program, through which the Company provides free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. The Company provides these transaction price adjustments to license holders who were awarded special status by the state based on owner qualifications. Special status is typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by the Company on the applicable state’s website. For the three months ended March 31, 2026 and 2025, total transaction price adjustments issued was $1.8 million and $1.8 million, respectively. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $3.2 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively, and is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the Company’s 401(k) plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended March 31, 2026 and 2025, the Company expensed $0.3 million and $0.7 million, respectively, related to employer contributions for the Company’s 401(k) saving plan.
Other Income (Expense), net
Other income (expense), net consists primarily of change in fair value of warrant liability, TRA liability remeasurement, interest income earned on cash, cash equivalents and other investments, and other non-operating income and expense.
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
Based on the weight of all available evidence, both positive and negative, the Company determined during the fourth quarter of 2022 that a full valuation allowance was required against its net deferred tax assets. Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of the existing deferred tax assets. Significant pieces of negative evidence evaluated were the book operating loss incurred during the year ended December 31, 2023 and fluctuation in both historical book operating results and future expectations. For three months ended March 31, 2026 and for the year ended December 31, 2025, management conducted similar analyses, and determined that a full valuation allowance was still required based in a more likely than not standard. Payment with respect to the TRA liability was not probable, resulting from the full valuation allowance. As of March 31, 2026 and December 31, 2025, the TRA liability was nil and $2.7 million, respectively.
The Company will continue to evaluate the realization of the TRA tax attributes, and in the future, management may conclude that it is more likely than not that the Company will be able to utilize the deferred tax assets that are subject to the TRA, and

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
therefore that the TRA liability is probable of payment. If the TRA liability is reinstated, the payments would be substantial. Assuming a reinstatement of the TRA liability, there are several assumptions that would be relevant in the ultimate determination of the amount of our TRA liability. For example, assuming no material changes in relevant tax law, that there are no future redemptions or exchanges to Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, the tax savings associated with acquisitions of Legacy WMH common units in the Business Combination and subsequent exchanges as of March 31, 2026, would equal approximately $165.0 million, determined as of March 31, 2026. Under this scenario, we would be required to pay certain Class A Unit holders approximately 85% of such amount, or $136.2 million. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to us over the life of the TRA and will depend on us generating sufficient taxable income to utilize the tax benefits that are subject to the TRA. The termination fee under the TRA may also exceed any potential future tax savings that we will be deemed to realize. Payments under the TRA are not conditioned on the TRA parties continued equity ownership in us or WMH LLC.
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
WMH LLC will generally be required from time to time to make pro rata distributions in cash to the Company and the other holders of WMH Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on the Company’s and the other WMH equity holders’ respective allocable shares of the taxable income of WMH LLC
For the three months ended March 31, 2026 and March 31, 2025, the Company recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
conditions have not been satisfied by the end of the reporting period. See Note 13, “Earnings Per Share,” for additional information on dilutive securities.
Concentrations of Credit Risk
The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions and the Company’s cash balances at these institutions typically exceed the applicable government insurance limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, result of operations, and cash flows. The Company believes that the risk of loss is not significant and has not experienced any losses in such accounts.
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
The Company also reviewed other accounting pronouncements that became effective for fiscal year 2026 and determined that either they were not applicable, or they did not have a material impact on the condensed consolidated financial statements.
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
Disaggregation of revenue
The following table summarizes the Company’s disaggregated revenues information (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Featured and deal listings	$27,819	$27,206
Weedmaps for Business and other SaaS solutions	13,445	13,642
Subtotal	41,264	40,848
Other ad solutions	2,294	3,764
Total revenues[1]	$43,558	$44,612
___________________________
1 Revenues include transaction price adjustments of $1.8 million and $1.8 million, respectively, for three months ended March 31, 2026 and 2025.
Contract Liability
Deferred revenue balance as of March 31, 2026 and December 31, 2025 was $6.0 million and $5.5 million, respectively. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met, typically on a monthly basis. The Company generally invoices customers in advance on a monthly basis and performance obligations are satisfied over the next month. The Company generally receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed. For the three months ended March 31, 2026 and 2025, the Company recorded additions to deferred revenue of

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$39.7 million and $40.9 million, respectively and reduction to deferred revenue related to performance obligations satisfied of $39.2 million and $41.3 million, respectively.
Substantially all of the Company’s revenue has been generated in the United States for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, approximately 61% of the Company’s revenue originated in California compared with 55% of revenues for the three months ended March 31, 2025.
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
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$43,558	$44,612
Less (add):
Cost of revenues	2,204	2,241
Sales and marketing	10,302	10,017
Product development	8,733	9,720
General and administrative	19,060	16,666
Depreciation and amortization	3,060	3,321
Other non-operating (income) expense, net(1)	(1,527)	144
Provision for income taxes	32	9
Segment net income	$1,694	$2,494
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
On October 17, 2024, a putative shareholder class action complaint, captioned Seret Ishak v. WM Technology, Inc. et al., Case No. 2:24-cv-08959 (the “Securities Class Action”), was filed in the U.S. District Court for the Central District of California, naming the Company and certain former and current officers and/or directors of the Company and Silver Spike as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to historical public reporting of MAUs in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons or entities who purchased or otherwise acquired the Company’s securities between May 25, 2021, and September 24, 2024, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees. On May 12, 2025, the plaintiffs filed

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
an amended class action complaint. On July 11, 2025, the defendants moved to dismiss the plaintiffs’ amended class action complaint. On February 12, 2026, the parties filed a notice of settlement stating that they had reached an agreement in principle to fully settle all pending claims in the action and requesting the court to not rule on the pending motions to dismiss as they were now moot. On February 13, 2026, the court denied as moot the motions to dismiss and ordered lead plaintiff to file a motion for preliminary approval of the settlement by April 13, 2026. On April 7, 2026, by joint stipulation, the court extended the deadline to file a motion for preliminary approval of settlement to May 14, 2026. The settlement remains subject to approval by the court and certain other conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement. The Company recorded an accrued liability of $2.8 million related to this preliminary settlement agreement, representing management's reasonable estimate of its settlement obligation for the year ended December 31, 2025. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025.
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
Further, on November 18, 2024, a shareholder derivative action, captioned Pearson v. Francis, et. al, Case No. 8:24-cv-02525 (the “Pearson Action”), was filed in the U.S. District Court for the Central District of California against certain former and current members of the Company’s board of directors and certain former and current officers. The derivative complaint alleges, among other things, that the individual defendants authorized or permitted materially false statements and/or material omissions of fact relating to historical public reporting of MAUs and corporate governance matters. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, as well as claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Sections 10(b) and 21D of the Exchange Act. The derivative complaint seeks unspecified damages on behalf of the Company, restitution, corporate governance reforms, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On December 10, 2024, the U.S. District Court of the Central District of California issued an order consolidating the DeGennaro Action and the Pearson Action (the “Consolidated Derivative Action”). On October 3, 2025, the court granted the parties’ joint stipulation to stay the Consolidated Derivative Action until resolution of the motions to dismiss the Securities Class Action discussed above. On February 17, 2026, in light of the notice of settlement in the Securities Class Action and the denial of the motions to dismiss as moot, the court ordered the parties to show cause regarding the continued stay of the Consolidated Derivative Action. On February 25, 2026, the court extended the stay to April 10, 2026 to provide the parties additional time to discuss a potential resolution to the Consolidated Derivative Action, pursuant to a court-entered stipulation by the parties. On April 14, 2026, by joint stipulation, the court extended the stay until April 30, 2026. On May 1, 2026, by joint stipulation, the court extended the stay until May 14, 2026. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation.
Purchase Obligations
The Company’s purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company has non-cancelable purchase obligation agreements primarily relating to contracts with vendors in connection with Information Technology (“IT”) infrastructure and cloud computing services.
The Company has minimum outstanding purchase obligations of approximately $5.2 million for the remaining nine months in 2026, due under software license agreements, of which the majority relates to the Company’s remaining period of a three-year AWS Enterprise agreement. The Company has an obligation to pay the shortfall if it does not meet the specified minimum purchase obligations. During the year ended December 31, 2025, the Company performed a review of its cloud infrastructure strategy prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025 and 2026. The lower spend identified was attributable to server management optimization and efficiencies implemented during 2024 and 2025 and discounts received on prepayments under the AWS agreement. Due to the revised forecast, the Company identified a probable

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
shortfall in the minimum purchase obligation of approximately $2.3 million. During the three months ended March 31, 2026, the Company conducted similar analyses, and recorded a reduction in shortfall from minimum purchase obligation of $0.2 million.
Under ASC 450 – Contingencies, the Company evaluated whether a loss contingency should be recognized for non-cancellable commitments that will not provide future economic benefits. The Company determined that the unused portion of the AWS minimum commitment obligation is not probable of being recovered through usage or other means, and as such recorded a loss contingency of $2.3 million in the year ended December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had amounts due to AWS of $1.3 million and $2.3 million, respectively, which is included in accounts payable and accrued expenses in these condensed consolidated balance sheet.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	March 31, 2026	December 31, 2025
Assets:
Cash equivalents:
Money Market	1	$984	$84
U.S. Treasury Bills	1	7,567	9,936
Marketable securities:
Corporate bonds	1	9,980	—
Municipal bonds	1	1,502	—
Total cash equivalents and marketable securities		$20,033	$10,020

Liabilities:
Warrant liability – Public Warrants	1	$62	$125
Warrant liability – Private Placement Warrants	3	36	70
Total warrant liability		$98	$195

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments
Cash equivalents
As of March 31, 2026 and December 31, 2025, the carrying amount of cash equivalents was equal to or approximated fair value due to their short-term nature and proximity to current market rates. Cash equivalents consist of Money market and U.S. Treasury Bills that are readily convertible into cash and have original maturities of three months or less at the date of purchase.
Marketable Securities
As of March 31, 2026, marketable securities is comprised of highly rated debt securities classified as available-for-sale investment securities. Investments in debt securities had maturity dates ranging from less than two months to approximately 29 months. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. The Company invests in a diversified portfolio of debt securities and limits the concentration of its investment in any particular security.
Warrant liabilities
The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended March 31, 2026
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$125	$70	$195
Change in valuation inputs or other assumptions	(63)	(34)	(97)
Fair value, end of period	$62	$36	$98

	Three Months Ended March 31, 2025
	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$375	$210	$585
Change in valuation inputs or other assumptions	—	—	—
Fair value, end of period	$375	$210	$585
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $0.1 million as of March 31, 2026 and December 31, 2025.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2026	December 31, 2025
Exercise price	$11.50	$11.50
Stock price	$0.66	$0.83
Volatility	248.0%	170.0%
Term (years)	0.21	0.46
Risk-free interest rate	3.71%	3.60%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively. The fair value of the Private Placement Warrants were $0.04 million and $0.1 million, respectively as of March 31, 2026 and December 31, 2025. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
7.     Goodwill and Intangible Assets
Goodwill
Goodwill totaled $61.3 million as of March 31, 2026 and December 31, 2025, respectively. The Company recorded a goodwill impairment charge of $7.1 million for the year ended December 31, 2025. No goodwill impairment charges were recorded for the three months ended March 31, 2026 and 2025.
Intangible Assets
Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,373	$(6,103)	$1,270
Software technology	5.0	249	(224)	25
Customer relationships	8.0	170	(96)	74
Total intangible assets	14.5	$7,792	$(6,423)	$1,369

	December 31, 2025
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,373	$(5,980)	$1,393
Software technology	5.0	249	(212)	37
Customer relationships	8.0	170	(90)	80
Total intangible assets	14.5	$7,792	$(6,282)	$1,510

During the three months ended March 31, 2026, the Company sold all rights, title and interest in one of its acquired domain names for cash proceeds of $1.0 million. The domain name had a de-minimus carrying value at the date of sale. In connection

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
with the sale, the Company recognized a gain of $1.0 million, which is included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
Amortization expense for intangible assets was $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2026 and 2025. No intangible asset impairment charges have been recorded for the three months ended March 31, 2026 and 2025. The estimated future amortization expense of intangible assets as of March 31, 2026 is as follows (in thousands):

Remaining period in 2026 (nine months)	$410
Year ended December 31, 2027	513
Year ended December 31, 2028	143
Year ended December 31, 2029	138
Year ended December 31, 2030	92
Thereafter	73
Total	$1,369
8.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$525	$1,094
Prepaid marketing	303	445
Prepaid software	2,751	2,934
Other prepaid expenses and other current assets	3,093	3,427
Total	$6,672	$7,900
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
No impairment charges were recognized for the three months ended March 31, 2026 and 2025, related to capitalized implementation costs for a cloud computing arrangement that the Company has determined is not probable to be completed and placed in service.
9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable and other accrued liabilities(1)	$13,252	$12,999
Accrued commissions and bonuses	1,597	6,361
Accrued salaries	1,481	1,011
Accrued vacation	2,947	2,973
Other accrued employee expenses	570	618
Total	$19,847	$23,962
1 As of March 31, 2026 and December 31, 2025, the accounts payable and other accrued liabilities included $1.3 million and $2.3 million, respectively, in loss contingency due to a purchase obligation shortfall stemming from the AWS minimum commitment obligation that is not probable of being recovered through usage or other means and $2.8 million in legal settlement liabilities. See Note 5, “Commitments and Contingencies” to these consolidated financial statements for additional information.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.     Warrant Liability
At March 31, 2026, there were 12,499,973 Public Warrants outstanding and 7,000,000 Private Placement Warrants outstanding.
As part of Silver Spike’s initial public offering, 12,500,000 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of Class A Common Stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire at 5:00 p.m. New York City time on June 16, 2026, or earlier upon redemption or liquidation. As of March 31, 2026, the Public Warrants were listed on the Nasdaq Global Select Market (“Nasdasq”) under the symbol “MAPSW.” On April 17, 2026, the Company filed a Form 25 with the SEC to effect the delisting of the Class A Common Stock and the Public Warrants from Nasdaq and to deregister the Class A Common Stock and Public Warrants under Section 12(b) of the Exchange Act. The removal of the Class A Common Stock and the Public Warrants from Nasdaq became effective on April 24, 2026. On April 27, 2026, the Public Warrants commenced trading on the OTCID Basic Market operated by the OTC under the ticker “MAPSW”. For additional information, see Note 15, “Subsequent Events”.
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
The Company concluded the Public Warrants and Private Placement Warrants, or the Warrants, meet the definition of a derivative under ASC 815 - Derivatives and Hedging (as described in Note 2) and are recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants are remeasured as of each balance sheet date, which resulted in non-cash gain of $0.1 million for the three months ended March 31, 2026 and no gain or loss from remeasurement on the condensed consolidated statements of operations for three months ended March 31, 2025, respectively. For additional information, see Note 6, “Fair Value Measurements.”
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
Preferred Stock

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of March 31, 2026 and December 31, 2025, the noncontrolling interests owned 30.1% and 30.8% of the Units outstanding, respectively. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. During the three months ended March 31, 2025, 5 million shares of Class V Common Stock were exchanged on a one-to-one basis for shares of Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests. See condensed consolidated statement of equity for further information.
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
A summary of the Class P Unit activity for the three months ended March 31, 2026 is as follows:

Number of Units
Outstanding Class P Units, December 31, 2025	13,803,732
Cancellations	—
Exchanged for Class A Common Stock	—
Outstanding, Class P Units, March 31, 2026	13,803,732
Vested, March 31, 2026	13,803,732
As of March 31, 2026, all the outstanding Class P Units have been vested and as such, there is no remaining unrecognized stock-based compensation expense for non-vested Class P Units. The Company recorded no stock-based compensation expense for the Class P Units for the three months ended March 31, 2026 and 2025, as all Class P awards were fully vested as of the beginning of the reporting period.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
forms of stock awards to employees, directors and consultants. As of March 31, 2026, 56,199,663 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of March 31, 2026, 28,825,525 shares of Class A Common Stock are available for future issuance.
A summary of the restricted stock unit (“RSU”) activity for the three months ended March 31, 2026 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2025	7,915,966	$1.08
Granted	1,938,835	$0.77
Vested	(1,197,570)	$1.38
Forfeited	(15,721)	$2.00
Non-vested at March 31, 2026	8,641,510	$0.97
As of March 31, 2026, unrecognized stock-based compensation expense for non-vested RSUs was $7.4 million, which is expected to be recognized over a weighted-average period of 2.0 years. For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense for the RSUs of $1.1 million and $2.0 million, respectively.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the PRSU activity for the three months ended March 31, 2026 is as follows:

	Number of PRSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2025	4,342,391	$0.38
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at March 31, 2026	4,342,391	$0.38
As of March 31, 2026, the unrecognized stock-based compensation expense for non-vested PRSUs was $0.4 million, which is expected to be recognized over a weighted-average period of 0.5 years. For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense for the PRSUs of $0.2 million and $0.2 million, respectively.
The Company recorded stock-based compensation cost related to the RSUs, PRSUs, and Class P Units in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$64	$281
Product development	259	662
General and administrative	994	1,251
Total stock-based compensation expense	1,317	2,194
Amount capitalized to software development	20	263
Total stock-based compensation cost	$1,337	$2,457
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The computation of income per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three months ended March 31, 2026 and 2025 (amounts in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$1,694	$2,494
Less: net income attributable to noncontrolling interests after the Business Combination	523	847
Net income attributable to WM Technology, Inc. Class A Common Stock - basic and diluted	$1,171	$1,647
Denominator:
Weighted average of shares of Class A Common Stock outstanding - basic	110,588,979	104,041,260
Weighted average effect of dilutive securities:
Restricted stock units[1]	212,400	2,950,438
Weighted average of shares of Class A Common Stock outstanding - diluted	110,801,379	106,991,698

Net income per share of Class A Common Stock:
Net income per share of Class A Common Stock - basic	$0.01	$0.02
Net income per share of Class A Common Stock - diluted	$0.01	$0.02
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
The Company excluded the following securities from its computation of diluted shares outstanding for three months ended March 31, 2026 and 2025, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Class V Shares	47,184,402	49,319,542
Class P Units	13,803,732	13,803,732
RSUs outstanding	2,484,108	4,020,267
PRSUs outstanding	4,342,391	4,342,391
Public Warrants	12,499,973	12,499,973
Private Placement Warrants	7,000,000	7,000,000
14.     Related Party Transactions
In connection with the Business Combination, the Company paid $1.1 million in certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount of $1.1 million in 12 equal quarterly installments commencing on March 31, 2023. The promissory note bears interest at a rate of 5% per annum commencing on March 31, 2023 and maturing on December 31, 2025. In an event of default, the outstanding principal amount shall bear interest for the entire period during which the principal balance is unpaid at a rate which is equal to 10% per annum. As of March 31, 2026 and December 31, 2025, the remaining balance of the promissory note

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
receivable were nil and $0.1 million, respectively, and included in prepaid expenses and other current assets on the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, interest income on the promissory note were nil and less than $0.1 million, respectively, which is included in other income (expense), net on the condensed consolidated statements of operations.
During the three months ended March 31, 2026 and 2025, the Company reimbursed $0.1 million and nil in certain legal fees to Silver Spike Holdings, an affiliate to a member of the board of directors in connection with responding to the previously disclosed SEC investigation into the calculation, definition and reporting of the Company’s monthly active users metric, which matter was concluded in October 2024. The expense is included in general and administrative expenses on the condensed consolidated statements of operations.
15.     Subsequent Events
On April 7, 2026, the Company provided notice of its voluntary intention to delist its Class A Common Stock and Public Warrants from the Nasdaq Global Select Market (“Nasdaq”) and eventual deregistration of the Common Stock and Public Warrants under the Exchange Act. On April 17, 2026, the Company filed a Form 25 with the SEC to effect the delisting of the Class A Common Stock and the Public Warrants from Nasdaq and to deregister the Class A Common Stock and Public Warrants under Section 12(b) of the Exchange Act. The removal of the Class A Common Stock and the Public Warrants from Nasdaq became effective on April 24, 2026. On April 27, 2026 the Class A Common Stock commenced trading on the OTCQX Best Market and the Public Warrants commenced trading on the OTCID Basic Market, both operated by the OTC, under the tickers “MAPS” and “MAPSW”.
Once permitted, the Company expects to file a Form 15 with the SEC to deregister the Common Stock and the Public Warrants under the Exchange Act and suspend the Company’s duty to file any reports required under Section 13(a) and 15(d) of the Exchange Act.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of WM Technology, Inc. should be read in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the discussion under “Item 1A. Risk Factors.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and included herein and in our Annual Report on Form 10-K for the year ended December 31, 2025.
For further discussion of our products and services, growth strategy, challenges in our end-markets and competitive strengths, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the three months ended March 31, 2026 and 2025.
First Quarter 2026 Financial Highlights
•Revenues were $43.6 million as compared to $44.6 million in the prior year.
•Average monthly paying clients was 4,983, as compared to 5,179 in the prior year.
•Average monthly revenues per paying client was $2,914, as compared to $2,871 in the prior year.
•Net income was $1.7 million as compared to $2.5 million in the prior year.
•Adjusted EBITDA was $5.9 million as compared to Adjusted EBITDA of $10.1 million in the prior year.
•Cash, cash equivalents and marketable securities totaled $57.0 million as of March 31, 2026.
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
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 4,983 average monthly paying clients during the three months ended March 31, 2026, on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 8,300 active listing pages as of March 31, 2026.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain, Switzerland, and Uruguay. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of March 31, 2026, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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
Nasdaq Delisting
On April 7, 2026, we provided notice of our voluntary intention to delist our Class A common stock and warrants from the Nasdaq Global Select Market (“Nasdaq”) and eventual deregistration of the Class A common stock and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On April 17, 2026, we filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to effect the delisting of the Class A common stock and warrants from Nasdaq and to deregister the Class A common stock and public warrants under Section 12(b) of the Exchange Act. The removal of the Class A common stock and public warrants from Nasdaq became effective on April 24, 2026. On April 27, 2026 the Class A common stock commenced trading on the OTCQX Best Market and the warrants commenced trading on the OTCID Basic Market, both operated by the OTC, under the tickers “MAPS” and “MAPSW”. Once permitted, we expect to file a Form 15 with the SEC to deregister the Class A common stock and warrants under the Exchange Act and suspend our duty to file any reports required under Section 13(a) and 15(d) of the Exchange Act.
While we continue to focus on growing our comprehensive online marketplace and SaaS offerings to our business clients, following our voluntary delisting from Nasdaq, we also intend to explore unique business opportunities and additional potential revenue streams within the broader cannabis ecosystem. This may include investments, joint ventures, commercial partnerships, acquisitions and/or direct involvement in various parts of the cannabis industry, including in more nascent and disruptive emerging lines of business. While we believe these activities will provide increased strategic flexibility, exposure to attractive long-term growth opportunities, and more tailored capital allocation opportunities to ultimately create long-term value for all shareholders, they may be less likely to result in immediate or short-term financial results. Our board of directors and management team will have substantial discretion to pursue these business opportunities, which may involve longer investment horizons, evolving business models and risks that differ from those associated with our existing marketplace and SaaS offerings, and may not be immediately understood by our broader shareholder base.
Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The following table summarizes our financial performance for the three months ended March 31, 2026 compared to our financial performance for the three months ended March 31, 2025. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands, except for revenues per paying client)
Revenues	$43,558	$44,612
Net income	$1,694	$2,494
EBITDA(1)	$4,295	$5,415
Adjusted EBITDA(1)	$5,857	$10,137
Average monthly revenues per paying client(2)	$2,914	$2,871
Average monthly paying clients(3)	4,983	5,179
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
Average Monthly Revenues Per Paying Client
Average monthly revenues per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements (“Featured Listings”). We calculate this metric by dividing the average monthly revenues for any particular period by the average monthly number of paying clients in the same respective period. The increase in our average monthly revenues per paying client for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a positive mix impact from churn among clients with below-average spend levels.
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
Average monthly paying clients for the three months ended March 31, 2026 decreased 4% to 4,983 average monthly paying clients from 5,179 average monthly paying clients in the same period in 2025. The decrease in average monthly paying clients in the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to a churn in more established markets, partially offset by new client acquisitions across certain developing markets.
Non-GAAP Financial Measures
Net Income to EBITDA and Adjusted EBITDA
Our financial statements, including net income, are prepared in accordance with GAAP. For more information regarding the components within our net income, see “Components of Our Results of Operations” below.
Net income for the three months ended March 31, 2026 was $1.7 million compared to $2.5 million for the three months ended March 31, 2025. The decrease in net income was primarily due to a decrease in revenue of $1.1 million, an increase in operating expenses of $1.4 million, partially offset by an increase in other income of $1.0 million, change in fair value of warrant liability of $0.1 million and change in tax receivable agreement liability of $0.5 million.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, legal settlements and other legal costs, loss contingency, one-time asset sales, reduction in force expense, change in the TRA liability and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (the most directly comparable GAAP financial measure) to EBITDA; and from EBITDA to Adjusted EBITDA.
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

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income	$1,694	$2,494
Provision for income taxes	32	9
Depreciation and amortization expenses	3,060	3,321
Interest income	(491)	(409)
EBITDA	4,295	5,415
Stock-based compensation	1,317	2,194
Change in fair value of warrant liability	(97)	—
Sale of domain name	(1,000)	—
Legal settlements and other legal costs(1)	648	1,104
Reduction in force expense(2)	939	879
Impairment loss	—	—
Loss contingency	(245)	—
Change in tax receivable agreement liability	—	545
Adjusted EBITDA	$5,857	$10,137
1 Represents legal and advisory fees related to ongoing litigation related to shareholder derivative actions. See Note 5, “Commitments and Contingencies” to our condensed consolidated financial statements included herein.
2 Represents severance charges related to certain reduction in force actions taken by our management. These reduction in force actions are designed to enhance operational efficiency and align resources with strategic priorities in our corporate technology and marketing divisions.
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
Selling and Marketing Expenses
Selling and marketing expenses consist of salaries and benefits, stock-based compensation expense, travel expense, incentive compensation, severance and restructuring expense for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, events cost and branding, advertising costs and related software expense. Over the longer term, we expect sales and marketing expense to increase in a manner consistent with revenue growth, however, we may experience fluctuations in some periods as we enter and develop new markets or have large one-time marketing projects.
Product Development Expenses
Product development costs consist of salaries and benefits, stock-based compensation expense, travel expense, incentive compensation, severance and restructuring expense for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred. Amortization expense related to capitalized software development cost is included in depreciation, amortization and asset impairment expense in the consolidated statements of operations. We believe that continued investment in our platform is important for our growth and expect our product development expenses will increase in a manner consistent with revenue growth as our operations grow.
General and Administrative Expenses
General and administrative expenses consist primarily of payroll, benefit costs and stock-based compensation expense for our employees involved in general corporate functions including our senior leadership team as well as costs associated with the use by these functions of software and facilities and equipment, such as rent, insurance and other occupancy expenses. General and administrative expenses also include provision (recovery) for credit losses, loss contingency, legal settlements and professional and outside services related to legal and other consulting services. General and administrative expenses are primarily driven by headcount required to support our business and meet our obligations as a public company. Excluding provision for doubtful accounts and certain non recurring charges, we expect general and administrative expenses to flatten as percentage of revenue as we scale our business and leverage investments in these areas.

Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, furniture and fixtures, leasehold improvements, capitalized software development costs and amortization of intangibles. We expect depreciation and amortization expenses to flatten on an absolute basis for the foreseeable future.
Other Income (Expense), Net
Other income (expense), net consists primarily of change in fair value of warrant liability, TRA liability remeasurement, interest income earned on cash, cash equivalents and other investments and other non-operating income and expense.
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
Results of Operations
A discussion regarding our financial condition and results of operations for the three months ended March 31, 2026 compared to three months ended March 31, 2025 is presented below.
The following tables sets forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2026		2025
	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)
Revenues	$43,558	100%	$44,612	100%

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,204	5%	2,241	5%
Sales and marketing	10,302	24%	10,017	22%
Product development	8,733	20%	9,720	22%
General and administrative	19,060	44%	16,666	37%
Depreciation and amortization	3,060	7%	3,321	7%
Total operating expenses	43,359	100%	41,965	94%
Operating income	199	—%	2,647	6%
Other income (expense), net:
Change in fair value of warrant liability	97	—%	—	—%
Change in tax receivable agreement liability	—	—%	(545)	(1)%
Other income (expense)	1,430	3%	401	1%
Income before income taxes	1,726	4%	2,503	6%
Provision for income taxes	32	—%	9	—%
Net income	1,694	4%	2,494	6%
Net income attributable to noncontrolling interests	523	1%	847	2%
Net income attributable to WM Technology, Inc.	$1,171	3%	$1,647	4%

Comparison of Three Months Ended March 31, 2026 and 2025
Revenues

	Three Months Ended March 31,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Revenues	$43,558	$44,612	$(1,054)	(2)%
Revenues decreased by $1.1 million or 2% for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily due to a decrease in revenues from our Weedmaps for Business of $0.2 million and a decrease in revenues from other WM Ad solutions of $1.5 million, partially offset by an increase in revenues from our Featured Listing and WM Deal products of $0.6 million.
For the three months ended March 31, 2026, Featured Listing and WM Deal products, Weedmaps for Business and other ad solutions represented approximately 64%, 31% and 5% our total revenues, respectively.
Costs and Expenses
The following table shows our total costs and expenses:

	Three Months Ended March 31,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$2,204	$2,241	$(37)	(2)%
Sales and marketing	10,302	10,017	285	3%
Product development	8,733	9,720	(987)	(10)%
General and administrative	19,060	16,666	2,394	14%
Depreciation and amortization	3,060	3,321	(261)	(8)%
Total costs and expenses	$43,359	$41,965	$1,394	3%
Cost of Revenues
The cost of revenues for the three months ended March 31, 2026 was flat compared to the same period in 2025.
Sales and Marketing Expenses
The increase in sales and marketing expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily related to increases in advertising expense of $1.3 million and outside service expense of $0.2 million, partially offset by a decrease in personnel-related costs of $1.2 million. The decrease in personnel-related costs was primarily related to decreases in salary and wages of $0.6 million, bonus expense of $0.3 million, vacation expense of $0.2 million and stock-based compensation expense of $0.2 million, partially offset by an increase in severance expense of $0.1 million.
Product Development Expenses
The decrease in product development expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to decreases in personnel-related costs of $1.0 million and outside service expense of $0.4 million, partially offset by an increase in software expense of $0.4 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $0.3 million, bonus expense of $0.2 million, stock-based compensation expense of $0.4 million and severance expense of $0.1 million.
General and Administrative Expenses
The increase in general and administrative expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to increases in salary and wages of $0.2 million, provision for credit losses of $3.6 million as ongoing operator financial pressure continued to impact collections from certain delinquent accounts, and other expense of $0.2 million, partially offset by bonus expense of $0.1 million, vacation expense of $0.1 million, stock-based compensation expense of $0.3 million, employee benefits expense of $0.5 million, outside service expense of $0.5 million and software expense of $0.1 million.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expense for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a decrease in depreciation of $0.3 million related to capitalized software development.
Other Income (Expense), net

	Three Months Ended March 31,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$97	$—	$97	N/M
Change in tax receivable agreement liability	—	(545)	545	100%
Other income (expense)	1,430	401	1,029	(257)%
Other income (expense), net	$1,527	$(144)	$1,671	1160%
N/M - not meaningful
The increase in other income (expense), net for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to comparatively favorable changes in fair value of warrant liability of $0.1 million, changes in tax receivable agreement liability of $0.5 million, an increase in interest income of $0.1 million and an increase in other income of $1.0 million from sale of a domain name.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Provision for income taxes	$32	$9	$23	(256)%
For the three months ended March 31, 2026 and March 31, 2025, we recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on our net deferred assets. See Note 2, “Summary of Significant Accounting Policies—Income Taxes,” for further information.
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
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in thousands)
Cash, cash equivalents and marketable securities	$57,002	$62,401
Accounts receivable, net	16,863	14,619
Working capital	50,524	48,684
As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $57.0 million and $62.4 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our short-term and long-term liquidity requirements from cash, cash equivalents, marketable securities and working capital on hand at March 31, 2026, as well as from cash provided by operating activities. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
Sources of Liquidity
We primarily finance our operations and capital expenditures through cash flows generated by operations. To the extent existing cash, cash equivalents and marketable securities and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to stockholders. We may enter into investment or acquisition transactions in the future, which could require us to seek additional equity financing, incur indebtedness, or use cash resources.
Cash Flows

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(1,289)	$5,664
Net cash used in investing activities	$(13,023)	$(3,650)
Net cash used in financing activities	$(2,570)	$(705)
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
Net cash provided by operating activities is affected by changes in operating assets and liabilities, such as accounts receivable which is impacted by the timing of customer billings and related collections from our customers, accounts payable and accrued expenses which is impacted by timing of payments and accrued personnel costs which are impacted by employee performance targets and the timing of payments related to employee bonus incentives.
Net cash used by operating activities for the three months ended March 31, 2026 was $1.3 million, which resulted from net income of $1.7 million, together with net cash outflows of $10.6 million from changes in operating assets and liabilities, and non-cash items of $7.6 million, consisting of depreciation and amortization of $3.1 million, stock-based compensation of $1.3 million, amortization of right-of-use lease assets of $0.6 million, and change in the warrant liability of $0.1 million, gain on sale of domain name of $1.0 million, recovery of contract loss contingency of $0.2 million and provision for credit losses of $3.9 million. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2026 was primarily due to an increase in accounts receivable of $6.2 million, a decrease in accounts payable and accrued expenses of $4.8 million, a decrease in operating lease liabilities of $0.9 million and an increase in other assets of $0.4 million, partially offset by a decrease in prepaid expenses and other current assets of $1.2 million and an increase in deferred revenue of $0.5 million. The changes in operating assets and liabilities were mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the three months ended March 31, 2025 was $5.7 million, which resulted from net income of $2.5 million, together with net cash outflows of $3.8 million from changes in operating assets and liabilities, and non-cash items of $7.0 million, consisting of depreciation and amortization of $3.3 million, stock-based compensation of $2.2 million, amortization of right-of-use lease assets of $0.6 million and change in the TRA liability of $0.5 million and provision for credit losses of $0.3 million. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2025 were primarily due to a decrease in accounts payable and accrued expenses of $1.1 million and a decrease in operating lease liabilities of $0.9 million, an increase in prepaid expenses and other current assets of $0.6 million, a decrease in deferred revenue of $0.4 million and an increase in accounts receivables of $0.9 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.

Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $13.0 million, which resulted from $2.5 million cash paid for capital expenditures which include purchases of property and equipment and capitalized software development costs, $11.5 million cash paid to purchase securities and $1.0 million in proceeds from sale of domain name.
Net cash used in investing activities for the three months ended March 31, 2025 was $3.7 million, which resulted from $3.7 million cash paid for capital expenditures which include purchases of property and equipment and capitalized software development costs.
Net Cash Used in Financing Activities
Net cash outflows from financing activities for the three months ended March 31, 2026 was $2.6 million, which primarily consists of $2.7 million in TRA payments and $0.1 million in proceeds from collection of related party note receivable.
Net cash outflows from financing activities for three months ended March 31, 2025 was $0.7 million, which primarily consists of $0.7 million in distributions payments to members of WMH LLC.
Contractual Obligations and Commitments
We have non-cancellable contractual agreements primarily related to leases and other purchase obligations. As of March 31, 2026, future payments on our operating leases were $32.5 million. We also have minimum outstanding purchase obligations of approximately $5.2 million, due under software license agreements, of which the majority relates to the remaining period of our three-year AWS Enterprise agreement. During the year ended December 31, 2025, prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025 and 2026, we performed a review of our cloud infrastructure strategy prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025 and 2026. The lower spend identified was attributable to server management optimization and efficiencies implemented during 2024 and 2025 and discounts received on prepayments under the AWS agreement. Due to the revised forecast, we identified a probable shortfall in the minimum purchase obligation and recorded a loss contingency of $2.3 million in the year ended December 31, 2025. During the three months ended March 31, 2026, the Company conducted similar analyses, and recorded a reduction in shortfall from minimum purchase obligation of $0.2 million. As of March 31, 2026 and December 31, 2025, we had amounts due to AWS of $1.3 million and $2.3 million, respectively, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet.
As of March 31, 2026 and December 31, 2025, our TRA liability was nil and $2.7 million, respectively. We expect that the payments we will be required to make under the TRA will not be substantial, and therefore, in conjunction with the recording of a full valuation allowance on the related TRA deferred tax assets for the year ended December 31, 2022, we have also adjusted the TRA liabilities as of March 31, 2026 and December 31, 2025. We will continue to evaluate the realization of the TRA tax attributes, and in the future, we may conclude that it is more likely than not that the Company will be able to utilize the deferred tax assets that are subject to the TRA, and therefore that the TRA liability is probable of payment, and if the TRA is reinstated, the payments would be substantial. Assuming a reinstatement of the TRA liability, there are several assumptions that would be relevant in the ultimate determination of the amount of our TRA liability. For example, assuming no material changes in relevant tax law, that there are no future redemptions or exchanges to Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, the tax savings associated with acquisitions of Legacy WMH common units in the Business Combination and subsequent exchanges as of March 31, 2026, would equal approximately $165.0 million, determined as of March 31, 2026. Under this scenario, we would be required to pay certain Class A Unit holders approximately 85% of such amount, or $136.2 million, determined as of March 31, 2026. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of the Class A common stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to us over the life of the TRA and will depend on us generating sufficient taxable income to utilize the tax benefits that are subject to the TRA. Payments under the TRA are not conditioned on the TRA parties’ continued equity ownership in us or WMH LLC.
Critical Accounting Policies and Estimates
The Company had no significant changes to our critical accounting policies and estimates from those disclosed in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on March 12, 2026.

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
With the foregoing in mind, our chief executive officer and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective due to the ongoing material weaknesses in internal control over financial reporting described below.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2026, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2026, our internal control over financial reporting was not effective due to the ongoing material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of March 31, 2026, we have an ongoing entity-level material weakness that was identified in the years ended December 31, 2025, 2024 and 2023, and for which remediation efforts continued in the year ended December 31, 2026 as further described below.
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
Remediation Efforts to Address Ongoing Material Weaknesses
Our remediation efforts for material weaknesses identified in both the current and prior years are still ongoing. To date, we have taken the following actions to remediate certain aspects of the material weaknesses described above that, as of March 31, 2026, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:
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
•Commencing configuration of our new ERP system, which will replace our legacy ERP system in the fiscal year ending December 31, 2026.
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
Item 1A.    Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”) when making investment decisions regarding our securities. Except for the risk factors discussed below, we do not believe there have been any material changes to the risk factors that were disclosed in our 2025 Form 10-K.
We have voluntarily delisted from Nasdaq, and there is a limited trading volume for our securities on the OTC Markets.
On April 17, 2026, we filed a Form 25 with the SEC to effect the delisting of our Class A common stock and public warrants from Nasdaq and to deregister our Class A common stock and public warrants under Section 12(b) of the Exchange Act. The removal of our Class A common stock and public warrants from Nasdaq became effective on April 24, 2026. On April 27, 2026, the Class A common stock commenced trading on the OTCQX Best Market and the public warrants commenced trading on the OTCID Basic Market, both operated by the OTC, under the tickers “MAPS” and “MAPSW”.
There is a limited trading volume for our Class A common stock and public warrants on the OTC. As a result, relatively small trades of our Class A common stock and public warrants may have a significant impact on the price of our Class A common stock and public warrants and, therefore, may contribute to the price volatility of our Class A common stock and public warrants. Because of limited trading volume in our Class A common stock and public warrants and the price volatility of our Class A common stock and public warrants, our existing investors may be unable to sell their Class A common stock and public warrants when they desire or at the price they desire. The inability to sell their Class A common stock and public warrants in a declining market because of such illiquidity or at a price they desire may substantially increase our investors’ risk of loss.
Additionally, the delisting of our Class A common stock and public warrants from Nasdaq may have an adverse effect on institutional investor interest in holding or acquiring our Class A common stock or public warrants and otherwise reduce the number of investors willing to hold or acquire our Class A common stock or public warrants. This could negatively affect our ability to raise capital necessary to maintain operations
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

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

WM TECHNOLOGY, INC.

Date:	May 11, 2026	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2026	By:	/s/ Susan Echard
			Name:	Susan Echard
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)