Form 10-Q
period 2026-06-30
WM TECHNOLOGY, INC.
filed 2026-08-06
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of August 3, 2026, there were 112,498,797 shares of the registrant’s Class A common stock outstanding and 47,852,652 shares of Class V common stock outstanding.

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
•the possibility that trading in our Class A common stock on the OTC may be significantly less liquid and/or have greater price volatility;
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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$60,499	$62,401
Accounts receivable, net	18,780	14,619
Prepaid expenses and other current assets	5,889	7,900
Total current assets	85,168	84,920
Property and equipment, net	25,747	24,986
Goodwill	61,274	61,274
Intangible assets, net	1,235	1,510
Right-of-use assets	11,039	12,219
Other assets	6,108	5,758
Total assets	$190,571	$190,667
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$21,275	$23,962
Deferred revenue	5,809	5,499
Operating lease liabilities, current	4,222	3,922
Tax receivable agreement liability, current	—	2,658
Warrant liability, current	—	195
Total current liabilities	31,306	36,236
Operating lease liabilities, non-current	20,439	22,631
Total liabilities	51,745	58,867
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 111,833,144 shares issued and outstanding at June 30, 2026 and 109,990,343 shares issued and outstanding at December 31, 2025	11	11
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 47,852,652 shares issued and outstanding at June 30, 2026 and 47,852,652 shares issued and outstanding at December 31, 2025	5	5
Additional paid-in capital	114,526	112,076
Accumulated deficit	(51,723)	(54,917)
Total WM Technology, Inc. stockholders’ equity	62,819	57,175
Noncontrolling interests	76,007	74,625
Total stockholders’ equity	138,826	131,800
Total liabilities and stockholders’ equity	$190,571	$190,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$42,446	$44,847	$86,004	$89,459

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,524	2,280	4,728	4,521
Sales and marketing	9,441	9,378	19,783	19,468
Product development	8,658	8,860	16,999	18,232
General and administrative	16,269	19,002	35,681	35,943
Depreciation and amortization	3,202	3,458	6,262	6,779
Total costs and expenses	40,094	42,978	83,453	84,943
Operating income	2,352	1,869	2,551	4,516
Other income (expenses), net
Change in fair value of warrant liability	98	390	195	390
Change in tax receivable agreement liability	—	(545)	—	(1,090)
Other income	433	445	1,863	846
Income before income taxes	2,883	2,159	4,609	4,662
Provision for income taxes	1	—	33	9
Net income	2,882	2,159	4,576	4,653
Net income attributable to noncontrolling interests	859	732	1,382	1,579
Net income attributable to WM Technology, Inc.	$2,023	$1,427	$3,194	$3,074

Class A Common Stock:
Basic income per share	$0.02	$0.01	$0.03	$0.03
Diluted income per share	$0.02	$0.01	$0.03	$0.03

Class A Common Stock:
Weighted average basic shares outstanding	111,395,892	105,744,266	111,098,228	104,897,467
Weighted average diluted shares outstanding	111,503,133	107,922,354	111,746,887	107,347,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$2,882	$2,159	$4,576	$4,653

Other Comprehensive income:

Unrealized loss on marketable securities, net	(2)	—	—	—
Total other comprehensive income	$(2)	$—	$—	$—

Comprehensive income	2,880	2,159	4,576	4,653
Comprehensive income attributable to noncontrolling interests	859	732	1,382	1,579
Comprehensive net income attributable to WM Technology, Inc.	$2,021	$1,427	$3,194	$3,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three and Six Months Ended June 30, 2026
	Common Stock Class A		Common Stock Class V		Accumulated Other Comprehensive Income	Additional Paid-in Capital		Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2025	109,990,343	$11	47,852,652	$5	$—	$112,076		$(54,917)	$57,175	$74,625	$131,800
Stock-based compensation	—	—	—	—	—	1,337		—	1,337	—	1,337
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	1,197,271	—	—	—	—	—		—	—	—	—
Other comprehensive income (loss)	—	—	—	—	2	—	—	—	2	—	2
Net income	—	—	—	—	—	—		1,171	1,171	523	1,694
As of March 31, 2026	111,187,614	$11	47,852,652	$5	$2	$113,413		$(53,746)	$59,685	$75,148	$134,833
Stock-based compensation		—	—	—	—	1,208		—	1,208	—	1,208
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	645,530	—	—	—	—	(95)		—	(95)	—	(95)
Other comprehensive income (loss)	—	—	—	—	(2)	—		—	(2)	—	(2)
Net income	—	—	—	—	—	—		2,023	2,023	859	2,882
As of June 30, 2026	111,833,144	$11	47,852,652	$5	$—	$114,526		$(51,723)	$62,819	$76,007	$138,826

	Three and Six Months Ended June 30, 2025
	Common Stock Class A		Common Stock Class V		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2024	99,033,110	$10	54,319,542	$5	$—	$92,941	$(56,879)	$36,077	$83,990	$120,067
Stock-based compensation	—	—	—	—	—	2,457	—	2,457	—	2,457
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	711,646	—	—	—	—	(1)	—	(1)	—	(1)
Distributions	—	—	—	—	—	—	—	—	(1,301)	(1,301)
Issuance of common stock - Class A Unit exchange	5,000,000	—	(5,000,000)	—	—	7,825	—	7,825	(7,825)	—
Issuance of common stock - Class P Unit exchange	309,010	—	—	—	—	460	—	460	(460)	—
Net income	—	—	—	—	—	—	1,647	1,647	847	2,494
As of March 31, 2025	105,053,766	$10	49,319,542	$5	$—	$103,682	$(55,232)	$48,465	$75,251	$123,716
Stock-based compensation	—	—	—	—	—	2,848	—	2,848	—	2,848
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	2,172,694	1	—	—	—	(1)	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	(718)	(718)
Net Income	—	—	—	—	—	—	1,427	1,427	732	2,159
As of June 30, 2025	107,226,460	$11	49,319,542	$5	$—	$106,529	$(53,805)	$52,740	$75,265	$128,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$4,576	$4,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,262	6,779
Change in fair value of warrant liability	(195)	(390)
Change in tax receivable agreement liability	—	1,090
Amortization of right-of-use lease assets	1,180	1,290
Gain on sale of domain name	(1,000)	—
Stock-based compensation	2,523	4,818
Loss contingency	(2,205)	2,324
Other reconciling items included in net income	(119)	—
Provision for credit losses	8,030	1,082
Changes in operating assets and liabilities:
Accounts receivable	(12,192)	(2,624)
Prepaid expenses and other current assets	2,011	635
Other assets	(438)	475
Accounts payable and accrued expenses	67	(1,418)
Deferred revenue	310	(220)
Operating lease liabilities	(1,892)	(1,769)
Net cash provided by operating activities	6,918	16,725

Cash flows from investing activities
Capitalized software and expenditures	(7,274)	(6,493)
Purchase of marketable securities	(13,472)	—
Proceeds from sale of marketable securities	13,591	—
Proceeds from sale of domain name	1,000	—
Net cash used in investing activities	(6,155)	(6,493)

Cash flows from financing activities
Distributions	—	(1,916)
Proceeds from repayment of related party note	89	92
Tax receivable agreement payment	(2,659)	(1,422)
Taxes paid related to net share settlement of equity awards	(95)	(1)
Net cash used in financing activities	(2,665)	(3,247)

Net increase (decrease) in cash	(1,902)	6,985
Cash – beginning of period	62,401	51,966
Cash – end of period	$60,499	$58,951

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid during the year for:
Cash paid for income taxes	$134	$76

Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$22	$487
Accrued distribution included in accounts payable and accrued expenses	$—	$103
Capitalized assets included in accounts payable and accrued expenses	$799	$845
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
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. The condensed consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of June 30, 2026, and results of its operations and its cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and six months ended June 30, 2026 and 2025.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments that are readily convertible into cash and have original maturities of three months or less at the date of purchase. The Company had cash equivalents of $— million and $10.0 million as of June 30, 2026 and December 31, 2025, respectively. See “Investments,” below for further discussion.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $8.4 million and $4.2 million as of June 30, 2026 and December 31, 2025, respectively. The increase in the allowance was primarily driven by the aging of general customer receivables and higher credit loss estimates for certain customers, particularly in the Company’s California market. This increase was driven by a challenging operating environment for the Company’s customers, who have faced margin compression and cash flow constraints. These pressures have affected customers’ timing and ability to pay, resulting in higher days sales outstanding. Consequently, a greater portion of the Company’s accounts receivable portfolio has aged into higher delinquency buckets, leading to an increased provision for credit losses.
The Company continues to pursue a disciplined approach to accounts receivable management, including increased focus on payment plans and collection efforts. While the Company continues to support clients through a difficult operating environment, the Company also seeks to take appropriate action where payment behavior no longer supports continued service.
As of June 30, 2026 and December 31, 2025, no customer accounted for more than 10% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for credit losses:

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allowance, beginning of period	$7,034	$1,103	$4,196	$1,243
Provision for credit losses	4,091	768	8,030	1,082
Write-offs, net of recoveries	(2,726)	(233)	(3,827)	(687)
Allowance, end of period	$8,399	$1,638	$8,399	$1,638
Investments
Marketable securities
Investments in debt securities are primarily comprised of U.S. Treasury Bills, highly rated corporate bonds and municipal bonds and are classified as available-for-sale investment securities. Investments in U.S. Treasury Bills had maturities less than 90 days and as such are classified as cash and cash equivalents on the condensed consolidated balance sheet. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. The Company invests in a diversified portfolio of debt securities and limits the concentration of its investment in any particular security.
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
Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, “Investments – Equity Securities,” are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s investments in equity securities without a readily determinable fair value were $0.0 million.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value and the impairment charge is included in asset impairment charges in the accompanying condensed consolidated statements of operations. No impairment to investments in equity securities were recorded for the three and six months ended June 30, 2026 and 2025.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company assesses impairment of property and equipment when an event or change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and/or a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recognized. No impairments to property and equipment were recorded during the three and six months ended June 30, 2026 and 2025.
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
As of June 30, 2026 and December 31, 2025, the Company had $25.2 million and $24.2 million in capitalized software development costs, net, respectively which are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, the Company amortized capitalized software development costs of $3.0 million and $3.2 million, respectively. For the six months ended June 30, 2026 and 2025, the Company amortized capitalized software development costs of $5.9 million and $6.2 million, respectively. Amortization of capitalized software development costs is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.
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
In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. Changes in these inputs could materially affect the results of the impairment review. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges were recorded for the three and six months ended June 30, 2026 and 2025.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible assets impairment charges were recorded for the three and six months ended June 30, 2026 and 2025. See Note 7, “Intangible Assets,” to these condensed consolidated financial statements for additional information.

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
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows. During the three and six months ended June 30, 2026 and 2025, the Company recognized no impairment charge related to ROU assets.
Net rent expense for the three months ended June 30, 2026 and 2025 was $1.9 million and $1.3 million, respectively. Net rent expense for the six months ended June 30, 2026 and 2025 was $3.8 million and $3.2 million, respectively. Rent expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three months ended June 30, 2026 and 2025, the Company recorded rent income related to subleases of $0.0 million and $0.7 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded rent income related to subleases of $0.0 million and $0.9 million, respectively.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. The Public Warrants were publicly traded and were exercisable for cash unless certain conditions occured, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may have been cashless exercised. The Private Placement Warrants were transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants were exercisable for cash or on a cashless basis, at the holder’s option, and were non-redeemable so long as they were held by the initial purchasers or their permitted transferees. If the Private Placement Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants would cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
as the other Public Warrants. On June 16, 2026, all outstanding Public Warrants and Private Placement Warrants expired pursuant to their terms and ceased to be exercisable.
The Company evaluated the Warrants under ASC 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Warrants would have settled in cash upon the occurrence of a tender offer or exchange that involved 50% or more of the Company’s Class A equity holders. Because not all of the voting stockholders needed to participate in such tender offer or exchange to trigger the potential cash settlement and the Company did not control the occurrence of such an event, the Company concluded that the Warrants did not meet the conditions to be classified in equity. Since the Warrants met the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in change in fair value of warrant liabilities within the condensed consolidated statements of operations at each reporting date. See Note 10, “Warrant Liability,” to these condensed consolidated financial statements for additional information.
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
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (loss) on the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the TRA liability was nil and $2.7 million, respectively. For the three and six months ended June 30, 2026, the Company recognized no gain or loss related to the remeasurement of the TRA liability. For the three and six months ended June 30, 2025, the Company recognized a loss of $0.5 million and $1.1 million, respectively, related to the remeasurement of the TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. The Company’s contract with customers do not contain general rights of return. However, adjustments to the standard pricing may occur for selected customers on a case-by-case basis. Revenue reflects the transaction price, including any adjustments, that the Company expects to receive for such goods and services. Transaction price adjustments are primarily related to the Company’s Together for Equity Access and Legislation program, through which the Company provides free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. The Company provides these transaction price adjustments to license holders who were awarded special status by the state based on owner qualifications. Special status is typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by the Company on the applicable state’s website. For the three months ended June 30, 2026 and 2025, total transaction price adjustments issued were $1.5 million and $2.0 million, respectively. For the six months ended June 30, 2026 and 2025, total transaction price adjustments issued were $3.3 million and $3.8 million, respectively. For clients that pay in advance for listing and other services, the Company records deferred revenue and recognizes revenue over the applicable subscription term.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $3.8 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and $7.0 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the Company’s 401(k) plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended June 30, 2026 and 2025, the Company expensed $0.4 million and $0.5 million, respectively, and for the six months ended June 30, 2026 and 2025, the Company expensed $0.7 million and $1.2 million, respectively, related to employer contributions for the Company’s 401(k) saving plan.
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
Based on the weight of all available evidence, both positive and negative, the Company determined during the fourth quarter of 2022 that a full valuation allowance was required against its net deferred tax assets. Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of the existing deferred tax assets. Significant pieces of negative evidence evaluated were the book operating loss incurred during the year ended December 31, 2023 and fluctuation in both historical book operating results and future expectations. For the year ended December 31, 2025 and for the six months ended June 30, 2026, the Company conducted similar analyses, and determined that a full valuation allowance was still required based in a more likely than not standard. The Company’s gross deferred tax asset and corresponding full valuation allowance was approximately $186.5 million as of June 30, 2026 and $185.9 million as of December 31, 2025. Payment with respect to the TRA liability was not probable, resulting from the full valuation allowance.
The Company will continue to evaluate the realization of the TRA tax attributes, and in the future, management may conclude that it is more likely than not that the Company will be able to utilize the deferred tax assets that are subject to the TRA, and therefore that the TRA liability is probable of payment. If the TRA liability is reinstated, the payments would be substantial. Assuming a reinstatement of the TRA liability, there are several assumptions that would be relevant in the ultimate determination of the amount of our TRA liability. For example, assuming no material changes in relevant tax law, that there are no future redemptions or exchanges to Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, the tax savings associated with acquisitions of Legacy WMH common units in the Business Combination and subsequent exchanges as of June 30, 2026, would equal approximately $160.3 million, determined as of June 30, 2026. Under this scenario, we would be required to pay certain Class A Unit holders approximately 85% of such amount, or $136.2 million. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to us over the life of the TRA and will depend on us generating sufficient taxable income to utilize the tax benefits that are subject to the TRA. As of June 30, 2026, the TRA liability was nil. As of December 31, 2025, the TRA liability was $2.7 million and was paid in March 2026.
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
For the three and six months ended June 30, 2026 and 2025, the Company recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of revenue
The following table summarizes the Company’s disaggregated revenues information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Weedmaps for Business and other SaaS solutions	$13,036	$13,339	$26,481	$26,981
Featured and deal listings	26,873	27,056	54,692	54,262
Subtotal	39,909	40,395	81,173	81,243

Other ad solutions	2,537	4,452	4,831	8,216
Total revenues[1]	$42,446	$44,847	$86,004	$89,459
___________________________
1 Revenues include transaction price adjustments of $1.5 million and $2.0 million, respectively, for the three months ended June 30, 2026 and 2025 and $3.3 million and $3.8 million, respectively, for the six months ended June 30, 2026 and 2025.
Contract Liability
Deferred revenue balance as of June 30, 2026 and December 31, 2025 were $5.8 million and $5.5 million, respectively. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription offerings, as described above, and is recognized as the revenue recognition criteria are met, typically on a monthly basis. The Company generally invoices customers in advance on a monthly basis and performance obligations are satisfied over the next month. The Company generally receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the subscription period has passed. For the three months ended June 30, 2026 and 2025, the Company recorded additions to deferred revenue of $39.9 million and $41.1 million, respectively and reduction to deferred revenue related to performance obligations satisfied of $40.1 million and $40.9 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded additions to deferred revenue of $79.6 million and $82.0 million, respectively and reduction to deferred revenue related to performance obligations satisfied of $79.3 million and $82.2 million, respectively.
Substantially all of the Company’s revenue has been generated in the United States for the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2026, approximately 62% of the Company’s revenues originated in California. For the three and six months ended June 30, 2025, approximately 56% of the Company’s revenues originated in California.
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
The measure of segment assets is reported on the balance sheet as total consolidated assets. The majority of the Company’s revenue and total assets are within the United States. The CODM evaluates company-wide performance based on multiple performance measures (both GAAP and Non-GAAP measures), including, but not limited to, net income.
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$42,446	$44,847	$86,004	$89,459
Less (add):
Cost of revenues	2,524	2,280	4,728	4,521
Sales and marketing	9,441	9,378	19,783	19,468
Product development	8,658	8,860	16,999	18,232
General and administrative	16,269	19,002	35,681	35,943
Depreciation and amortization	3,202	3,458	6,262	6,779
Other non-operating expense (income), net(1)	(531)	(290)	(2,058)	(146)
Provision for income taxes	1	—	33	9
Segment net income	$2,882	$2,159	$4,576	$4,653
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
On February 12, 2026, the parties filed a notice of settlement stating that they had reached an agreement in principle to fully settle all pending claims in the action and requesting the court to not rule on the pending motions to dismiss as they were now moot. On May 14, 2026, the parties filed a joint stipulation of settlement. Under the terms of the settlement, in exchange for the release and dismissal with prejudice of all pending claims, the Company has agreed to pay $7,500,000 to resolve the dispute, to be partially funded by the Company’s insurance carriers. The Company recorded an accrued liability related to this preliminary settlement agreement which was $2.4 million as of June 30, 2026 and $2.8 million as of December 31, 2025, representing management's reasonable estimate of its settlement obligation. This accrued liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheet. The remaining approximately $5.1 million is expected to be paid by the Company’s insurance carriers.
On July 20, 2026, the court granted the motion for preliminary approval of the settlement. A hearing on final approval of the settlement is scheduled for January 11, 2027. Until then, the settlement remains subject to final approval by the court and certain other conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement.
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
On October 3, 2025, the court granted the parties’ joint stipulation to stay the Consolidated Derivative Action until resolution of the motions to dismiss the Securities Class Action discussed above. On February 17, 2026, in light of the notice of settlement in the Securities Class Action and the denial of the motions to dismiss as moot, the court ordered the parties to show cause regarding the continued stay of the Consolidated Derivative Action. On February 25, 2026, the court extended the stay to provide the parties additional time to discuss a potential resolution to the Consolidated Derivative Action, pursuant to a court-entered stipulation by the parties. On May 14, 2026, the parties informed the court they reached a settlement in principle and requested additional time to negotiate plaintiffs’ counsel’s attorneys’ fees.
On July 31, 2026, the parties filed a joint stipulation of settlement. Under the terms of the settlement, in exchange for the release and dismissal of all pending claims, the Company has agreed to certain governance reforms to resolve the dispute and the Company’s insurance carriers have agreed to pay plaintiffs’ counsel $695,000 in attorneys’ fees and costs. On July 31, 2026, Plaintiffs filed a motion for preliminary approval of the settlement. A hearing on preliminary approval of the settlement is scheduled for August 31, 2026. In the meantime, the settlement remains subject to final approval by the court and certain other conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement.
Purchase Obligations
As of June 30, 2026, the Company had minimum outstanding purchase obligations with AWS Enterprise, (“AWS”) of approximately $3.3 million for the remaining six months in 2026 due under a software license agreement that expires on December 31, 2026. The Company has an obligation to pay any shortfall if it does not meet the specified minimum purchase obligations. Under ASC 450 – Contingencies, the Company evaluated whether a loss contingency should be recognized for non-cancellable commitments that will not provide future economic benefits. During the year ended December 31, 2025, the Company performed a review of its cloud infrastructure strategy prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025 and 2026. The lower spend identified in the year ended December 31, 2025 was attributable to server management optimization and efficiencies implemented during 2024 and 2025 and discounts received on prepayments under the AWS agreement. Due to the revised forecast, the Company identified a probable shortfall in the minimum purchase obligation of approximately $2.3 million. The Company determined that the unused portion of the AWS minimum commitment obligation is not probable of being recovered through usage or other means, and as such recorded a loss contingency in the three months ended June 30, 2025 of $2.3 million.
During the three months ended June 30, 2026, the Company conducted a similar analysis, and recorded a reduction in shortfall from minimum purchase obligation of $2.0 million. The reduction to the shortfall was primarily due to an increase in spending on artificial intelligence initiatives. For the three and six months ended June 30, 2026, the Company recorded a reduction in shortfall from minimum purchase obligation of $2.0 million and $2.2 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had amounts due to AWS of $0.1 million and $2.3 million which is included in accounts payable and accrued expenses in these condensed consolidated balance sheet.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	June 30, 2026	December 31, 2025
Assets:
Cash equivalents:
Money Market	1	$—	$84
U.S. Treasury Bills	1	$—	$9,936
		$—	$10,020
Liabilities:
Warrant liability – Public Warrants(1)	1	$—	$125
Warrant liability – Private Placement Warrants(1)	3	—	70
Total warrant liability		$—	$195
1 Both the Public and Private Placement Warrants expired on June 16, 2026 and ceased to be exercisable.
Investments
Cash equivalents
As of December 31, 2025, the carrying amount of cash equivalents was equal to or approximated fair value due to their short-term nature and proximity to current market rates. Cash equivalents consist of Money market and U.S. Treasury Bills that are readily convertible into cash and have original maturities of three months or less at the date of purchase.
In June 2026, the Company liquidated its investments in U.S. Treasury Bills, highly rated corporate bonds and municipal bonds. The proceeds from these sales were primarily placed into the interest-bearing savings account included in Cash in the accompanying consolidated balance sheets. This action was taken because the incremental yield on the investments were not sufficiently higher than the rates available in the Company’s savings account.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warrant liabilities
The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$62	$36	$98	$125	$70	$195
Change in valuation inputs or other assumptions	(62)	(36)	(98)	(125)	(70)	(195)
Fair value, end of period(1)	$—	$—	$—	$—	$—	$—
1 Both the Public and Private Placement Warrants expired on June 16, 2026 and ceased to be exercisable.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$375	$210	$585	$375	$210	$585
Change in valuation inputs or other assumptions	(250)	(140)	(390)	(250)	(140)	(390)
Fair value, end of period	$125	$70	$195	$125	$70	$195
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants were classified as Level 1 financial instruments. The Public Warrants expired on June 16, 2026 and ceased to be exercisable. The fair value of the Public Warrants was nil and $0.1 million as of June 30, 2026 and December 31, 2025, respectively.
Private Placement Warrants
The estimated fair value of the Private Placement Warrants was determined with Level 3 inputs using the Black-Scholes model. The significant inputs and assumptions in this method are the stock price, exercise price, volatility, risk-free rate, and term or maturity. The underlying stock price input is the closing stock price as of each valuation date and the exercise price is the price as stated in the warrant agreement. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company. Volatility for each comparable publicly traded company is calculated as the annualized standard deviation of daily continuously compounded returns. The Black-Scholes analysis is performed in a risk-neutral framework, which requires a risk-free rate assumption based upon constant-maturity treasury yields, which are interpolated based on the remaining term of the Private Placement Warrants as of each valuation date. The Private Placement Warrants expired on June 16, 2026 and ceased to be exercisable.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at December 31, 2025:

December 31, 2025
Exercise price	$11.50
Stock price	$0.83
Volatility	170.0%
Term (years)	0.46
Risk-free interest rate	3.60%
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively. The fair value of the Private Placement Warrants was nil and $0.1 million as of June 30, 2026 and December 31, 2025, respectively. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Goodwill and Intangible Assets
Goodwill
Goodwill totaled $61.3 million as of June 30, 2026 and December 31, 2025, respectively. The Company recorded a goodwill impairment charge of $7.1 million for the year ended December 31, 2025. No goodwill impairment charges were recorded for the three and six months ended June 30, 2026 and 2025.
Intangible Assets
Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,379	$(6,226)	$1,153
Software technology	5.0	249	(237)	12
Customer relationships	8.0	170	(100)	70
Total intangible assets	14.5	$7,798	$(6,563)	$1,235

	December 31, 2025
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,373	$(5,980)	$1,393
Software technology	5.0	249	(212)	37
Customer relationships	8.0	170	(90)	80
Total intangible assets	14.5	$7,792	$(6,282)	$1,510
During the six months ended June 30, 2026, the Company sold all rights, title and interest in one of its acquired domain names for cash proceeds of $1.0 million. The domain name had a de-minimus carrying value at the date of sale. In connection with the sale, the Company recognized a gain of $1.0 million, which is included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
Amortization expense for intangible assets was $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $0.3 million and $0.3 million, respectively, for the six months ended June 30, 2026 and 2025, respectively. The estimated future amortization expense of intangible assets as of June 30, 2026 was as follows (in thousands):

Remaining period in 2026 (six months)	$269
Year ended December 31, 2027	513
Year ended December 31, 2028	144
Year ended December 31, 2029	138
Year ended December 31, 2030	93
Thereafter	78
Total	$1,235

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$378	$1,094
Prepaid marketing	481	445
Prepaid software	2,337	2,934
Other prepaid expenses and other current assets	2,693	3,427
Total	$5,889	$7,900
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
No impairment charges were recognized for the three and six months ended June 30, 2026 and 2025, related to capitalized implementation costs for a cloud computing arrangement.
9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable and other accrued liabilities(1)	$11,686	$12,999
Accrued commissions and bonuses	3,107	6,361
Accrued salaries	2,873	1,011
Accrued vacation	2,925	2,973
Other accrued employee expenses	684	618
Total	$21,275	$23,962
1 As of June 30, 2026 and December 31, 2025, the accounts payable and other accrued liabilities included $0.1 million and $2.3 million, respectively, in loss contingency due to a purchase obligation shortfall stemming from the AWS minimum commitment obligation that is not probable of being recovered through usage or other means and $2.4 million and $2.8 million, respectively, in legal settlement liabilities. See Note 5, “Commitments and Contingencies” to these consolidated financial statements for additional information.
10.     Warrant Liability
At June 30, 2026, there were no outstanding Public Warrants and Private Placement Warrants.
As part of Silver Spike’s initial public offering, 12,500,000 Public Warrants were sold. The Public Warrants entitled the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants were exercisable only for a whole number of shares of Class A Common Stock. No fractional shares were issuable upon exercise of the warrants. The Public Warrants expired at 5:00 p.m. New York City time on June 16, 2026 and ceased to be exercisable. As of March 31, 2026, the Public Warrants were listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “MAPSW.” On April 17, 2026, the Company filed a Form 25 with the SEC to effect the delisting of the Class A Common Stock and the Public Warrants from Nasdaq and to deregister the Class A Common Stock and Public Warrants under Section 12(b) of the Exchange Act. The removal of the Class A Common Stock and the Public Warrants from Nasdaq became effective on April 24, 2026. On April 27, 2026, the Public Warrants commenced trading on the OTCID Basic Market operated by the OTC under the ticker “MAPSW”. The Public Warrants ceased trading on the OTCID on June 17, 2026, upon expiration.
Simultaneously with Silver Spike’s initial public offering, Silver Spike consummated a private placement of 7,000,000 Private Placement Warrants with Silver Spike’s sponsor (“Silver Spike Sponsor”). The Private Placement Warrants expired at 5:00 p.m. New York City time on June 16, 2026 and ceased to be exercisable.
The Company concluded the Public Warrants and Private Placement Warrants, (collectively, the “Warrants”), meet the definition of a derivative under ASC 815 - Derivatives and Hedging (as described in Note 2) and are recorded as liabilities.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants were remeasured as of each balance sheet date, which resulted in non-cash gain of $0.1 million and $0.2 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively, and non-cash gain of $0.4 million and $0.4 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. See Note 6, “Fair Value Measurements” to these condensed consolidated financial statements for additional information.
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interests
The noncontrolling interest represents the Units held by holders other than the Company. As of June 30, 2026 and December 31, 2025, the noncontrolling interests owned 30.0% and 30.8% of the Units outstanding, respectively. The noncontrolling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. During the six months ended June 30, 2026, there were no exchanges of Class V Common Stock to Class A Common Stock. During the six months ended June 30, 2025, 5 million shares of Class V Common Stock were exchanged on a one-to-one basis to shares of Class A Common Stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as noncontrolling interests. See condensed consolidated statement of equity for further information.
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
Concurrently with the closing of the Business Combination, the Unit holders entered into an exchange agreement (the “Exchange Agreement”). The terms of the Exchange Agreement, among other things, provide the Unit holders (or certain permitted transferees thereof) with the right from time to time at and after 180 days following the Business Combination to exchange their vested Paired Interests for shares of Class A Common Stock on a one-for-one basis, subject to customary

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
conversion rate adjustments for stock splits, stock dividends and reclassifications, or Class P Units for shares of Class A Common Stock with a value equal to the value of such Class P Units less their participation threshold, or in each case, at the Company’s election, the cash equivalent of such shares of Class A Common Stock. There was no activity related to our Class P Units during either of the three and six months ended June 30, 2026. As of June 30, 2026, there were 13,803,732 Class P Units outstanding and all outstanding options were vested and exercisable at June 30, 2026.
As of June 30, 2026, there is no remaining unrecognized stock-based compensation expense for non-vested Class P Units. The Company recorded no stock-based compensation expense for the Class P Units for the three and six months ended June 30, 2026 and 2025, as all Class P awards were fully vested as of the beginning of the reporting period.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of June 30, 2026, 56,199,663 shares of Class A Common Stock were authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of June 30, 2026, 29,071,526 shares of Class A Common Stock were available for future issuance.
A summary of the restricted stock unit (“RSU”) activity for the six months ended June 30, 2026 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2025	7,915,966	$1.08
Granted	2,213,835	$0.76
Vested	(2,088,917)	$1.24
Forfeited	(536,722)	$0.89
Non-vested at June 30, 2026	7,504,162	$0.96
As of June 30, 2026, unrecognized stock-based compensation expense for non-vested RSUs was $6.1 million, which is expected to be recognized over a weighted-average period of 1.8 years. For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense for the RSUs of $1.0 million and $2.4 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense for the RSUs of $2.1 million and $4.4 million, respectively.
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
There was no activity for performance condition awards during the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, there were 4,342,391 in non-vested performance based PRSUs with weighted average grant date fair value of $0.38 per share. As of June 30, 2026, the unrecognized stock-based compensation expense for non-vested PRSUs was $0.1 million, which is expected to be recognized over a weighted-average period of 0.3 years. For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense for the PRSUs of $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense for the PRSUs of $0.5 million and $0.5 million, respectively.
The Company recorded stock-based compensation cost related to the RSUs, PRSUs and Class P Units in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$16	$223	$80	$504
Product development	232	621	491	1,283
General and administrative	958	1,780	1,952	3,031
Total stock-based compensation expense	1,206	2,624	2,523	4,818
Amount capitalized to software development	2	224	22	487
Total stock-based compensation cost	$1,208	$2,848	$2,545	$5,305
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The computation of income per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three and six months ended June 30, 2026 and 2025 (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$2,882	$2,159	$4,576	$4,653
Less: net income attributable to noncontrolling interests	859	732	1,382	1,579
Net income attributable to WM Technology, Inc. Class A Common Stock – basic and diluted	$2,023	$1,427	$3,194	$3,074
Denominator:
Weighted average of shares of Class A Common Stock outstanding – basic	111,395,892	105,744,266	111,098,228	104,897,467
Weighted average effect of dilutive securities:
Restricted stock units[1]	107,240	2,178,088	648,659	2,449,646
Weighted average of shares of Class A Common Stock outstanding – diluted	111,503,132	107,922,354	111,746,887	107,347,113

Net income per share of Class A Common Stock:
Net income per share of Class A Common Stock – basic	$0.02	$0.01	$0.03	$0.03
Net income per share of Class A Common Stock – diluted	$0.02	$0.01	$0.03	$0.03
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
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Class V Shares	47,184,402	49,319,542	47,184,402	49,319,542
Class P Units	13,803,732	13,803,732	13,803,732	13,803,732
RSUs outstanding	7,347,912	4,719,666	5,731,657	4,625,717
PRSUs outstanding	4,342,391	4,342,391	4,342,391	4,342,391
Public Warrants	—	12,499,973	—	12,499,973
Private Placement Warrants	—	7,000,000	—	7,000,000
14.     Related Party Transactions
In connection with the Business Combination, the Company paid $1.1 million in certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount of $1.1 million in 12 equal quarterly installments commencing on March 31, 2023. The promissory note bore interest at a rate of 5% per annum commencing on March 31, 2023 and matured on December 31, 2025. In an event of default, the outstanding principal amount bore interest for the entire period during which the principal balance was unpaid at a rate which was equal to 10% per annum. The promissory note was paid in full on January 2026. As of December 31, 2025, the remaining balance of the promissory note receivable was $0.1 million, and included in prepaid expenses and other current assets on the condensed consolidated balance sheets. For the three and six months ended June 30, 2025, interest income on the

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
promissory note was less than $0.1 million, respectively, which is included in other income (expense), net on the condensed consolidated statements of operations.
During the three and six months ended June 30, 2026, the Company reimbursed $0.1 million and $0.2 million, respectively, in certain legal fees to Silver Spike Holdings, an affiliate to a member of the board of directors in connection with responding to the previously disclosed SEC investigation into the calculation, definition and reporting of the Company’s monthly active users metric, which matter was concluded in October 2024. The expense is included in general and administrative expenses on the condensed consolidated statements of operations.

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
For further discussion of our products and services, growth strategy, challenges in our end-markets and competitive strengths, see “Item 1. Business.” Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the three and six months ended June 30, 2026 and 2025.
Second Quarter 2026 Financial Highlights
•Revenues were $42.4 million as compared to $44.8 million in the prior year.
•Average monthly paying clients was 5,040, as compared to 5,241 in the prior year.
•Average monthly revenues per paying client was $2,807, as compared to $2,852 in the prior year.
•Net income was $2.9 million as compared to $2.2 million in the prior year.
•Adjusted EBITDA was $5.0 million as compared to $11.7 million in the prior year.
•Cash and cash equivalents totaled $60.5 million as of June 30, 2026 as compared to $62.4 million as of December 31, 2025.
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
Our business primarily consists of our commerce-driven marketplace (“Weedmaps”), and our fully integrated suite of end-to-end Software-as-a-Service (“SaaS”) solutions software offering (“Weedmaps for Business”). The Weedmaps marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 5,040 average monthly paying clients during the three months ended June 30, 2026, on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple listings solutions for each business, had purchased approximately 8,100 active listing pages as of June 30, 2026.
We sell our Weedmaps for Business suite in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain, Switzerland, and Uruguay. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of June 30, 2026, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
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
Nasdaq Delisting
On April 7, 2026, we provided notice of our voluntary intention to delist our Class A common stock and warrants from the Nasdaq Global Select Market (“Nasdaq”) and eventual deregistration of the Class A common stock and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On April 17, 2026, we filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to effect the delisting of the Class A common stock and warrants from Nasdaq and to deregister the Class A common stock and public warrants under Section 12(b) of the Exchange Act. The removal of the Class A common stock and public warrants from Nasdaq became effective on April 24, 2026. On April 27, 2026 the Class A common stock commenced trading on the OTCQX Best Market and the warrants commenced trading on the OTCID Basic Market, both operated by the OTC, under the tickers “MAPS” and “MAPSW”. The warrants ceased trading on the OTCID Basic Market on June 17, 2026, following their expiration on June 16, 2026. Once permitted, we expect to file a Form 15 with the SEC to deregister the Class A common stock and warrants under the Exchange Act and suspend our duty to file any reports required under Section 13(a) and 15(d) of the Exchange Act.
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
Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The following table summarizes our financial performance for the three and six months ended June 30, 2026 compared to our financial performance for the same periods in 2025. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands, except for revenues per paying client)
Revenues	$42,446	$44,847	$86,004	$89,459
Net income	$2,882	$2,159	$4,576	$4,653
EBITDA(1)	$5,614	$5,186	$9,909	$10,601
Adjusted EBITDA(1)	$4,967	$11,725	$10,824	$21,862
Average monthly revenues per paying client(2)	$2,807	$2,852	$2,860	$2,862
Average monthly paying clients(3)	5,040	5,241	5,012	5,210
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
Average Monthly Revenues Per Paying Client
Average monthly revenues per paying client measures how much clients, for the period of measurement, are willing to pay us for our subscription and additional offerings and the efficiency of the bid-auction process for our featured listings placements (“Featured Listings”). We calculate this metric by dividing the average monthly revenues for any particular period by the average monthly number of paying clients in the same respective period. The decrease in our average monthly revenues per paying client for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily due to spend declines in established markets driven by continued industry challenges, such as price deflation and ongoing consolidation, partially offset by a positive mixed impact from churn among clients with below-average spend levels.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average monthly revenues per paying client	$2,807	$2,852	$2,860	$2,862
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
Average monthly paying clients for the three months ended June 30, 2026 decreased 4% to 5,040 average monthly paying clients from 5,241 average monthly paying clients in the same period in 2025. Average monthly paying clients for the six months ended June 30, 2026 decreased 4% to 5,012 average monthly paying clients from 5,210 average monthly paying clients in the same period in 2025. The decrease in average monthly paying clients compared to the same periods in 2025 were primarily due to a churn in more established markets, partially offset by new client acquisitions across certain developing markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average monthly paying clients	5,040	5,241	5,012	5,210
Non-GAAP Financial Measures
Net Income to EBITDA and Adjusted EBITDA
Our financial statements, including net income, are prepared in accordance with GAAP. For more information regarding the components within our net income, see “Components of Our Results of Operations” below.
Net income for the three months ended June 30, 2026 and 2025 was $2.9 million and $2.2 million, respectively. The increase in net income was primarily due to a decrease in total costs and expenses of $2.9 million and change in tax receivable agreement (“TRA”) liability of $0.5 million, partially offset by a decrease in revenue of $2.4 million and change in fair value of warrant liability of $0.3 million.
Net income for the six months ended June 30, 2026 was $4.6 million compared with a net income for the six months ended June 30, 2025 of $4.7 million. The changes in net income were primarily due to a decrease in total costs and expenses of $1.5 million, change in TRA liability of $1.1 million and an increase in other income, net of $1.0 million, partially offset by a decrease in revenue of $3.5 million and change in fair value of warrant liability of $0.2 million.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, legal settlements and other legal costs, reduction in force (recovery) expense, loss contingency, one-time sale of domain, change in the TRA liability and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (the most directly comparable GAAP financial measure) to EBITDA; and from EBITDA to Adjusted EBITDA.
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
A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$2,882	$2,159	$4,576	$4,653
Provision for income taxes	1	—	33	9
Depreciation and amortization expenses	3,202	3,458	6,262	6,779
Interest income	(471)	(431)	(962)	(840)
EBITDA	5,614	5,186	9,909	10,601
Stock-based compensation	1,206	2,624	2,523	4,818
Change in fair value of warrant liability	(98)	(390)	(195)	(390)
Legal settlements and other legal costs(1)	263	1,436	911	2,540
Reduction in force (recovery) expense(2)	(58)	—	881	879
Sale of domain	—	—	(1,000)	—
Loss contingency	(1,960)	2,324	(2,205)	2,324
Change in tax receivable agreement liability	—	545	—	1,090
Adjusted EBITDA	$4,967	$11,725	$10,824	$21,862
1    Represents legal and advisory fees related to ongoing litigation related to shareholder derivative actions. See Note 5, “Commitments and Contingencies” to our condensed consolidated financial statements included herein.
2    Represents severance charges (recovery) related to certain reduction in force actions taken by our management. These reduction in force actions are designed to enhance operational efficiency and align resources with strategic priorities in our corporate technology and marketing divisions.
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
Results of Operations
A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2026 compared with the same periods in 2025 is presented below.
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenues	$42,446	$44,847	$86,004	$89,459

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,524	2,280	4,728	4,521
Sales and marketing	9,441	9,378	19,783	19,468
Product development	8,658	8,860	16,999	18,232
General and administrative	16,269	19,002	35,681	35,943
Depreciation and amortization	3,202	3,458	6,262	6,779
Total costs and expenses	40,094	42,978	83,453	84,943
Operating income	2,352	1,869	2,551	4,516
Other income (expense), net:
Change in fair value of warrant liability	98	390	195	390
Change in tax receivable agreement liability	—	(545)	—	(1,090)
Other income	433	445	1,863	846
Income before income taxes	2,883	2,159	4,609	4,662
Provision for income taxes	1	—	33	9
Net income	2,882	2,159	4,576	4,653
Net income attributable to noncontrolling interests	859	732	1,382	1,579
Net income attributable to WM Technology, Inc.	$2,023	$1,427	$3,194	$3,074

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6%	5%	5%	5%
Sales and marketing	22%	21%	23%	22%
Product development	20%	20%	20%	20%
General and administrative	38%	42%	41%	40%
Depreciation and amortization	8%	8%	7%	8%
Total costs and expenses	94%	96%	97%	95%
Operating income	6%	4%	3%	5%
Other income (expense), net:
Change in fair value of warrant liability	0%	1%	0%	0%
Change in tax receivable agreement liability	—%	(1)%	0%	(1)%
Other income	1%	1%	2%	1%
Income before income taxes	7%	5%	5%	5%
Provision for income taxes	0%	0%	0%	0%
Net income	7%	5%	5%	5%
Net income attributable to noncontrolling interests	2%	2%	2%	2%
Net income attributable to WM Technology, Inc.	5%	3%	4%	3%

Comparison of Three Months Ended June 30, 2026 and 2025
Revenues

	Three Months Ended June 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Revenues	$42,446	$44,847	$(2,401)	(5)%
Revenues decreased by $2.4 million or 5% for the three months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to decreases in revenues from our Weedmaps for Business and other SaaS solutions of $0.3 million, our Featured Listing and WM Deal products of $0.2 million and our other ad solutions of $1.9 million, reflecting a challenging operating environment for certain of our customers who have faced margin compression and cash flow constraints affecting their spending.
For the three months ended June 30, 2026, Featured Listing and WM Deal products, Weedmaps for Business and other SaaS solution, and other ad solutions represented approximately 63%, 31% and 6% of our total revenues, respectively.
Costs and Expenses
The following table shows our total costs and expenses:

	Three Months Ended June 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$2,524	$2,280	$244	11%
Sales and marketing	9,441	9,378	63	1%
Product development	8,658	8,860	(202)	(2)%
General and administrative	16,269	19,002	(2,733)	(14)%
Depreciation and amortization	3,202	3,458	(256)	(7)%
Total costs and expenses	$40,094	$42,978	$(2,884)	(7)%
Cost of Revenues
The increase in cost of revenues for the three months ended June 30, 2026 compared to the same period in 2025 was primarily related to an increase in server expense of $0.3 million partially offset by a decrease in merchant expense of $0.1 million.
Sales and Marketing Expenses
The increase in sales and marketing expenses for the three months ended June 30, 2026 compared to the same period in 2025 was primarily related to increases in advertising expense of $2.1 million, outside service expense of $0.1 million and software expense of $0.1 million, partially offset by a decrease in personnel-related costs of $2.2 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $1.3 million, bonus expense of $0.7 million, vacation expense of $0.1 million, payroll tax expense of $0.1 million and stock-based compensation expense of $0.2 million, partially offset by an increase in severance expense of $0.2 million.
Product Development Expenses
The decrease in product development expenses for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to decreases in outside service expense of $0.3 million, software expense of $0.2 million and stock-based compensation expense of $0.4 million, partially offset by an increase in AI related expense of $0.7 million.
General and Administrative Expenses
The decrease in general and administrative expenses for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to decreases in outside service expense of $1.7 million, other expense of $4.2 million, stock-based compensation expense of $0.8 million and employee benefit expense of $0.2 million, partially offset by increases in salaries and wages of $0.3 million, bonus expense of $0.1 million, provision for credit losses of $3.3 million,and rent and facilities expense of $0.5 million. The decrease in other expense was primarily due to $2.0 million in loss contingency reversal related to the shortfall under the AWS minimum commitment obligation. See Note 5, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for additional information.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expense for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to a decrease in depreciation of $0.3 million related to capitalized software development.
Other Income (Expense), net

	Three Months Ended June 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$98	$390	$(292)	(75)%
Change in tax receivable agreement liability	—	(545)	545	(100)%
Other income	433	445	(12)	3%
Other income (expense), net	$531	$290	$241	83%
The increase in other income (expense), net for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to TRA liability of $0.5 million, partially offset by changes in fair value of warrant liability of $0.3 million.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Provision for income taxes	$1	$—	$1	N/M
N/M - not meaningful
For the three months ended June 30, 2026 and 2025, we recorded de minimis amounts in income tax provisions due to the impact of the full valuation allowance on our net deferred assets. See Note 2, “Summary of Significant Accounting Policies—Income Taxes,” to the condensed consolidated financial statements included in this Quarterly Report for further information.
Comparison of Six Months Ended June 30, 2026 and 2025
Revenues

	Six Months Ended June 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Revenues	$86,004	$89,459	$(3,455)	(4)%
Revenues decreased by $3.5 million, or 4%, for the six months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to decreases in revenues from our Weedmaps for Business and other SaaS solutions of $0.5 million and other ad solutions of $3.4 million, partially offset by an increase in revenues from our Featured Listing and WM Deal products of $0.4 million. For the six months ended June 30, 2026, Featured Listing and WM Deal products, Weedmaps for

Business and other SaaS solution, and other ad solutions represented approximately 63%, 31% and 6% of our total revenues, respectively.
Costs and Expenses
The following table shows our total costs and expenses:

	Six Months Ended June 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$4,728	$4,521	$207	5%
Sales and marketing	19,783	19,468	315	2%
Product development	16,999	18,232	(1,233)	(7)%
General and administrative	35,681	35,943	(262)	(1)%
Depreciation and amortization	6,262	6,779	(517)	(8)%
Total costs and expenses	$83,453	$84,943	$(1,490)	(2)%
Cost of Revenues
The increase in cost of revenues for the six months ended June 30, 2026 compared to the same period in 2025 was primarily related to an increase in server expense of $0.5 million partially offset by a decrease in merchant expense of $0.3 million.
Sales and Marketing Expenses
The increase in sales and marketing expenses for the six months ended June 30, 2026 compared to the same period in 2025 was primarily related to increases in advertising expense of $3.3 million and outside service expense of $0.3 million, partially offset by a decrease in personnel-related costs of $3.3 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $1.9 million, bonus expense of $0.9 million, vacation expense of $0.2 million, payroll tax expense of $0.2 million and stock-based compensation expense of $0.4 million, partially offset by an increase in severance expense of $0.3 million.
Product Development Expenses
The decrease in product development expenses for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to decreases in salaries and wages of $0.3 million, bonus expense of $0.3 million, stock-based compensation expense of $0.8 million, severance expense of $0.2 million and outside service expense of $0.6 million, partially offset by increases in AI related expense of $0.8 million and other expense of $0.1 million.
General and Administrative Expenses
The decrease in general and administrative expenses for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to decreases in personnel-related cost of $1.2 million, outside service expense of $2.3 million, other expense of $4.0 million, partially offset by increases in provision for credit losses of $6.9 million and rent and facilities expense of $0.5 million. The decrease in personnel-related cost was primarily due to decreases stock-based compensation expense of $1.1 million, vacation expense of $0.1 million and employee benefit expense of $0.8 million, partially offset by increases in salaries and wages of $0.5 million, bonus expense of $0.1 million, payroll tax expense of $0.1 million and severance expense of $0.1 million. The decrease in other expense was primarily due to $2.0 million in loss contingency reversal related to the shortfall under the AWS minimum commitment obligation. See Note 5, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for additional information.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expense for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to a decrease in depreciation of $0.5 million related to capitalized software development.

Other Income (Expense), net

	Six Months Ended June 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$195	$390	(195)	(50)%
Change in tax receivable agreement liability	—	(1,090)	1,090	(100)%
Other income	1,863	846	1,017	120%
Other income (expense), net	$2,058	$146	$1,912	1310%
The increase in other income (expense), net was primarily due to the change in TRA liability of $1.1 million and an increase in other income of $1.0 million from sale of a domain name, partially offset by changes in fair value of warrant liability of $0.2 million.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Provision for income taxes	$33	$9	$24	267%
For the six months ended June 30, 2026 and 2025, we recorded de minimis amounts in income tax provisions due to the impact of the full valuation allowance on our net deferred assets. See Note 2, “Summary of Significant Accounting Policies—Income Taxes,” to the condensed consolidated financial statements included in this Quarterly Report for further information.
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
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$60,499	$62,401
Accounts receivable, net	$18,780	$14,619
Working capital	$53,862	$48,684
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $60.5 million and $62.4 million, respectively. Our funds are being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations. We expect to fund our short-term and long-term liquidity requirements from cash and working capital on hand at June 30, 2026, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
Sources of Liquidity
We primarily finance our operations and capital expenditures through cash flows generated by operations. To the extent existing cash and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to stockholders. We may enter into investment or acquisition transactions in the future, which could require us to seek additional equity financing, incur indebtedness, or use cash resources.
Cash Flows

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$6,918	$16,725
Net cash used in investing activities	$(6,155)	$(6,493)
Net cash used in financing activities	$(2,665)	$(3,247)
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
Net cash provided by operating activities decreased $9.8 million in the six months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to a $4.2 million increase in accounts receivable, net. This increase was driven by a challenging operating environment for our customers, who have faced margin compression and cash flow constraints. These pressures have affected customers’ timing and ability to pay, resulting in higher days sales outstanding. Consequently, a greater portion of our accounts receivable portfolio has aged into higher delinquency buckets, leading to an increased provision for credit losses.
We recorded provision for credit losses of $8.0 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by the aging of general customer receivables and higher credit loss estimates for certain customers, particularly in our California market.
We continue to maintain a disciplined approach to accounts receivable management, with increased emphasis on payment plans and collection efforts. While we remain supportive of clients navigating this difficult environment, we are also taking appropriate actions, including discontinuation of service, where payment behavior no longer warrants continued support.
This challenging operating environment persisted throughout 2025 and the first six months of 2026 and is now having a more pronounced impact on our cash flows in 2026 compared to 2025. We expect these conditions to persist; however, the duration and ultimate impact of these conditions are difficult to predict given the evolving regulatory environment and ongoing market challenges in the cannabis industry.
Net cash provided by operating activities for the six months ended June 30, 2026 was $6.9 million, which resulted from a net income of $4.6 million, together with net cash outflows of $12.1 million from changes in operating assets and liabilities, and non-cash items of $14.5 million, consisting of depreciation and amortization of $6.3 million, amortization of right-of-use lease assets of $1.2 million, stock-based compensation of $2.5 million, and provision for credit losses, net of recoveries of $8.0 million, partially offset by fair value of warrant liability of $0.2 million, gain on sale of domain name of $1.0 million, recovery of contract loss contingency of $2.2 million and other reconciling items of $0.1 million. Net cash outflows from changes in operating assets and liabilities was primarily due to an increase in accounts receivable of $12.2 million, an increase in other assets of $0.4 million and a decrease in operating lease liabilities of $1.9 million, partially offset by a decrease in prepaid expenses and other current assets of $2.0 million, an increase in accounts payable and accrued expenses of $0.1 million and an increase in deferred revenue of $0.3 million. Aside from the impacts related to the accounts receivable, net and provision for credit loss described above, the changes in our operating assets and liabilities were mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the six months ended June 30, 2025 was $16.7 million, which resulted from net income of $4.7 million, together with net cash outflows of $4.9 million from changes in operating assets and liabilities, and non-cash items of $17.0 million, consisting of depreciation and amortization of $6.8 million, change in TRA liability of $1.1 million, amortization of right-of-use lease assets of $1.3 million and stock-based compensation of $4.8 million, loss contingency of $2.3 million and provision for credit losses, net of recoveries of $1.1 million, partially offset by fair value of warrant liability of $0.4 million. Net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivables of $2.6 million, a decrease in accounts payables and accrued expenses of $1.4 million, a decrease in deferred revenue of $0.2 million and a decrease in operating lease liabilities of $1.8 million, partially offset by a decrease in prepaid expenses and other current assets of $0.6 million and a decrease in other assets of $0.5 million. The changes in operating assets and liabilities were mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $6.2 million, which resulted from $7.3 million cash paid for capital expenditures which included purchases of property and equipment, including certain capitalized software development costs, $13.5 million in cash paid to purchase securities, $13.6 million in proceeds from sale of marketable securities and $1.0 million in proceeds from sale of domain name.
Net cash used in investing activities for the six months ended June 30, 2025 was $6.5 million, which resulted from $6.5 million cash paid for capital expenditures which included purchases of property and equipment, including certain capitalized software development costs.
Net Cash Used in Financing Activities
Net cash outflows from financing activities for the six months ended June 30, 2026 was $2.7 million, which primarily consisted of $2.7 million in TRA payments, $0.1 million in tax paid related to settlement of equity awards and $0.1 million in proceeds from collection of related party note receivable.
Net cash outflows from financing activities for six months ended June 30, 2025 was $3.2 million, which primarily consisted of $1.9 million in distributions payments to members of WMH LLC, $1.4 million in TRA payments and $0.1 million in proceeds from collection of related party note receivable.
Contractual Obligations and Commitments
We have non-cancellable contractual agreements primarily related to leases and other purchase obligations. As of June 30, 2026, future payments on our operating leases were $30.9 million. We also have minimum outstanding purchase obligations of approximately $3.3 million, due under software license agreements, of which the majority relates to the remaining period of our three-year AWS Enterprise agreement.
During the year ended December 31, 2025, we performed a review of our cloud infrastructure strategy prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025 and 2026. The lower spend identified in the year ended December 31, 2025 was attributable to server management optimization and efficiencies implemented during 2024 and 2025 and discounts received on prepayments under the AWS agreement. Due to the revised forecast, we identified a probable shortfall in the minimum purchase obligation of approximately $2.3 million. We determined that the unused portion of the AWS minimum commitment obligation is not probable of being recovered through usage or other means, and as such recorded a loss contingency in the three months ended June 30, 2025 of $2.3 million. During the three months ended June 30, 2026, we conducted a similar analysis, and recorded a reduction in shortfall from minimum purchase obligation of $2.0 million. The reduction to the shortfall was primarily due to an increase in spending on artificial intelligence initiatives. As of June 30, 2026 and December 31, 2025, we had amounts due to AWS of $0.1 million and $2.3 million, respectively, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet.
As of June 30, 2026 and December 31, 2025, our TRA liability was nil and $2.7 million, respectively. We expect that the payments we will be required to make under the TRA will not be substantial, and therefore, in conjunction with the recording of a full valuation allowance on the related TRA deferred tax assets for the year ended December 31, 2022, we have also adjusted the TRA liabilities as of June 30, 2026 and December 31, 2025. We will continue to evaluate the realization of the TRA tax attributes, and in the future, we may conclude that it is more likely than not that we will be able to utilize the deferred tax assets that are subject to the TRA, and therefore that the TRA liability is probable of payment, and if the TRA is reinstated, the payments would be substantial. Assuming a reinstatement of the TRA liability, there are several assumptions that would be relevant in the ultimate determination of the amount of our TRA liability. For example, assuming no material changes in relevant tax law, that there are no future redemptions or exchanges to Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, the tax savings associated with acquisitions of Legacy WMH common units in the Business Combination and subsequent exchanges as of June 30, 2026, would equal approximately $160.3 million, determined as of June 30, 2026. Under this scenario, we would be required to pay certain Class A Unit holders approximately 85% of such amount, or $136.2 million, determined as of June 30, 2026. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of the Class A common stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to us over the life of the TRA and will depend on us generating sufficient taxable income to utilize the tax benefits that are subject to the TRA. Payments under the TRA are not conditioned on the TRA parties’ continued equity ownership in us or WMH LLC.
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
With the foregoing in mind, our chief executive officer and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective due to the ongoing material weaknesses in internal control over financial reporting described below.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2026, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2026, our internal control over financial reporting was not effective due to the ongoing material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of June 30, 2026, we have an ongoing entity-level material weakness that was identified in the years ended December 31, 2025, 2024 and 2023, and for which remediation efforts continued in the year ended December 31, 2026 as further described below.
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
Remediation Efforts to Address Ongoing Material Weaknesses
Our remediation efforts for material weaknesses identified in both the current and prior years are still ongoing. To date, we have taken the following actions to remediate certain aspects of the material weaknesses described above that, as of June 30, 2026, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:
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
Item 1A.    Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”) and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K when making investment decisions regarding our securities. Except for the risk factors discussed below, we do not believe there have been any material changes to the risk factors that were disclosed in our 2025 Form 10-K.
We have voluntarily delisted from Nasdaq, and there is a limited trading volume for our securities on the OTC Markets.
On April 17, 2026, we filed a Form 25 with the SEC to effect the delisting of our Class A common stock and public warrants from Nasdaq and to deregister our Class A common stock and public warrants under Section 12(b) of the Exchange Act. The removal of our Class A common stock and public warrants from Nasdaq became effective on April 24, 2026. On April 27, 2026, the Class A common stock commenced trading on the OTCQX Best Market and the public warrants commenced trading on the OTCID Basic Market, both operated by the OTC, under the tickers “MAPS” and “MAPSW”. The public warrants ceased trading on the OTCID Basic Market on June 17, 2026, following their expiration on June 16, 2026.
There is a limited trading volume for our Class A common stock on the OTC. As a result, relatively small trades of our Class A common stock may have a significant impact on the price of our Class A common stock and, therefore, may contribute to the price volatility of our Class A common stock. Because of limited trading volume in our Class A common stock and the price volatility of our Class A common stock, our existing investors may be unable to sell their Class A common stock when they desire or at the price they desire. The inability to sell their Class A common stock in a declining market because of such illiquidity or at a price they desire may substantially increase our investors’ risk of loss.
Additionally, the delisting of our Class A common stock from Nasdaq may have an adverse effect on institutional investor interest in holding or acquiring our Class A common stock and otherwise reduce the number of investors willing to hold or acquire our Class A common stock. This could negatively affect our ability to raise capital necessary to maintain operations.
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

WM TECHNOLOGY, INC.

Date:	August 6, 2026	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Susan Echard
			Name:	Susan Echard
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)