Form 10-Q
period 2026-09-30
WM TECHNOLOGY, INC.
filed 2026-11-09
CIK 1779474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 30, 2026, there were 113,199,207 shares of the registrant’s Class A common stock outstanding and 47,852,652 shares of Class V common stock outstanding.

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
•the anticipated benefits of our reduction in force completed during the third quarter of 2026;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, filed with the SEC on May 11, 2026 and August 6, 2026. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I - Financial Information
Item 1.    Financial Statements
WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$50,988	$62,401
Accounts receivable, net	16,088	14,619
Prepaid expenses and other current assets	6,150	7,900
Total current assets	73,226	84,920
Property and equipment, net	25,830	24,986
Goodwill	61,274	61,274
Intangible assets, net	1,094	1,510
Right-of-use assets	10,443	12,219
Other assets	6,101	5,758
Total assets	$177,968	$190,667
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$15,409	$23,962
Deferred revenue	4,830	5,499
Operating lease liabilities, current	4,378	3,922
Tax receivable agreement liability, current	—	2,658
Warrant liability, current	—	195
Total current liabilities	24,617	36,236
Operating lease liabilities, non-current	19,282	22,631
Total liabilities	43,899	58,867
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred Stock - $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A Common Stock - $0.0001 par value; 1,500,000,000 shares authorized; 113,199,207 shares issued and outstanding at September 30, 2026 and 109,990,343 shares issued and outstanding at December 31, 2025	11	11
Class V Common Stock - $0.0001 par value; 500,000,000 shares authorized, 47,852,652 shares issued and outstanding at September 30, 2026 and 47,852,652 shares issued and outstanding at December 31, 2025	5	5
Additional paid-in capital	115,681	112,076
Accumulated other comprehensive loss	(13)	—
Accumulated deficit	(55,887)	(54,917)
Total WM Technology, Inc. stockholders’ equity	59,797	57,175
Non-controlling interests	74,272	74,625
Total stockholders’ equity	134,069	131,800
Total liabilities and stockholders’ equity	$177,968	$190,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$38,482	$42,176	$124,486	$131,635

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,269	2,118	6,997	6,639
Sales and marketing	12,923	11,282	32,706	30,750
Product development	8,007	8,131	25,006	26,363
General and administrative	18,137	15,618	53,818	51,561
Depreciation and amortization	3,503	3,068	9,765	9,847
Total costs and expenses	44,839	40,217	128,292	125,160
Operating income (loss)	(6,357)	1,959	(3,806)	6,475
Other income (expenses), net
Change in fair value of warrant liability	—	(390)	195	—
Change in tax receivable agreement liability	—	1,550	—	460
Other income	465	535	2,328	1,381
Income (loss) before income taxes	(5,892)	3,654	(1,283)	8,316
Provision for income taxes	7	13	40	22
Net income (loss)	(5,899)	3,641	(1,323)	8,294
Net income (loss) attributable to non-controlling interests	(1,735)	1,181	(353)	2,760
Net income (loss) attributable to WM Technology, Inc.	$(4,164)	$2,460	$(970)	$5,534

Class A Common Stock:
Basic income (loss) per share	$(0.04)	$0.02	$(0.01)	$0.05
Diluted income (loss) per share	$(0.04)	$0.02	$(0.01)	$0.05

Class A Common Stock:
Weighted average basic shares outstanding	112,174,531	107,569,086	111,687,280	105,797,793
Weighted average diluted shares outstanding	112,174,531	109,112,744	111,687,280	108,144,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss)	(5,899)	3,641	(1,323)	8,294

Other Comprehensive income (loss):

Unrealized loss on currency, net	(13)	—	(13)	—
Total other comprehensive loss	$(13)	$—	$(13)	$—

Comprehensive income (loss)	(5,912)	3,641	(1,336)	8,294
Comprehensive income (loss) attributable to noncontrolling interests	(1,735)	1,181	(353)	2,760
Comprehensive net income (loss) attributable to WM Technology, Inc.	$(4,177)	$2,460	$(983)	$5,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)

	Three and Nine Months Ended September 30, 2026
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2025	109,990,343	$11	47,852,652	$5	$112,076	$—	$(54,917)	$57,175	$74,625	$131,800
Stock-based compensation	—	—	—	—	1,337	—	—	1,337	—	1,337
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	1,197,271	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2	—	2	—	2
Net income	—	—	—	—	—	—	1,171	1,171	523	1,694
As of March 31, 2026	111,187,614	$11	47,852,652	$5	$113,413	$2	$(53,746)	$59,685	$75,148	$134,833
Stock-based compensation		—	—	—	1,208	—	—	1,208	—	1,208
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	645,530	—	—	—	(95)	—	—	(95)	—	(95)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)	—	(2)
Net income	—	—	—	—	—	—	2,023	2,023	859	2,882
As of June 30, 2026	111,833,144	$11	47,852,652	$5	$114,526	$—	$(51,723)	$62,819	$76,007	$138,826
Stock-based compensation		—	—	—	1,273	—	—	1,273	—	1,273
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	1,366,063	—	—	—	(118)	—	—	(118)	—	(118)
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(4,164)	(4,164)	(1,735)	(5,899)
As of September 30, 2026	113,199,207	$11	47,852,652	$5	$115,681	$(13)	$(55,887)	$59,797	$74,272	$134,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except for share data)
(Continued)

	Three and Nine Months Ended September 30, 2025
	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total WM Technology, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
As of December 31, 2024	99,033,110	$10	54,319,542	$5	$92,941	$—	$(56,879)	$36,077	$83,990	$120,067
Stock-based compensation	—	—	—	—	2,457	—	—	2,457	—	2,457
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	711,646	—	—	—	(1)	—	—	(1)	—	(1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,301)	(1,301)
Issuance of common stock - Class A Unit exchange	5,000,000	—	(5,000,000)	—	7,825	—	—	7,825	(7,825)	—
Issuance of common stock - Class P Unit exchange	309,010	—	—	—	460	—	—	460	(460)	—
Net income	—	—	—	—	—	—	1,647	1,647	847	2,494
As of March 31, 2025	105,053,766	$10	49,319,542	$5	$103,682	$—	$(55,232)	$48,465	$75,251	$123,716
Stock-based compensation		—	—	—	2,848	—	—	2,848	—	2,848
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	2,172,694	1	—	—	(1)	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(718)	(718)
Net income	—	—	—	—	—	—	1,427	1,427	732	2,159
As of June 30, 2025	107,226,460	$11	49,319,542	$5	$106,529	$—	$(53,805)	$52,740	$75,265	$128,005
Stock-based compensation		—	—	—	1,709	—	—	1,709	—	1,709
Issuance of common stock - vesting of restricted stock units, net of shares withheld for taxes	670,673	—	—	—	(1)	—	—	(1)	—	(1)
Distributions adjustments to non-controlling interests	—	—	—	—	—	—	—	—	2,004	2,004
Net income	—	—	—	—	—	—	2,460	2,460	1,181	3,641
As of September 30, 2025	107,897,133	$11	49,319,542	$5	$108,237	$—	$(51,345)	$56,908	$78,450	$135,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(1,323)	$8,294
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,765	9,847
Change in fair value of warrant liability	(195)	—
Change in tax receivable agreement liability	—	(460)
Amortization of right-of-use lease assets	1,776	1,894
Gain on sale of domain name	(1,000)	—
Stock-based compensation	3,796	6,369
Loss contingency	(2,324)	2,324
Provision for credit losses	13,005	2,618
Other reconciling items included in net income	(132)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,475)	(3,268)
Prepaid expenses and other current assets	1,750	(798)
Other assets	(431)	450
Accounts payable and accrued expenses	(5,593)	(1,154)
Deferred revenue	(669)	(319)
Operating lease liabilities	(2,893)	(2,655)
Net cash provided by operating activities	1,057	23,142

Cash flows from investing activities
Capitalized software and expenditures	(10,807)	(9,359)
Purchase of marketable securities	(13,472)	—
Proceeds from sale of marketable securities	13,591	—
Proceeds from sale of domain name	1,000	—
Net cash used in investing activities	(9,688)	(9,359)

Cash flows from financing activities
Distributions to non-controlling interests	—	(1,916)
Proceeds from repayment of related party note	89	183
Tax receivable agreement payment	(2,659)	(1,422)
Taxes paid related to net share settlement of equity awards	(212)	(3)
Net cash used in financing activities	(2,782)	(3,158)

Net increase (decrease) in cash	(11,413)	10,625
Cash – beginning of period	62,401	51,966
Cash – end of period	$50,988	$62,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid during the year for:
Cash paid for income taxes	$136	$76

Supplemental disclosures of noncash investing and financing activities
Stock-based compensation capitalized for software development	$22	$645
Accrued distribution included in accounts payable and accrued expenses	$—	$—
Capitalized assets included in accounts payable and accrued expenses	$711	$1,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business and Organization
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. (the “Company”) operates a leading online cannabis marketplace for consumers together with a comprehensive set of commerce and compliant advertising solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the U.S. states and U.S. territories legalized cannabis markets. The Company’s comprehensive business-to-consumer and business-to-business suite of products affords cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
The Company’s principal business is the operation of Weedmaps, one of the cannabis industry’s leading consumer marketplaces ("Weedmaps Marketplace"), which is integrated with a suite of advertising solutions to allow cannabis retailers and brands to connect with their local communities. The Weedmaps Marketplace provides cannabis consumers with information regarding cannabis retailers and brands and aggregates data from a variety of sources, including retailer point-of-sale solutions (“POS”), to provide consumers with the ability to browse by strain, price, cannabinoids and other information regarding locally available cannabis products, through the Company’s website and mobile apps. The marketplace provides consumers with product discovery, access to deals and discounts, and reservation of products for pickup by consumers or delivery to consumers by participating retailers (retailers complete orders and process payments outside of the Weedmaps Marketplace as Weedmaps serves only as a portal, passing a consumer’s inquiry to the dispensary). The marketplace also provides education and learning information to help newer consumers learn about the types of products to purchase. The Company believes the size, loyalty and engagement of its user base and the frequency of consumption of cannabis by its base makes the Weedmaps Marketplace highly valuable to its clients.
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
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. The condensed consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Company’s financial position as of September 30, 2026, and results of its operations and its cash flows for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expected for the entire year. There have been no significant changes in the Company’s accounting policies from those described in the Company’s audited consolidated financial statements and the related notes to those statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of WM Technology, Inc. and WMH LLC, including their wholly and majority owned subsidiaries. In conformity with GAAP, all significant intercompany accounts and transactions have been eliminated.
Statements of Operations Reclassification
Beginning on January 1, 2026, the Company reclassified certain employee and non-employee related expenses to align the financial statements with the Company’s current management of its operations. These expenses were reclassified from General and Administrative expenses to Product Development and Sales and Marketing expenses. These reclassifications have no impact on operating income, net income or shareholders’ equity as previously reported. In addition, certain prior year balances have been reclassified in order to conform to current year presentation.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is insignificant for the three and nine months ended September 30, 2026 and 2025.
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
Significant estimates made by management include, among others, the allowance for credit losses, loss contingencies, the useful lives of long-lived assets, income taxes, website and internal-use software development costs, leases, valuation of goodwill, valuation of warrant liability, deferred tax assets and the related valuation allowance, tax receivable agreement (“TRA”) liability, performance and stock-based compensation and the recognition and disclosure of contingent liabilities.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments that are readily convertible into cash and have original maturities of three months or less at the date of purchase. The Company had cash equivalents of nil and $10.0 million as of September 30, 2026 and December 31, 2025, respectively. See “Investments,” below for further discussion.
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
Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. The Company had allowance for credit losses of $8.6 million and $4.2 million as of September 30, 2026 and December 31, 2025, respectively. The increase in the allowance was primarily driven by the aging of general customer receivables and higher credit loss estimates for certain customers, particularly in the Company’s California market. This increase was driven by a challenging operating environment for the Company’s customers, who have faced margin compression and cash flow constraints. These pressures have affected customers’ timing and ability to pay, resulting in higher days sales outstanding. Consequently, a greater portion of the Company’s accounts receivable portfolio has aged into higher delinquency buckets, leading to an increased provision for credit losses.
The Company continues to pursue a disciplined approach to accounts receivable management, including increased focus on payment plans and collection efforts. While the Company continues to support clients through a difficult operating environment, the Company also seeks to take appropriate action where payment behavior no longer supports continued service.
As of September 30, 2026 and December 31, 2025, no customer accounted for more than 10% of the total gross accounts receivable outstanding.
The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance, beginning of period	$8,399	$1,638	$4,196	$1,243
Provision for credit losses	4,974	1,536	13,005	2,618
Write-offs, net of recoveries	(4,794)	(393)	(8,622)	(1,080)
Allowance, end of period	$8,579	$2,781	$8,579	$2,781
Investments
Marketable securities
Investments in debt securities are primarily comprised of U.S. Treasury Bills, highly rated corporate bonds and municipal bonds and are classified as available-for-sale investment securities. Investments in U.S. Treasury Bills had maturities less than 90 days and as such are classified as cash and cash equivalents on the condensed consolidated balance sheets. The Company may sell

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
these securities at any time for use in current operations even if they have not yet reached maturity. The Company invests in a diversified portfolio of debt securities and limits the concentration of its investment in any particular security.
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
Equity Securities
Investments in equity securities that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, “Investments – Equity Securities,” are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s investments in equity securities without a readily determinable fair value were $0.0 million.
The Company performs a qualitative assessment at each reporting date to evaluate whether the investments in equity securities are impaired. When a qualitative assessment indicates that an investment is impaired, the investment is written down to its fair value and the impairment charge is included in asset impairment charges in the accompanying condensed consolidated statements of operations. No impairment to investments in equity securities were recorded for the three and nine months ended September 30, 2026 and 2025.
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
The Company assesses impairment of property and equipment when an event or change in circumstance indicates that the carrying value of such assets may not be recoverable. If an event and/or a change in circumstance indicates that the carrying amount of an asset (or asset group) may not be recoverable and the expected undiscounted cash flows attributable to the asset are less than its carrying value, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recognized. No impairments to property and equipment were recorded during the three and nine months ended September 30, 2026 and 2025.
Capitalized Software
Capitalized website and internal-use software development costs are included in property and equipment in the accompanying consolidated balance sheets. The Company capitalizes certain costs related to the development and enhancement of the Weedmaps Marketplace solutions when (i) the preliminary development project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
contractors who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Maintenance and training costs are expensed as incurred. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred for enhancements that were expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years. Product development costs include salaries and benefits for employees, including engineering and technical teams who are responsible for building new products, as well as maintaining and improving existing products. Product development costs that do not meet the criteria for capitalization are expensed as incurred.
As of September 30, 2026 and December 31, 2025, the Company had $25.3 million and $24.2 million in capitalized software development costs, net, respectively, which are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets. For the three months ended September 30, 2026 and 2025, the Company amortized $3.3 million and $2.9 million of capitalized software development costs, respectively. For the nine months ended September 30, 2026 and 2025, the Company amortized $9.2 million and $9.1 million of capitalized software development costs, respectively. Amortization of capitalized software development costs is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.
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
In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, the fair value of the reporting unit is estimated using a discounted cash flow valuation which incorporates assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates and other factors. Changes in these inputs could materially affect the results of the impairment review. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded. No goodwill impairment charges were recorded for the three and nine months ended September 30, 2026 and 2025.
Intangible assets are recorded at cost less accumulated amortization. Intangible assets are reviewed for impairment whenever events or changes in circumstances may affect the recoverability of the net assets. Such reviews may include an analysis of current results and take into consideration the undiscounted value of projected operating cash flows. No intangible assets impairment charges were recorded for the three and nine months ended September 30, 2026 and 2025. See Note 7, “Intangible Assets,” to these condensed consolidated financial statements for additional information.
Leases
The Company’s operating leases consist of office space located primarily in the United States. The Company does not have any leases classified as financing leases. The Company classifies arrangements meeting the definition of a lease as operating leases, and leases are recorded on the consolidated balance sheets as both a right-of-use asset (“ROU”) and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
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
The fair values of ROU assets were estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on the sublease market rent. First, the Company tests the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, the Company performs the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, the Company relies on a discounted cash flow approach using market participant assumptions of the expected cash flows. During the three and nine months ended September 30, 2026 and 2025, the Company recognized no impairment charge related to ROU assets.
Net rent expense for the three months ended September 30, 2026 and 2025 was $1.9 million and $1.5 million, respectively. Net rent expense for the nine months ended September 30, 2026 and 2025 was $5.7 million and $4.7 million, respectively. Rent expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. For the three months ended September 30, 2026 and 2025, the Company recorded no rent income related to subleases. For the nine months ended September 30, 2026 and 2025, the Company recorded rent income related to subleases of nil and $0.9 million, respectively.
Warrant Liability
The Company assumed 12,499,993 Public Warrants originally issued in the initial public offering of Silver Spike (the “Public Warrants”) and 7,000,000 Private Placement Warrants that were originally issued in a private placement by Silver Spike (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) upon the Closing, all of which were issued in connection with Silver Spike’s initial public offering and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. The Public Warrants were publicly traded and were exercisable for cash unless certain conditions occurred, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may have been cashless exercised. The Private Placement Warrants were transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants were exercisable for cash or on a cashless basis, at the holder’s option, and were non-redeemable so long as they were held by the initial purchasers or their permitted transferees. If the Private Placement Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants would cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants. On June 16, 2026, all outstanding Public Warrants and Private Placement Warrants expired pursuant to their terms and ceased to be exercisable.
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
The TRA liability is subject to remeasurement each reporting period, due to various factors, including changes in federal and state income tax rates and assessment of the probability of payment. As these remeasurement changes are subsequent to the initial measurement, the impact of the remeasurement is recorded in other income (loss) on the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the TRA liability was nil and $2.7 million, respectively. For the three and nine months ended September 30, 2026, the Company recognized no gain or loss related to the remeasurement of the TRA liability. For the three and nine months ended September 30, 2025, the Company recognized a gain of $1.6 million and $0.5 million, respectively, related to the remeasurement of the TRA liability. See Income Taxes below for information related to the Company’s allowance against its net deferred tax assets.
Revenue Recognition
The Company recognizes revenue when the fundamental criteria for revenue recognition are met. In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenue by applying the following five steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company excludes sales taxes and other similar taxes from the measurement of the transaction price. The Company’s contracts with customers do not contain general rights of return. However, adjustments to the standard pricing may occur for selected customers on a case-by-case basis. Revenue reflects the transaction price, including any adjustments, that the Company expects to receive for such goods and services. Transaction price adjustments are primarily related to the Company’s Together for Equity Access and Legislation program, through which the Company provides free software, advertising, educational materials and training programs to applicants or licenses under social equity licensing programs. The Company provides these transaction price adjustments to license holders who were awarded special status by the state based on owner qualifications. Special status is typically given in new markets to add more diversity and inclusion in the cannabis space. A license’s social equity status is validated by the Company on the applicable state’s website. For the three months ended September 30, 2026 and 2025, total transaction price adjustments issued was $1.1 million and $2.2 million, respectively. For the nine months ended September 30, 2026 and 2025, total transaction price adjustments issued was $4.4 million and $6.0 million, respectively. For clients that pay in advance for listings and other services, the Company records deferred revenue and recognizes revenue over the applicable contract period.
The Company’s revenues are derived primarily from Standard Listings, Featured Listings and WM Deal products and other ad solutions. The Company’s Weedmaps Standard Listings generally have one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured Listings and WM Deal products are offered as add-on products to the Weedmaps Standard Listings. Featured Listings and WM Deal products provide customers with premium placement ad solutions and discount and promotion pricing tools. Other ad solutions include banner ads and promotion tiles on the Company’s marketplace ad as well as other advertising products on and off the Weedmaps Marketplace. The Company has a fixed inventory of Featured Listings and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month offering period as the services are provided. The Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices of the underlying services at contract inception.
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
Advertising
The Company expenses the cost of advertising in the period incurred. Advertising expense totaled $7.6 million and $3.4 million for the three months ended September 30, 2026 and 2025, respectively, and $14.6 million and $7.0 million for the nine months ended September 30, 2026 and 2025, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
Employee Benefit Plan
The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Under the Company’s 401(k) plan, participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested upon two years of service. For the three months ended September 30, 2026 and 2025, the Company expensed $0.3 million and $0.5 million, respectively, and for the nine months ended September 30, 2026 and 2025, the Company expensed $1.0 million and $1.7 million, respectively, related to employer contributions for the Company’s 401(k) saving plan.
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
Based on the weight of all available evidence, both positive and negative, the Company determined during the fourth quarter of 2022 that a full valuation allowance was required against its net deferred tax assets. Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of the existing deferred tax assets. Significant pieces of negative evidence evaluated were the book operating loss incurred during the year ended December 31, 2023 and fluctuation in both historical book operating results and future expectations. For the year ended December 31, 2025 and for the nine months ended September 30, 2026, the Company conducted similar analyses, and determined that a full valuation allowance was still required based in a more likely than not standard. The Company’s gross deferred tax asset and corresponding full valuation allowance was approximately $184.5 million as of September 30, 2026 and $185.9 million on December 31, 2025. Payment with respect to the TRA liability was not probable, resulting from the full valuation allowance.
The Company will continue to evaluate the realization of the TRA tax attributes, and in the future, management may conclude that it is more likely than not that the Company will be able to utilize the deferred tax assets that are subject to the TRA, and therefore that the TRA liability is probable of payment. If the TRA liability is reinstated, the payments would be substantial. Assuming a reinstatement of the TRA liability, there are several assumptions that would be relevant in the ultimate determination of the amount of our TRA liability. For example, assuming no material changes in relevant tax law, that there are no future redemptions or exchanges to Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, the tax savings associated with acquisitions of Legacy WMH common units in the Business Combination and subsequent exchanges as of September 30, 2026, would equal approximately $160.3 million, determined as of September 30, 2026. Under this scenario, the Company would be required to pay certain Class A Unit holders approximately 85% of such amount, or $136.2 million. The actual amounts the Company will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that the Company will be deemed to realize, and the TRA payments made by the Company, will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to the Company over the life of the TRA and will depend on its generating sufficient taxable income to utilize the tax benefits that are subject to the TRA. As of September 30, 2026, the TRA liability was nil. As of December 31, 2025, the TRA liability was $2.7 million, which was paid in March 2026.
The termination fee under the TRA may also exceed any potential future tax savings that the Company will be deemed to realize. Payments under the TRA are not conditioned on the TRA parties continued equity ownership in the Company or WMH LLC. The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company's annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), revaluations of the warrant liability, changes in flow-through income not subject to tax, valuation allowances and tax law developments.
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
For the three and nine months ended September 30, 2026 and 2025, the Company recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of valuation allowances, warrant valuations, non-controlling interests represented by the portion of the flow-through income not subject to tax, permanent stock-based compensation and state taxes.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
3.    Revenue from Contracts with Customers
The Company sells its Weedmaps Marketplace offering package on a monthly basis to retailer and brand clients as well as upsell and add-on offerings to licensed clients. The Company’s current Weedmaps Marketplace offering package includes:
•Standard Listings: A listing page with product menu for a retailer or brand on the Weedmaps Marketplace, enabling the Company’s clients to be discovered by the marketplace’s users. This also allows clients to disclose their license

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
information, hours of operation, contact information, discount policies and other information that may be required under applicable state law. Standard Listings also include the following features on the Weedmaps Marketplace:
◦WM Orders: Allows retailers to receive pickup and delivery orders directly from a Weedmaps Listings and connect orders directly with a client’s POS system (for certain POS systems). The marketplace also enables brands to route customer purchase interest to a retailer that carries the brand’s product. After a dispensary receives the order request from the consumer, the dispensary and the consumer can continue to communicate, adjust items in the request, and handle any stock issues, prior to and while the dispensary processes and fulfills the order.
◦WM Store: Customizable order and menus embed which allows retailers and brands to import their Weedmaps Listings menu or product reservation functionality to their own white-labeled WM Store website or separately owned website. WM Store facilitates customer pickup or delivery orders and enables retailers to reach more customers by bringing the breadth of the Weedmaps marketplace to a client’s own website.
◦WM Connectors: A centralized integration platform, including API tools, for easier menu management, automatic inventory updates and streamlined order fulfillment to enable clients to save time and more easily integrate into the WM Technology ecosystem and integrate with disparate software systems. This creates business efficiencies and improves the accuracy and timeliness of information across Weedmaps, creating a more positive experience for consumers and businesses.
◦WM Insights: An insights and analytics platform for clients leveraging data across Weedmaps Marketplace. WM Insights provides data and analytics on user engagement and traffic trends to a client’s listing page. For Brand clients, WM Insights allows them to monitor their brand and product rankings, identify retailers not carrying products and keep track of top brands and products by category and state.
The Company also offers other add-on products for additional fees, including:
•WM Ads: Ad solutions on Weedmaps Marketplace designed for clients to amplify their businesses and reach more highly engaged cannabis consumers throughout their buying journey including:
◦Featured Listings: Premium placement ad solutions on high visibility locations on Weedmaps Marketplace (desktop and mobile) to amplify the Company’s clients’ businesses and maximize clients’ listing and deal presence.
◦WM Deals: Discount and promotion pricing tools that let clients strategically reach prospective price-conscious cannabis customers with deals or discounts to drive conversion. In some jurisdictions, it is required by applicable law to showcase discounts.
◦Other ads solutions: Includes banner ads and promotion tiles on Weedmaps Marketplace as well as banner ads that can be tied to keyword searches. These products provide clients with targeted ad solutions in highly visible slots across the Company’s digital surfaces.
•WM Dispatch: Compliant, automated and optimized logistics and fulfillment last-mile delivery software (including driver apps) that helps clients manage their delivery fleets. This product streamlines the delivery experience from in-store to front-door.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of revenue
The following table summarizes the Company’s disaggregated revenues information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Standard Listings	$12,590	$13,083	$39,071	$40,064
Featured Listings and WM deal products	23,694	25,568	78,386	79,830
Subtotal	36,284	38,651	117,457	119,894

Other ad solutions	2,198	3,525	7,029	11,741
Total revenues[1]	$38,482	$42,176	$124,486	$131,635
___________________________
1 Revenues include transaction price adjustments of $1.1 million and $2.2 million, respectively, for the three months ended September 30, 2026 and 2025 and $4.4 million and $6.0 million, respectively, for the nine months ended September 30, 2026 and 2025.
Contract Liability
Deferred revenue balances as of September 30, 2026 and December 31, 2025 were $4.8 million and $5.5 million, respectively, and the balance is expected to be fully recognized within the next twelve months. The Company generally invoices customers and receives payment on an upfront basis and payments do not include significant financing components or variable consideration and there are generally no rights of return or refunds after the offering period has passed. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Weedmaps Marketplace offerings, as described above, and is recognized as the revenue recognition criteria are met, typically on a monthly basis. The Company generally invoices customers in advance on a monthly basis and performance obligations are satisfied over the next month. For the three months ended September 30, 2026 and 2025, the Company recorded additions to deferred revenue of $35.8 million and $39.1 million, respectively and reduction to deferred revenue related to performance obligations satisfied of $36.7 million and $39.2 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded additions to deferred revenue of $115.3 million and $121.1 million, respectively and reduction to deferred revenue related to performance obligations satisfied of $116.0 million and $121.4 million, respectively.
Substantially all of the Company’s revenue has been generated in the United States for the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026, approximately 61% of the Company’s revenues originated in California. For the three and nine months ended September 30, 2025, approximately 56% of the Company’s revenues originated in California.
4.    Segment Reporting
The Company considers its product offerings as similar, in close proximity, and have aggregated them into one reportable segment, which constitutes consolidated results. Revenue from customers is derived principally from monthly offering packages and other add-on products. The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. The accounting policies for the segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.”
The measure of segment assets is reported on the balance sheet as total consolidated assets. The majority of the Company’s revenue and total assets are within the United States. The CODM evaluates company-wide performance based on multiple performance measures (both GAAP and Non-GAAP measures), including, but not limited to, net income (loss).
The table below provides the calculation of net income (loss), which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$38,482	$42,176	$124,486	$131,635
Less (add):
Cost of revenues	2,269	2,118	6,997	6,639
Sales and marketing	12,923	11,282	32,706	30,750
Product development	8,007	8,131	25,006	26,363
General and administrative	18,137	15,618	53,818	51,561
Depreciation and amortization	3,503	3,068	9,765	9,847
Other non-operating expense (income), net(1)	(465)	(1,695)	(2,523)	(1,841)
Provision for income taxes	7	13	40	22
Segment net income (loss)	$(5,899)	$3,641	$(1,323)	$8,294
1 Includes change in fair value of warrant liability, change in the TRA liability and other non-operating income (loss) and expense.
There are no reconciling items or adjustments between segment revenues, net income (loss), total assets and consolidated revenues, net income (loss), and total assets.
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
On February 12, 2026, the parties filed a notice of settlement stating that they had reached an agreement in principle to fully settle all pending claims in the action and requesting the court to not rule on the pending motions to dismiss as they were now moot. On May 14, 2026, the parties filed a joint stipulation of settlement. Under the terms of the settlement, in exchange for the release and dismissal with prejudice of all pending claims, the Company has agreed to pay $7.5 million to resolve the dispute, to be partially funded by the Company’s insurance carriers. On July 20, 2026, the court granted the motion for preliminary approval of the settlement. A hearing on final approval of the settlement is scheduled for January 11, 2027. Until then, the settlement remains subject to final approval by the court and certain other conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement. The accrual liability related to the settlement agreement as of September 30, 2026 and December 31, 2025 were nil and $2.8 million, respectively. This accrued liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company paid $2.3 million related to this settlement agreement during the third quarter of 2026 and the remaining amount is expected to be paid by the Company’s insurance carriers.
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
On July 31, 2026, the parties filed a joint stipulation of settlement. Under the terms of the settlement, in exchange for the release and dismissal of all pending claims, the Company has agreed to certain governance reforms to resolve the dispute and the Company’s insurance carriers have agreed to pay plaintiffs’ counsel $0.7 million in attorneys’ fees and costs. On July 31, 2026, Plaintiffs filed a motion for preliminary approval of the settlement. The settlement remains subject to final approval by the court and certain other conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement.
Purchase Obligations
AWS Minimum Commitment Obligation
As of September 30, 2026, the Company had minimum outstanding purchase obligations with AWS Enterprise, (“AWS”) of approximately $1.4 million for the remaining three months in 2026 due under a software license agreement that expires on December 31, 2026. The Company has an obligation to pay any shortfall if it does not meet the specified minimum purchase obligations. Under ASC 450 – Contingencies, the Company evaluated whether a loss contingency should be recognized for non-cancellable commitments that will not provide future economic benefits. During the year ended December 31, 2025, the Company performed a review of its cloud infrastructure strategy prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025 and 2026. The lower spend identified in the year ended December 31, 2025 was attributable to server management optimization and efficiencies implemented during 2024 and 2025 and discounts received on prepayments under the AWS agreement. Due to the revised forecast, the Company identified a probable shortfall in the minimum purchase obligation of approximately $2.3 million. The Company determined that the unused portion of the AWS minimum commitment obligation is not probable of being recovered through usage or other means, and as such recorded a loss contingency in the three months ended June 30, 2025 of $2.3 million.
During the three and nine months ended September 30, 2026, the Company conducted a similar analysis and recorded a reduction in shortfall from minimum purchase obligation of $0.1 million and $2.3 million. The reduction to the shortfall was primarily due to an increase in spending on artificial intelligence initiatives. As of September 30, 2026 and December 31, 2025,

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the Company had amounts due to AWS of nil and $2.3 million, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
Leases
The Company's operating leases consist primarily of office space located in the United States, and the Company is committed to future minimum lease payments under these non-cancellable agreements. Subsequent to September 30, 2026, the Company entered into a lease termination agreement to terminate its lease agreement for office space in Los Angeles and executed a new lease agreement for office space in Austin, Texas, both of which represent non-cancellable contractual obligations that will impact the Company's future lease commitments. See Note 2, "Summary of Significant Accounting Policies," and Note 15, "Subsequent Events," for additional information regarding the Company's lease obligations and recent lease activity.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	Level	September 30, 2026	December 31, 2025
Assets:
Cash equivalents:
Money Market	1	$—	$84
U.S. Treasury Bills	1	—	9,936
Total cash equivalents		$—	$10,020

Liabilities:
Warrant liability – Public Warrants(1)	1	$—	$125
Warrant liability – Private Placement Warrants(1)	3	—	70
Total warrant liability		$—	$195
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
Warrant liabilities
The following tables summarize the changes in the fair value of the warrant liabilities (in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$—	$—	$—	$125	$70	$195
Change in valuation inputs or other assumptions	—	—	—	(125)	(70)	(195)
Fair value, end of period	$—	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Public Warrants	Private Placement Warrants	Warrant Liabilities	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value, beginning of period	$125	$70	$195	$375	$210	$585
Change in valuation inputs or other assumptions	250	140	390	—	—	—
Fair value, end of period	$375	$210	$585	$375	$210	$585
Public Warrants
The Company determined the fair value of the Public Warrants, based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants were classified as Level 1 financial instruments. The Public Warrants expired on June 16, 2026 and ceased to be exercisable. The fair value of the Public Warrants was nil and $0.1 million as of September 30, 2026 and December 31, 2025, respectively.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant changes in the volatility would result in a significant lower or higher fair value measurement, respectively. The fair value of the Private Placement Warrants was nil and $0.1 million as of September 30, 2026 and December 31, 2025, respectively. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill totaled $61.3 million as of September 30, 2026 and December 31, 2025, respectively. The Company recorded a goodwill impairment charge of $7.1 million for the year ended December 31, 2025. No goodwill impairment charges were recorded for the three and nine months ended September 30, 2026 and 2025.
Intangible Assets
Intangible assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,379	$(6,349)	$1,030
Software technology	5.0	249	(249)	—
Customer relationships	8.0	170	(106)	64
Total intangible assets	14.5	$7,798	$(6,704)	$1,094

	December 31, 2025
	Weighted Average Amortization Period (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade and domain names	15.0	$7,373	$(5,980)	$1,393
Software technology	5.0	249	(212)	37
Customer relationships	8.0	170	(90)	80
Total intangible assets	14.5	$7,792	$(6,282)	$1,510
During the nine months ended September 30, 2026, the Company sold all rights, title and interest in one of its acquired domain names for cash proceeds of $1.0 million. The domain name had a de-minimus carrying value at the date of sale. In connection with the sale, the Company recognized a gain of $1.0 million, which is included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
Amortization expense for intangible assets was $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $0.4 million and $0.4 million, respectively, for the nine months ended September 30, 2026 and 2025, respectively.
The estimated future amortization expense of intangible assets as of September 30, 2026 is as follows (in thousands):

Remaining period in 2026 (three months)	$128
Year ended December 31, 2027	513
Year ended December 31, 2028	144
Year ended December 31, 2029	138
Year ended December 31, 2030	93
Thereafter	78
Total	$1,094

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$1,609	$1,094
Prepaid marketing	535	445
Prepaid software	2,173	2,934
Other prepaid expenses and other current assets	1,833	3,427
Total	$6,150	$7,900
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
No impairment charges were recognized for the three and nine months ended September 30, 2026 and 2025, related to capitalized implementation costs for a cloud computing arrangement.
9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable and other accrued liabilities[1]	$6,958	$12,999
Accrued commissions and bonuses	3,868	6,361
Accrued salaries	1,435	1,011
Accrued vacation	2,414	2,973
Other accrued employee expenses	734	618
Total	$15,409	$23,962
1 As of September 30, 2026 and December 31, 2025, the accounts payable and other accrued liabilities included nil and $2.3 million respectively, in loss contingency due to a purchase obligation shortfall stemming from the AWS minimum commitment obligation that is not probable of being recovered through usage or other means and nil and $2.8 million, respectively, in legal settlement liabilities. See Note 5, “Commitments and Contingencies” to these consolidated financial statements for additional information.
10.     Warrant Liability
At September 30, 2026, there were no outstanding Public Warrants and Private Placement Warrants.
As part of Silver Spike’s initial public offering, 12,500,000 Public Warrants were sold. The Public Warrants entitled the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants were exercisable only for a whole number of shares of Class A Common Stock. No fractional shares were issuable upon exercise of the warrants. The Public Warrants expired at 5:00 p.m. New York City time on June 16, 2026 and ceased to be exercisable. As of March 31, 2026, the Public Warrants were listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “MAPSW.” On April 17, 2026, the Company filed a Form 25 with the SEC to effect the delisting of the Class A Common Stock and the Public Warrants from Nasdaq and to deregister the Class A Common Stock and Public Warrants under Section 12(b) of the Exchange Act. The removal of the Class A Common Stock and the Public Warrants from Nasdaq became effective on April 24, 2026. On April 27, 2026, the Public Warrants commenced trading on the OTCID Basic Market operated by the OTC under the ticker “MAPSW”. The Public Warrants ceased trading on the OTCID on June 17, 2026, upon expiration. The deregistration of the Company’s Class A common stock and public warrants under Section 12(b) of the Exchange Act became effective in July 2026.

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
The Company concluded the Public Warrants and Private Placement Warrants, (collectively, the “Warrants”), meet the definition of a derivative under ASC 815 - Derivatives and Hedging (as described in Note 2) and were recorded as liabilities. Upon the Closing, the fair value of the Warrants was recorded on the balance sheet. The fair value of the Warrants was remeasured as of each balance sheet date, which resulted in non-cash gain of nil and $0.2 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively, and non-cash loss of $0.4 million and nil in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. See Note 6, “Fair Value Measurements” to these condensed consolidated financial statements for additional information.
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
Preferred Stock
Pursuant to the amended and restated certificate of incorporation in effect as of June 15, 2021, the Company was authorized to issue 75,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no shares of preferred stock issued or outstanding.
Non-controlling Interests
The non-controlling interest represents the Units held by holders other than the Company. As of September 30, 2026 and December 31, 2025, the non-controlling interests owned 29.7% and 30.8% of the Units outstanding, respectively. The non-controlling interests’ ownership percentage can fluctuate over time, including as the WMH LLC equity holders elect to exchange Units for Class A Common Stock. During the nine months ended September 30, 2026, there were no exchanges of Class V Common Stock to Class A Common Stock. During the nine months ended September 30, 2025, 5 million shares of Class V Common Stock were exchanged on a one-to-one basis to shares of Class A Common stock. The Company has consolidated the financial position and results of operations of WMH LLC and reflected the proportionate interest held by the WMH LLC Unit equity holders as non-controlling interests. See condensed consolidated statement of equity for further information.
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
Concurrently with the closing of the Business Combination, the Unit holders entered into an exchange agreement (the “Exchange Agreement”). The terms of the Exchange Agreement, among other things, provide the Unit holders (or certain permitted transferees thereof) with the right from time to time at and after 180 days following the Business Combination to

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
exchange their vested Paired Interests for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or Class P Units for shares of Class A Common Stock with a value equal to the value of such Class P Units less their participation threshold, or in each case, at the Company’s election, the cash equivalent of such shares of Class A Common Stock. There was no activity related to our Class P Units during either of the three and nine months ended September 30, 2026. As of September 30, 2026, there were 13,803,732 Class P Units outstanding and all outstanding options were vested and exercisable at September 30, 2026.
As of September 30, 2026, there is no remaining unrecognized stock-based compensation expense for non-vested Class P Units. The Company recorded no stock-based compensation expense for the Class P Units for the three and nine months ended September 30, 2026 and 2025, as all Class P awards were fully vested as of the beginning of the reporting period.
WM Technology, Inc. Equity Incentive Plan
In connection with the Business Combination, the Company adopted the WM Technology, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. As of September 30, 2026, 56,199,663 shares of Class A Common Stock were authorized for issuance pursuant to awards under the 2021 Plan. The number of shares of Class A Common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of September 30, 2026, 28,910,567 shares of Class A Common Stock were available for future issuance.
A summary of the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2026 is as follows:

	Number of RSUs	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2025	7,915,966	$1.08
Granted	2,393,835	$0.73
Vested	(3,745,893)	$1.12
Forfeited	(555,763)	$0.88
Non-vested at September 30, 2026	6,008,145	$0.94
As of September 30, 2026, unrecognized stock-based compensation expense for non-vested RSUs was $5.0 million, which is expected to be recognized over a weighted-average period of 1.6 years. For the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense for the RSUs of $1.2 million and $1.3 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense for the RSUs of $3.2 million and $5.7 million, respectively.
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

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
There was no activity for performance condition awards during the three and nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, there were 4,342,391 in non-vested performance based PRSUs with weighted average grant date fair value of $0.38 per share. As of September 30, 2026, the unrecognized stock-based compensation expense for non-vested PRSUs was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years. For the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense for the PRSUs of $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense for the PRSUs of $0.6 million and $0.7 million, respectively.
The Company recorded stock-based compensation cost related to the RSUs, PRSUs and Class P Units in the following expense categories on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing	$25	$165	$105	$669
Product development	229	458	720	1,741
General and administrative	1,019	928	2,971	3,959
Total stock-based compensation expense	1,273	1,551	3,796	6,369
Amount capitalized to software development	—	158	22	645
Total stock-based compensation cost	$1,273	$1,709	$3,818	$7,014
13.     Earnings (loss) Per Share
Basic income (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to WM Technology, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted income (loss) per share of Class A Common Stock adjusts basic net income (loss) per share of Class A Common Stock for the potentially dilutive impact of securities. For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability, net of the portion attributable to non-controlling interests, and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The computation of income (loss) per share attributable to WM Technology, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding are as follows for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(5,899)	$3,641	$(1,323)	$8,294
Less: net income (loss) attributable to non-controlling interests	(1,735)	1,181	(353)	2,760
Net income (loss) attributable to WM Technology, Inc. Class A Common Stock – basic and diluted	$(4,164)	$2,460	$(970)	$5,534
Denominator:
Weighted average of shares of Class A Common Stock outstanding – basic	112,174,531	107,569,086	111,687,280	105,797,793
Weighted average effect of dilutive securities:
Restricted stock units[1]	—	1,543,658	—	2,347,002
Weighted average of shares of Class A Common Stock outstanding – diluted	112,174,531	109,112,744	111,687,280	108,144,795

Net income (loss) per share of Class A Common Stock:
Net income (loss) per share of Class A Common Stock – basic	$(0.04)	$0.02	$(0.01)	$0.05
Net income (loss) per share of Class A Common Stock – diluted	$(0.04)	$0.02	$(0.01)	$0.05
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
The Company excluded the following securities from its computation of diluted shares outstanding for the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Class V Shares	47,852,652	49,319,542	47,852,652	49,319,542
Class P Units	13,803,732	13,803,732	13,803,732	13,803,732
RSUs outstanding	6,008,145	3,268,746	6,008,145	4,332,367
PRSUs outstanding	4,342,391	4,342,391	4,342,391	4,342,391
Public Warrants	—	12,499,973	—	12,499,973
Private Placement Warrants	—	7,000,000	—	7,000,000
14.     Related Party Transactions
In connection with the Business Combination, the Company paid $1.1 million in certain transaction costs reimbursable by Silver Spike’s sponsor (“Silver Spike Sponsor”), an affiliate to a member of the board of directors. On March 16, 2023, Silver Spike Holdings, an affiliate of Silver Spike Sponsor, entered into a promissory note with the Company and agreed to pay the principal amount of $1.1 million in 12 equal quarterly installments commencing on March 31, 2023. The promissory note bores

WM TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
interest at a rate of 5% per annum, which commenced on March 31, 2023 and matured on December 31, 2025. In an event of default, the outstanding principal amount bore interest for the entire period during which the principal balance was unpaid at a rate which was equal to 10% per annum. The promissory note was paid in full on January 2026. As of December 31, 2025, the remaining balance of the promissory note receivable was $0.1 million and included in prepaid expenses and other current assets on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, interest income on the promissory note was less than $0.1 million, which is included in other income (expense), net on the condensed consolidated statements of operations.
During the three and nine months ended September 30, 2026, the Company reimbursed nil and $0.2 million, respectively, in certain legal fees to Silver Spike Holdings, an affiliate to a member of the board of directors in connection with responding to the previously disclosed SEC investigation into the calculation, definition and reporting of the Company’s monthly active users metric, which matter was concluded in October 2024. The expense is included in general and administrative expenses on the condensed consolidated statements of operations.
15.     Subsequent Events
Lease Termination with Alameda Square Owner LLC
On October 6, 2026, Ghost Management Group, LLC (the "Subsidiary"), a subsidiary of the Company, entered into a lease termination agreement (the "Lease Termination Agreement") with Alameda Square Owner LLC (the "Landlord") to terminate the lease agreement dated as of June 7, 2019 (as amended, the "Lease") for approximately 113,692 rentable square feet at 767 S. Alameda Street, Los Angeles, California 90021 (the "Premises"). The Lease Termination Agreement provides for the early termination of the Lease, which was originally scheduled to expire in February 2031.
The effectiveness of the Lease Termination Agreement was conditioned upon the execution of an agreement, on or prior to October 7, 2026, between the Landlord and a third-party tenant for the lease of the Premises (the "Termination Contingency"). The Landlord notified the Subsidiary that the Termination Contingency was satisfied on October 7, 2026, and accordingly, the Lease was terminated effective October 7, 2026.
As consideration for the Lease Termination Agreement, the Subsidiary agreed to pay the Landlord a termination fee in an aggregate amount of $32.4 million, which the Subsidiary will pay in fifty-three (53) monthly installments beginning October 2026.
Lease Agreement with 7th and SM LP
On October 9, 2026, the Subsidiary entered into a lease agreement (the "Austin Lease") with 7th and SM LP, a Delaware limited liability company (the "Austin Landlord"), for approximately 26,223 rentable square feet located at 924 E. 7th Street, Austin, Texas 78702.
The aggregate estimated base rent payments due over the term of the Austin Lease are approximately $14.3 million. In addition to base rent, the Subsidiary will be required to pay its share of operating expenses, taxes and insurance expenses, as well as other additional operating costs under the Austin Lease. The Austin Landlord will provide a tenant improvement allowance totaling up to $1.7 million. To secure its obligations under the Austin Lease, the Subsidiary will be required to provide the Austin Landlord with an irrevocable standby letter of credit in an amount of $0.8 million. The Austin Lease is expected to commence on the later of (i) February 1, 2027 and (ii) the date that Austin Landlord delivers possession of the premises in accordance with the terms of the Austin Lease (the “Term Commencement Date”), and will expire 114 full calendar months after the Term Commencement Date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of WM Technology, Inc. should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the discussion under “Item 1A. Risk Factors.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and included herein in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.
For further discussion of our products and services, growth strategy, challenges in our end-markets and competitive strengths, see “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2025. Unless stated otherwise, the comparisons presented in this discussion and analysis refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the three and nine months ended September 30, 2026 and 2025.
Third Quarter 2026 Financial Highlights
•Revenues were $38.5 million as compared to $42.2 million in the prior year.
•Average monthly paying clients was 4,899, as compared to 5,221 in the prior year.
•Average monthly revenues per paying client was $2,618, as compared to $2,693 in the prior year.
•Net loss was $5.9 million as compared to net income of $3.6 million in the prior year.
•Adjusted EBITDA was $0.8 million as compared to $7.6 million in the prior year.
•Cash and cash equivalents totaled $51.0 million as of September 30, 2026 as compared to $62.4 million as of December 31, 2025.
For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income, see “Net Income (Loss) to EBITDA and Adjusted EBITDA” in Non-GAAP Financial Measurements below.
Overview
Founded in 2008, and headquartered in Irvine, California, WM Technology, Inc. operates a leading online cannabis marketplace for consumers together with a comprehensive set of commerce and compliant advertising solutions for cannabis businesses, which are sold to both storefront locations and delivery operators (“retailers”) and brands in the legalized cannabis markets in states and territories of the United States. Our comprehensive business-to-consumer and business-to-business suite of products affords cannabis retailers and brands of all sizes integrated tools to compliantly run their businesses and to reach, convert, and retain consumers.
Our principal business is the operation of Weedmaps, one of the cannabis industry’s leading consumer marketplaces, which is integrated with a suite of advertising solutions to allow cannabis retailers and brands to connect with their local communities. The Weedmaps Marketplace is a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products with 4,899 average monthly paying clients during the three months ended September 30, 2026 on the supply-side of our marketplace. These paying clients include retailers, brands and other client types (such as doctors). Further, these clients, who can choose to purchase multiple Listing solutions for each business, had purchased approximately 7,200 active listing pages as of September 30, 2026.
We sell our Weedmaps Marketplace offerings in the United States and have a limited number of non-monetized listings in several other countries including Austria, Canada, Germany, the Netherlands, Spain, Switzerland, and Uruguay. We operate in the United States, Canada and other foreign jurisdictions where medical and/or adult cannabis use is legal under state or national law. As of September 30, 2026, we actively operated in over 35 U.S. states and territories that have adult-use and/or medical-use regulations in place. Substantially all of our revenue was generated in the United States during the periods presented. We define actively operated markets as those U.S. states or territories with greater than $1,000 monthly revenue.
Our mission is to power a transparent and inclusive global cannabis economy. Our technology addresses the challenges facing both consumers seeking to understand cannabis products and businesses who serve cannabis users in a legally compliant fashion. Since our founding in 2008, Weedmaps has become a premier destination for cannabis consumers to discover and browse information regarding cannabis and cannabis products, permitting product discovery and order-ahead for pickup or delivery by participating retailers. Weedmaps Marketplace is a set of commerce-enablement tools designed to help retailers and brands get the best out of the Weedmaps’ consumer experience, create labor efficiencies and manage compliance needs.
As we continue to expand the presence and increase the number of consumers on Weedmaps Marketplace and broaden our offerings, we generate more value for our business clients. As we continue to expand the presence and increase the number of cannabis businesses listed on weedmaps.com, we become a more compelling marketplace for consumers. To capitalize on the growth opportunities of our two-sided marketplace and solutions, we plan to continue making investments in raising brand awareness, increasing penetration within existing markets and expanding to new markets, as well as continuing to develop and monetize new solutions to extend the functionality of our platform. These investments serve to deepen the consumer experience with our platform and continue to provide a high level of support to our business clients.
Nasdaq Delisting
On April 7, 2026, we provided notice of our voluntary intention to delist our Class A common stock and warrants from the Nasdaq Global Select Market (“Nasdaq”) and eventual deregistration of the Class A common stock and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On April 17, 2026, we filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to effect the delisting of the Class A common stock and warrants from Nasdaq and to deregister the Class A common stock and warrants under Section 12(b) of the Exchange Act. The removal of the Class A common stock and warrants from Nasdaq became effective on April 24, 2026. On April 27, 2026 the Class A common stock commenced trading on the OTCQX Best Market and the warrants commenced trading on the OTCID Basic Market, both operated by the OTC, under the tickers “MAPS” and “MAPSW”. The warrants ceased trading on the OTCID Basic Market on June 17, 2026, following their expiration on June 16, 2026. The deregistration of our Class A common stock and public warrants under Section 12(b) of the Exchange Act became effective in July 2026. Once permitted, we expect to file a Form 15 with the SEC to provide the SEC with notice of the automatic suspension of our duty to file any reports required under Section 13(a) and 15(d) of the Exchange Act.
While we continue to focus on growing our comprehensive online marketplace to our business clients, following our voluntary delisting from Nasdaq, we also intend to explore unique business opportunities and additional potential revenue streams within the broader cannabis ecosystem. This may include investments, joint ventures, commercial partnerships, acquisitions and/or direct involvement in various parts of the cannabis industry, including in more nascent and disruptive emerging lines of business. While we believe these activities will provide increased strategic flexibility, exposure to attractive long-term growth opportunities, and more tailored capital allocation opportunities to ultimately create long-term value for all shareholders, they may be less likely to result in immediate or short-term financial results. Our board of directors and management team will have substantial discretion to pursue these business opportunities, which may involve longer investment horizons, evolving business models and risks that differ from those associated with our existing Weedmaps Marketplace offerings, and may not be immediately understood by our broader shareholder base.
Reduction in Force
During the three months ended September 30, 2026, we completed a reduction in force designed to enhance our operational efficiency and align our resources with our strategic priorities. Affected employees were within our corporate technology, sales and marketing divisions. The reduction in force resulted in approximately $2.2 million severance costs, which were incurred by us during the three months ended September 30, 2026. The reduction in force reflects ongoing efforts to right-size our cost structure in response to continued revenue pressures across our core markets.
Key Operating and Financial Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following table summarize our financial performance for the three and nine months ended September 30, 2026 compared to our financial performance for the same periods in 2025. For a detailed discussion of our results of operations, see “Results of Operations” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands, except for revenues per paying client)
Revenues	$38,482	$42,176	$124,486	$131,635
Net income (loss)	$(5,899)	$3,641	$(1,323)	$8,294
EBITDA(1)	$(2,854)	$6,250	$7,055	$16,851
Adjusted EBITDA(1)	$808	$7,559	$11,632	$29,421
Average monthly revenues per paying client(2)	$2,618	$2,693	$2,781	$2,805
Average monthly paying clients(3)	4,899	5,221	4,974	5,214
___________________________
(1)For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net income, see “Net income (loss) to EBITDA and Adjusted EBITDA” in Non-GAAP Financial Measurements below.

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
Average Monthly Revenues Per Paying Client
Average monthly revenues per paying client measures how much clients, for the period of measurement, are willing to pay us for our Weedmaps Marketplace offerings and the efficiency of the bid-auction process for our featured listings placements (“Featured Listings”). We calculate this metric by dividing the average monthly revenues for any particular period by the average monthly number of paying clients in the same respective period. The decrease in our average monthly revenues per paying client for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to spend declines in established markets driven by continued industry challenges, such as price deflation and ongoing consolidation, partially offset by the churn of lower-spending clients, which raised the average across our remaining clients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average monthly revenues per paying client	$2,618	$2,693	$2,781	$2,805
Average Monthly Paying Clients
We define average monthly paying clients as the monthly average of clients billed each month over a particular period (and for which services were provided). Our paying clients include both individual cannabis businesses as well as retail websites or businesses within a larger organization that have independent relationships with us, many of whom are owned by holding companies where decision-making is decentralized such that purchasing decisions are made, and relationships with us are located, at a lower organizational level. In addition, any client may choose to purchase multiple listings solutions for each of their retail websites or businesses.
Average monthly paying clients for the three months ended September 30, 2026 decreased 6% to 4,899 average monthly paying clients from 5,221 average monthly paying clients in the same period in 2025. Average monthly paying clients for the nine months ended September 30, 2026 decreased 5% to 4,974 average monthly paying clients from 5,214 average monthly paying clients in the same period in 2025. The decrease in average monthly paying clients compared to the same period in 2025 was primarily due to churn in more established markets, partially offset by new client acquisitions across certain developing markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average monthly paying clients	4,899	5,221	4,974	5,214
Non-GAAP Financial Measures
Net Income (Loss) to EBITDA and Adjusted EBITDA
Our financial statements, including net income (loss), are prepared in accordance with GAAP. For more information regarding the components within our net income (loss), see “Components of Our Results of Operations” below.
Net loss for the three months ended September 30, 2026 was $5.9 million and net income for the three months ended September 30, 2025 was $3.6 million. Net loss for the three months ended September 30, 2026 was primarily due to a decrease in revenue of $3.7 million, an increase in total costs and expenses of $4.6 million, change in tax receivable agreement (“TRA”) liability of $1.6 million and a decrease in other income of $0.1 million, partially offset by change in fair value of warrant liability of $0.4 million.
Net loss for the nine months ended September 30, 2026 was $1.3 million and net income for the nine months ended September 30, 2025 was $8.3 million. Net loss for the nine months ended September 30, 2026 was primarily due to a decrease in revenue of $7.1 million, an increase in total costs and expenses of $3.1 million and change in TRA liability of $0.5 million, partially offset by change in fair value of warrant liability of $0.2 million and an increase in other income of $0.9 million.
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income (loss) before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude stock-based compensation, change in fair value of warrant liability, legal costs and other non-recurring charges, reduction in force expense, sale of domains, loss contingency, change in the TRA liability and other non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (loss) (the most directly comparable GAAP financial measure) to EBITDA; and from EBITDA to Adjusted EBITDA.
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
A reconciliation of net income (loss) to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$(5,899)	$3,641	$(1,323)	$8,294
Provision for income taxes	7	13	40	22
Depreciation and amortization expenses	3,503	3,068	9,765	9,847
Interest income	(465)	(472)	(1,427)	(1,312)
EBITDA	(2,854)	6,250	7,055	16,851
Stock-based compensation	1,273	1,551	3,796	6,369
Change in fair value of warrant liability	—	390	(195)	—
Legal costs and other non-recurring charges(1)	326	918	1,237	3,458
Reduction in force expense(2)	2,182	—	3,063	879
Sale of domains	—	—	(1,000)	—
Loss contingency(3)	(119)	—	(2,324)	2,324
Change in tax receivable agreement liability	—	(1,550)	—	(460)
Adjusted EBITDA	$808	$7,559	$11,632	$29,421
1Represents legal and advisory fees related to ongoing litigation related to shareholder derivative actions. See Note 5, “Commitments and Contingencies” to our condensed consolidated financial statements included herein.
2 Represents severance charges related to our reduction in force actions taken by our management. These reduction in force actions were designed to enhance our operational efficiency and align our resources with strategic priorities in our corporate technology, sales and marketing divisions.
3 Represents loss contingency under the AWS minimum commitment obligation. See Note 5, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for additional information.
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
Growth and Retention of Our Paying Clients
Our revenue grows primarily through acquiring and retaining paying clients and increasing the revenue per paying client over time. We have a history of attracting new paying clients and increasing their annual spend with us over time, primarily due to the value they receive once they are onboarded and able to take advantage of the benefits of participating in our two-sided marketplace and leveraging our Weedmaps Marketplace offerings.
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
We also have a significant opportunity to monetize transactions originating from users engaging with a retailer on the Weedmaps Marketplace. Given U.S. federal prohibitions on plant-touching businesses and our current policy not to participate in the chain of commerce associated with the sale of cannabis products, we do not charge take-rates or payment fees for transactions originating from users who engage with a retailer on the Weedmaps Marketplace. A change in U.S. federal regulations could result in our ability to engage in such monetization efforts without adverse consequences to our business. A change in U.S. federal regulations could also increase access to capital and remove limitations of Section 280E of the Internal Revenue Code of 1986, as amended, thus allowing deduction or credit for certain expenses of cannabis business to increase our cash flow and liquidity, as well as those of many industry participants.
Our long-term growth depends on our ability to successfully capitalize on new and existing cannabis markets. Each market must reach a critical mass of both cannabis businesses and consumers for listings offerings, advertising placements and other solutions to have meaningful appeal to potential clients. As regulated markets mature and as we incur expenses to attract paying clients and convert non-paying clients to paying clients, we may generate losses in new markets for an extended period.
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
Investments in Growth
We intend to continue to make focused organic and inorganic investments to grow our revenue and scale operations to support that growth. Given our long operating history in the United States and the strength of our network, often businesses will initially list on our platform without targeted sales or marketing efforts by us. However, we plan to accelerate our investments in marketing to maintain and increase our brand awareness through both online and offline channels. We also plan to invest in expanding our business listings thereby enhancing our client and consumer experience, and improving the depth and quality of information provided on our platform. We also intend to continue to invest in several areas to continue enhancing the functionality of our Weedmaps Marketplace offerings. We expect significant near-term investments to enhance our data assets and evolve our listings and advertising product offerings to our brand clients, among other areas. We anticipate undertaking such investments in order to be positioned to capitalize on the evolving cannabis market. As operating expenses and capital expenditures fluctuate over time, we may accordingly experience short-term, negative impacts to our operating results and cash flows.
Components of Our Results of Operations
Revenues
Our revenues are derived primarily from Standard Listings, Featured Listings and WM Deal products and other ad solutions. Our Standard Listings generally has one-month terms that automatically renew unless notice of cancellation is provided in advance. Featured Listings and WM Deal products are offered as add-on products to the Weedmaps Marketplace solution. Featured Listings and WM Deal products provide customers with premium placement ad solutions and discount and promotion pricing tools. Other ad solutions include banner ads and promotion tiles on our marketplace ad as well as other advertising products on and off the Weedmaps Marketplace. We have a fixed inventory of Featured Listings and display advertising in each market, and price is generally determined through a competitive auction process that reflects local market demand. Revenues for these arrangements are recognized over-time, generally during a month-to-month offering period as the products are provided. We rarely need to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, we recognize revenue in proportion to the standalone selling prices of the underlying services at contract inception.
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
General and Administrative Expenses
General and administrative expenses consist primarily of payroll, benefit costs and stock-based compensation expense for our employees involved in general corporate functions including our senior leadership team as well as costs associated with the use by these functions of software and facilities and equipment, such as rent, insurance and other occupancy expenses. General and administrative expenses also include provision (recovery) for credit losses, loss contingency, legal settlements and professional and outside services related to legal and other consulting services. General and administrative expenses are primarily driven by headcount required to support our business and meet our obligations as a public company. Excluding provision for doubtful accounts and certain non-recurring charges, we expect general and administrative expenses to flatten as percentage of revenue as we scale our business and leverage investments in these areas.
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

Results of Operations
A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2026 compared with the same periods in 2025 is presented below.
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenues	$38,482	$42,176	$124,486	$131,635

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,269	2,118	6,997	6,639
Sales and marketing	12,923	11,282	32,706	30,750
Product development	8,007	8,131	25,006	26,363
General and administrative	18,137	15,618	53,818	51,561
Depreciation and amortization	3,503	3,068	9,765	9,847
Total costs and expenses	44,839	40,217	128,292	125,160
Operating income (loss)	(6,357)	1,959	(3,806)	6,475
Other income (expense), net:
Change in fair value of warrant liability	—	(390)	195	—
Change in tax receivable agreement liability	—	1,550	—	460
Other income	465	535	2,328	1,381
Income (loss) before income taxes	(5,892)	3,654	(1,283)	8,316
Provision for income taxes	7	13	40	22
Net income (loss)	(5,899)	3,641	(1,323)	8,294
Net income (loss) attributable to non-controlling interests	(1,735)	1,181	(353)	2,760
Net income (loss) attributable to WM Technology, Inc.	$(4,164)	$2,460	$(970)	$5,534

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	100%	100%	100%	100%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6%	5%	6%	5%
Sales and marketing	34%	27%	26%	23%
Product development	21%	19%	20%	20%
General and administrative	47%	37%	43%	39%
Depreciation and amortization	9%	7%	8%	7%
Total costs and expenses	117%	95%	103%	95%
Operating income (loss)	(17)%	5%	(3)%	5%
Other income (expense), net:
Change in fair value of warrant liability	0%	(1)%	0%	0%
Change in tax receivable agreement liability	—%	4%	0%	0%
Other income	1%	1%	2%	1%
Income (loss) before income taxes	(15)%	9%	(1)%	6%
Provision for income taxes	0%	0%	0%	0%
Net income (loss)	(15)%	9%	(1)%	6%
Net income (loss) attributable to non-controlling interests	(5)%	3%	—%	2%
Net income (loss) attributable to WM Technology, Inc.	(11)%	6%	(1)%	4%
Comparison of Three Months Ended September 30, 2026 and 2025
Revenues

	Three Months Ended September 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Revenues	$38,482	$42,176	$(3,694)	(9)%
Revenues decreased by $3.7 million or 9% for the three months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to decreases in revenues from our Featured Listings and WM Deal products of $1.9 million and our Standard Listings of $0.5 million and our other ad solutions of $1.3 million, reflecting a challenging operating environment for certain of our customers who have faced margin compression and cash flow constraints affecting their spending.
For the three months ended September 30, 2026, Featured Listings and WM Deal products, Standard Listings, and other ad solutions represented approximately 62%, 33% and 6% of our total revenues, respectively.

Costs and Expenses
The following table shows our total costs and expenses:

	Three Months Ended September 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,269	2,118	151	7%
Sales and marketing	12,923	11,282	1,641	15%
Product development	8,007	8,131	(124)	(2)%
General and administrative	18,137	15,618	2,519	16%
Depreciation and amortization	3,503	3,068	435	14%
Total costs and expenses	44,839	40,217	4,622	11%
Cost of Revenues
The increase in cost of revenues for the three months ended September 30, 2026 compared to the same period in 2025 was primarily related to an increase in server expense of $0.2 million partially offset by a decrease in merchant expense of $0.1 million.
Sales and Marketing Expenses
The increase in sales and marketing expenses for the three months ended September 30, 2026 compared to the same period in 2025 was primarily related to increases in advertising expense of $4.2 million, partially offset by a decrease in personnel-related costs of $2.0 million and outside service expense of $0.3 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $1.6 million, bonus expense of $0.6 million, payroll tax expense of $0.1 million and stock-based compensation expense of $0.1 million, partially offset by an increase in severance expense of $0.4 million due to the reduction in force in the third quarter of 2026. The increase in advertising expense was primarily driven by the Company's strategic investments in brand awareness and marketing initiatives to support customer acquisition and growth across its core markets.
Product Development Expenses
The decrease in product development expenses for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to decreases in outside service expense of $0.2 million, software expense of $0.3 million, AI expense of $0.1 million, partially offset by an increase in personnel-related costs of $0.5 million. The increase in personnel-related costs was primarily related to an increase in severance expense of $1.4 million due to the reduction in force in the third quarter of 2026, partially offset by decreases in bonus expense of $0.4 million, vacation expense of $0.3 million and stock-based compensation expense of $0.2 million.
General and Administrative Expenses
The increase in general and administrative expenses for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases in salaries and wages of $0.3 million, severance expense of $0.1 million, stock-based compensation expense of $0.1 million, provision (recovery) for credit losses of $3.5 million, rent expense of $0.3 million, software expense of $0.1 million, partially offset by decreases in employee benefits expense of $0.3 million, outside service expense of $1.4 million and other expense of $0.2 million.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expense for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to an increase in depreciation of $0.4 million related to capitalized software development.

Other Income (Expense), net

	Three Months Ended September 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$—	$(390)	$390	100%
Change in tax receivable agreement liability	—	1,550	(1,550)	(100)%
Other income	465	535	(70)	(13)%
Other income (expense), net	$465	$1,695	$(1,230)	(73)%
The decrease in other income (expense), net for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to changes in TRA liability of $1.6 million and other income of $0.1 million, partially offset by changes in fair value of warrant liability of $0.4 million.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Provision for income taxes	$7	$13	$(6)	(46)%
For the three months ended September 30, 2026 and 2025, we recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on its net deferred assets. See Note 2, “Summary of Significant Accounting Policies—Income Taxes,” to the condensed consolidated financial statements included in this Quarterly Report for further information.
Comparison of Nine Months Ended September 30, 2026 and 2025
Revenues

	Nine Months Ended September 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Revenues	$124,486	$131,635	$(7,149)	(5)%
Revenues decreased by $7.1 million, or 5%, for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to decreases in revenues from our Featured Listings and WM Deal products of $1.4 million, our Standard Listings of $1.0 million and other ad solutions of $4.7 million, reflecting a challenging operating environment for certain of our customers who have faced margin compression and cash flow constraints affecting their spending.
For the nine months ended September 30, 2026, Featured Listings and WM Deal products, Standard Listings, and other ad solutions represented approximately 63%, 31% and 6% of our total revenues, respectively.

Costs and Expenses
The following table shows our total costs and expenses:

	Nine Months Ended September 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	$6,997	$6,639	358	5%
Sales and marketing	32,706	30,750	1,956	6%
Product development	25,006	26,363	(1,357)	(5)%
General and administrative	53,818	51,561	2,257	4%
Depreciation and amortization	9,765	9,847	(82)	(1)%
Total costs and expenses	$128,292	$125,160	3,132	3%
Cost of Revenues
The increase in cost of revenues for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily related to an increase in server expense of $0.7 million partially offset by a decrease in merchant expense of $0.3 million.
Sales and Marketing Expenses
The increase in sales and marketing expenses for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily related to an increase in advertising expense of $7.5 million, partially offset by a decrease in personnel-related costs of $5.5 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $3.5 million, bonus expense of $1.6 million, vacation expense of $0.3 million, payroll tax expense of $0.3 million and stock-based compensation expense of $0.6 million, partially offset by an increase in severance expense of $0.8 million due to the reduction in force. The increase in advertising expense was primarily driven by the Company's strategic investments in brand awareness and marketing initiatives to support customer acquisition and growth across its core markets.
Product Development Expenses
The decrease in product development expenses for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to decreases in personnel-related costs of $1.2 million, outside service expense of $0.7 million and software expense of $0.2 million, partially offset by an increase in AI spending of $0.7 million. The decrease in personnel-related costs was primarily related to decreases in salaries and wages of $0.3 million, bonus expense of $0.8 million, vacation expense of $0.3 million and stock-based compensation expense of $1.0 million, partially offset by an increase in severance expense of $1.2 million due to the reduction in force in the third quarter of 2026.
General and Administrative Expenses
The increase in general and administrative expenses for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases in salaries and wages of $0.8 million, bonus expense of $0.1 million, payroll tax expense of $0.1 million, severance expense of $0.2 million, provision (recovery) for credit losses of $10.4 million and rent expense of $0.8 million, partially offset by decreases in vacation expense of $0.1 million, stock-based compensation expense of $1.0 million, employee benefits of $1.1 million, outside service expense of $3.7 million and other expense of $4.0 million. The decrease in other expense was primarily due to $2.3 million in loss contingency reversal related to the shortfall under the AWS minimum commitment obligation. See Note 5, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for additional information.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expense for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to a decrease in depreciation of $0.1 million primarily related to capitalized software development.

Other Income (Expense), net

	Nine Months Ended September 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Change in fair value of warrant liability	$195	$—	195	N/M
Change in tax receivable agreement liability	—	460	(460)	(100)%
Other income (expense)	2,328	1,381	947	69%
Other income (expense), net	$2,523	$1,841	$682	37%
N/M - not meaningful
The increase in other income (expense), net was primarily due to favorable changes in fair value of warrant liability of $0.2 million and an increase in other income of $1.0 million from sale of a domain name, partially offset by change in TRA liability of $0.5 million.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2026	2025	($)	(%)
	(dollars in thousands)
Provision for income taxes	$40	$22	$18	82%
For the nine months ended September 30, 2026 and 2025, we recorded less than $0.1 million in income tax provisions due to the impact of the full valuation allowance on our net deferred assets. See Note 2, “Summary of Significant Accounting Policies—Income Taxes,” to the condensed consolidated financial statements included in this Quarterly Report for further information.
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
Liquidity and Capital Resources
The following tables show our cash, accounts receivable and working capital as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$50,988	$62,401
Accounts receivable, net	$16,088	$14,619
Working capital	$48,609	$48,684
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $51.0 million and $62.4 million, respectively. The decrease was primarily driven by cash disbursements, which were attributable to a legal settlement totaling $2.3 million, a TRA payment of $2.7 million, severance obligations arising from the reduction in force of $3.4 million, and $2.1 million in prepaid insurance premiums.
Our working capital is being used for funding our current operations and potential strategic acquisitions in the future. We also intend to increase our capital expenditures to support the organic growth in our business and operations.
We expect to fund our short-term and long-term liquidity requirements from cash and working capital on hand at September 30, 2026, as well as from cash provided by operating activities. We believe that our existing cash and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.

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
Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$1,057	$23,142
Net cash used in investing activities	$(9,688)	$(9,359)
Net cash used in financing activities	$(2,782)	$(3,158)
Net Cash Provided by Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, change in fair value of warrant liability, change in TRA liability, amortization of right-of-use lease assets, stock-based compensation, loss contingency, gain on sale of domain name, provision (recovery) for credit losses and the effect of changes in working capital.
Net cash provided by operating activities is affected by changes in working capital, such as accounts receivable which is impacted by the timing of customer billings and related collections from our customers, accounts payable and accrued expenses which is impacted by timing of payments and accrued personnel costs which are impacted by employee performance targets and the timing of payments related to employee bonus incentives.
Changes in working capital decreased $14.5 million primarily due a decline in accounts payable and accrued expenses of $4.4 million and an increase in accounts receivable of $11.2 million. The decrease in accounts payable and accrued expenses was primarily due to a legal settlement payment and payment of commission and bonuses. The increase in accounts receivable was driven by a challenging operating environment for our customers, who have faced margin compression and cash flow constraints. These pressures have affected customers’ timing and ability to pay, resulting in higher days sales outstanding. Consequently, a greater portion of our accounts receivable portfolio has aged into higher delinquency buckets, leading to an increased provision for credit losses.
We continue to maintain a disciplined approach to accounts receivable management, with increased emphasis on payment plans and collection efforts. While we remain supportive of clients navigating this difficult environment, we are also taking appropriate actions, including discontinuation of service, where payment behavior no longer warrants continued support.
This challenging operating environment persisted throughout 2025 and the first nine months of 2026 and is now having a more pronounced impact on our cash flows in 2026 compared to 2025. We expect these conditions to persist; however, the duration and ultimate impact of these conditions are difficult to predict given the evolving regulatory environment and ongoing market challenges in the cannabis industry.
Net cash provided by operating activities for the nine months ended September 30, 2026 was $1.1 million, which resulted from a net loss of $1.3 million, together with net cash outflows of $22.3 million from changes in operating assets and liabilities, and non-cash items of $24.7 million, consisting of depreciation and amortization of $9.8 million, amortization of right-of-use lease assets of $1.8 million, stock-based compensation of $3.8 million, recovery of contract loss contingency of $2.3 million and provision for credit losses, net of recoveries of $13.0 million, partially offset by changes in fair value of warrant liability of $0.2 million, gain on sale of domain name of $1.0 million and other reconciling items of $0.1 million. Net cash outflows from changes in operating assets and liabilities was primarily due to an increase in accounts receivable of $14.5 million, an increase in other assets of $0.4 million, a decrease in accounts payable and accrued expenses of $5.6 million, a decrease in deferred revenue of $0.7 million and a decrease in operating lease liabilities of $2.9 million, partially offset by a decrease in prepaid expenses and other current assets of $1.8 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net cash provided by operating activities for the nine months ended September 30, 2025 was $23.1 million, which resulted from net income of $8.3 million, together with net cash outflows of $7.7 million from changes in operating assets and liabilities, and non-cash items of $22.6 million, consisting of depreciation and amortization of $9.8 million, amortization of right-of-use lease assets of $1.9 million, stock-based compensation of $6.4 million, loss contingency of $2.3 million and provision for credit losses, net of recoveries of $2.6 million, partially offset by change in TRA liability of $0.5 million. Net cash outflows from changes in operating assets and liabilities were primarily due to an increase in accounts receivable of $3.3 million, an increase in prepaid expenses and other current assets of $0.8 million, a decrease in accounts payables and accrued expenses of $1.2 million, a decrease in deferred revenue of $0.3 million and a decrease in operating lease liabilities of $2.7 million, partially offset by a decrease in other assets of $0.5 million. The changes in operating assets and liabilities are mostly due to fluctuations in timing of cash receipts and payments.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $9.7 million, which resulted from $10.8 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development costs, $13.5 million in cash paid to purchase securities, $13.6 million in proceeds from sale of marketable securities and $1.0 million in proceeds from sale of domain name.
Net cash used in investing activities for the nine months ended September 30, 2025 was $9.4 million, which resulted from $9.4 million cash paid for capital expenditures which includes purchases of property and equipment, including certain capitalized software development costs.
Net Cash Used in Financing Activities
Net cash outflows from financing activities for the nine months ended September 30, 2026 was $2.8 million, which primarily consists of $2.7 million in TRA payments and $0.2 million in tax paid related to settlement of equity awards, partially offset by $0.1 million in proceeds from collection of related party note receivable.
Net cash outflows from financing activities for the nine months ended September 30, 2025 was $3.2 million, which primarily consists of $1.9 million in distributions payments to members of WMH LLC and $1.4 million in TRA payments, partially offset by $0.2 million in proceeds from collection of related party note receivable.
Contractual Obligations and Commitments
We have non-cancellable contractual agreements primarily related to leases and other purchase obligations. As of September 30, 2026, future payments on our operating leases were $29.3 million. We also have minimum outstanding purchase obligations of approximately $1.4 million, due under software license agreements, of which the majority relates to the remaining period of our three-year AWS Enterprise agreement.
AWS Minimum Commitment Obligation
During the year ended December 31, 2025, we performed a review of our cloud infrastructure strategy prompted by a downward revision in forecasted server cost spend for the full fiscal year 2025 and 2026. The lower spend identified in the year ended December 31, 2025 was attributable to server management optimization and efficiencies implemented during 2024 and 2025 and discounts received on prepayments under the AWS agreement. Due to the revised forecast, we identified a probable shortfall in the minimum purchase obligation of approximately $2.3 million. We determined that the unused portion of the AWS minimum commitment obligation is not probable of being recovered through usage or other means, and as such recorded a loss contingency in the three months ended June 30, 2025 of $2.3 million. During the nine months ended September 30, 2026, we conducted a similar analysis, and recorded a reduction in shortfall from minimum purchase obligation of $2.3 million. The reduction to the shortfall was primarily due to an increase in spending on artificial intelligence initiatives. As of September 30, 2026 and December 31, 2025, we had amounts due to AWS of nil and $2.3 million, respectively, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets.
TRA Liability
As of September 30, 2026 and December 31, 2025, our TRA liability was nil and $2.7 million, respectively. We expect that the payments we will be required to make under the TRA will not be substantial, and therefore, in conjunction with the recording of a full valuation allowance on the related TRA deferred tax assets for the year ended December 31, 2022, we have also adjusted the TRA liabilities as of September 30, 2026 and December 31, 2025. We will continue to evaluate the realization of the TRA tax attributes, and in the future, we may conclude that it is more likely than not that we will be able to utilize the deferred tax assets that are subject to the TRA, and therefore that the TRA liability is probable of payment, and if the TRA is reinstated, the payments would be substantial. Assuming a reinstatement of the TRA liability, there are several assumptions that would be relevant in the ultimate determination of the amount of our TRA liability. For example, assuming no material changes in relevant tax law, that there are no future redemptions or exchanges to Class A Units and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, the tax savings associated with acquisitions of Legacy WMH common units in the Business Combination and subsequent exchanges as of September 30, 2026, would equal approximately $160.3 million, determined as of September 30, 2026. Under this scenario, we would be required to pay certain Class A Unit holders approximately 85% of such amount, or $136.2 million, determined as of September 30, 2026. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of the Class A common stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to us over the life of the TRA and will depend on us generating sufficient taxable income to utilize the tax benefits that are subject to the TRA. Payments under the TRA are not conditioned on the TRA parties’ continued equity ownership in us or WMH LLC.
Lease Termination with Alameda Square Owner LLC
On October 6, 2026, Ghost Management Group, LLC (the "Subsidiary"), a subsidiary of the Company, entered into a lease termination agreement (the "Lease Termination Agreement") with Alameda Square Owner LLC (the "Landlord") to terminate the lease agreement dated as of June 7, 2019 (as amended, the "Lease") for approximately 113,692 rentable square feet at 767 S. Alameda Street, Los Angeles, California 90021 (the "Premises"). The Lease Termination Agreement provides for the early termination of the Lease, which was originally scheduled to expire in February 2031.
The effectiveness of the Lease Termination Agreement was conditioned upon the execution of an agreement, on or prior to October 7, 2026, between the Landlord and a third-party tenant for the lease of the Premises (the "Termination Contingency"). The Landlord notified the Subsidiary that the Termination Contingency was satisfied on October 7, 2026, and accordingly, the Lease was terminated effective October 7, 2026.
As consideration for the Lease Termination Agreement, the Subsidiary agreed to pay the Landlord a termination fee in an aggregate amount of $32.4 million, which the Subsidiary will pay in fifty-three (53) monthly installments beginning October 2026.
Lease Agreement with 7th and SM LP
On October 9, 2026, the Subsidiary entered into a lease agreement (the "Austin Lease") with 7th and SM LP, a Delaware limited liability company (the "Austin Landlord"), for approximately 26,223 rentable square feet located at 924 E. 7th Street, Austin, Texas 78702.
The aggregate estimated base rent payments due over the term of the Austin Lease are approximately $14.3 million. In addition to base rent, the Subsidiary will be required to pay its share of operating expenses, taxes and insurance expenses, as well as other additional operating costs under the Austin Lease. The Austin Landlord will provide a tenant improvement allowance totaling up to $1.7 million. To secure its obligations under the Austin Lease, the Subsidiary will be required to provide the Austin Landlord with an irrevocable standby letter of credit in an amount of $0.8 million, subject to reduction in accordance with the terms of the Austin Lease. The Austin Lease is expected to commence on the later of (i) February 1, 2027 and (ii) the date the Austin Landlord delivers possession of the premises in accordance with the terms of the Austin Lease (the “Term Commencement Date”), and will expire 114 full calendar months after the Term Commencement Date. See Note 15, "Subsequent Events," for additional information.
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
With the foregoing in mind, our chief executive officer and chief financial officer (“Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were not effective due to the ongoing material weaknesses in internal control over financial reporting described below.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2026, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2026, our internal control over financial reporting was not effective due to the ongoing material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of September 30, 2026, we have an ongoing entity-level material weakness that was identified in the years ended December 31, 2025, 2024 and 2023, and for which remediation efforts continued through September 30, 2026 as further described below.
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
Remediation Efforts to Address Ongoing Material Weaknesses
Our remediation efforts for material weaknesses identified in both the current and prior years are still ongoing. To date, we have taken the following actions to remediate certain aspects of the material weaknesses described above that, as of September 30, 2026, had not yet been fully implemented or had not been in place for a sufficient period of time to demonstrate that they were having their desired effect:
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
On April 17, 2026, we filed a Form 25 with the SEC to effect the delisting of our Class A common stock and public warrants from Nasdaq and to deregister our Class A common stock and public warrants under Section 12(b) of the Exchange Act. The removal of our Class A common stock and public warrants from Nasdaq became effective on April 24, 2026. On April 27, 2026, the Class A common stock commenced trading on the OTCQX Best Market and the public warrants commenced trading on the OTCID Basic Market, both operated by the OTC, under the tickers “MAPS” and “MAPSW”. The public warrants ceased trading on the OTCID Basic Market on June 17, 2026, following their expiration on June 16, 2026. The deregistration of our Class A common stock and public warrants under Section 12(b) of the Exchange Act became effective in July 2026.
There is a limited trading volume for our Class A common stock on the OTC. As a result, relatively small trades of our Class A common stock have and may have a significant impact on the price of our Class A common stock and, therefore, may contribute to the price volatility of our Class A common stock. Because of limited trading volume in our Class A common stock and the price volatility of our Class A common stock, our existing investors may be unable to sell their Class A common stock when they desire or at the price they desire. The inability to sell their Class A common stock in a declining market because of such illiquidity or at a price they desire may substantially increase our investors’ risk of loss.
Additionally, the delisting of our Class A common stock from Nasdaq may have an adverse effect on institutional investor interest in holding or acquiring our Class A common stock and otherwise reduce the number of investors willing to hold or acquire our Class A common stock. This could negatively affect our ability to raise capital necessary to maintain operations.
We expect to suspend our SEC reporting obligations, and our stockholders may not have access to information required by SEC rules and regulations, and our continued listing on the OTC Markets could be negatively affected.
We expect to file a Form 15 with the SEC to provide notice of the automatic statutory suspension of our duty to file any reports required under Section 13(a) and 15(d) of the Exchange Act. As a result, our stockholders may not have access to the financial and other information required by SEC rules and regulations, which may adversely impact the trading price of, and market for, our Class A common stock.
Additionally, our Class A common stock is currently listed for trading on the OTCQX Best Market. Companies trading on the OTC Markets, including the OTCQX Best Market, must satisfy certain disclosure requirements to maintain their listing. As a result of the expected automatic suspension of our SEC reporting obligations, we may not remain current on our disclosure obligations, and therefore fail to satisfy the disclosure standards for continued listing on the OTCQX Best Markets, or satisfy any of the disclosure standards for listing on any of the other OTC Markets. Our inability to remain listed on the OTC Markets could adversely affect the market liquidity for our securities and our stockholders’ ability to sell their securities in a secondary market.
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

WM TECHNOLOGY, INC.

Date:	November 9, 2026	By:	/s/ Douglas Francis
			Name:	Douglas Francis
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Susan Echard
			Name:	Susan Echard
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)